Form 10-Q
period 1996-11-02
FINLAY ENTERPRISES INC /DE
filed 1996-12-17
CIK 878731

--------------------------------------------------------------------------------




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended    November 2, 1996

                                       or

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the Transition Period from _____________ to ______________

                  Commission File Number: 0-25716



                     FINLAY ENTERPRISES, INC.
                     ------------------------
      (Exact name of registrant as specified in its charter)

            Delaware                                         13-3492802
 ------------------------------                          -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


               521 Fifth Avenue, New York, NY                 10175
            --------------------------------------          ----------
           (Address of principal executive offices)         (zip code)

                                 (212) 808-2060
                 ----------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes    X                      No___

     As of December 13, 1996, there were 7,558,838 shares of common stock, par value $.01 per share, of the Registrant outstanding.

                            FINLAY ENTERPRISES, INC.

                                    FORM 10-Q

                     QUARTERLY PERIOD ENDED NOVEMBER 2, 1996

                                      INDEX


                                                                        PAGE(S)

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

        Consolidated Statements of Operations for the thirteen weeks and thirty-nine weeks ended October 28, 1995 and November 2, 1996.........1

        Consolidated Balance Sheets as of February 3, 1996 and November 2,
        1996..................................................................3

        Consolidated Statements of Changes in Stockholders' Equity
        for the year ended February 3, 1996 and thirty-nine weeks
        ended November 2, 1996................................................4

        Consolidated Statements of Cash Flows for the thirteen weeks and thirty-nine weeks ended October 28, 1995 and November 2, 1996.........5

        Notes to Consolidated Financial Statements............................7

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations........................11


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.....................................16


SIGNATURES...................................................................17

PART I - FINANCIAL INFORMATION
  Item 1.  Consolidated Financial Statements



                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)




                                                                     Thirteen Weeks Ended
                                                                     --------------------

                                                                 October 28,       November 2,
                                                                     1995             1996
                                                                 ------------      -----------

Sales......................................................      $   132,058      $   136,140
Cost of sales..............................................           63,285           65,780
                                                                 ------------      -----------
   Gross margin............................................           68,773           70,360
Selling, general and administrative expenses...............           62,991           63,255
Depreciation and amortization..............................            2,339            2,739
                                                                 ------------      -----------
   Income (loss) from operations...........................            3,443            4,366
Interest expense, net......................................            7,636            8,177
                                                                 ------------      -----------
   Income (loss) before income taxes.......................           (4,193)          (3,811)
Provision (credit) for income taxes........................           (1,433)          (1,174)
                                                                 ------------      -----------
   Net income (loss).......................................      $    (2,760)      $   (2,637)
                                                                 ============      ===========
Net income (loss) per share applicable to common shares....      $     (0.37)      $    (0.35)
                                                                 ============      ===========
Weighted average shares outstanding .......................        7,456,885        7,481,375
                                                                 ============      ===========












               The accompanying notes are an integral part of these
                consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)





                                                                    Thirty-Nine Weeks Ended
                                                                    -----------------------

                                                                 October 28,      November 2,
                                                                     1995             1996
                                                                 ------------     ------------

Sales......................................................      $   380,202     $    404,047
Cost of sales..............................................          182,227          195,663
                                                                 ------------     ------------
   Gross margin............................................          197,975          208,384
Selling, general and administrative expenses...............          183,495          189,424
Depreciation and amortization..............................            7,235            8,123
                                                                 ------------     ------------
   Income (loss) from operations...........................            7,245           10,837
Proceeds from life insurance ..............................           (5,000)          -
Interest expense, net......................................           22,321           23,422
                                                                 ------------     ------------
   Income (loss) before income taxes.......................          (10,076)         (12,585)
Provision (credit) for income taxes........................           (5,106)          (3,981)
                                                                 ------------     ------------
   Net income (loss).......................................           (4,970)          (8,604)
Dividends on Preferred Stock and accretion on conversion
   of Preferred Stock......................................           10,717          -
                                                                 ------------     ------------
   Net income (loss) applicable to common shares...........      $   (15,687)     $    (8,604)
                                                                 ============     ============
Net income (loss) per share applicable to common shares....      $     (2.53)     $     (1.15)
                                                                 ============     ============
Weighted average shares outstanding (A)....................        6,197,057        7,481,182
                                                                 ============     ============





-----------------
(A) The weighted average shares outstanding for 1995 are based on the number of shares of Common Stock issued and outstanding after reflecting the stock split discussed in Note 5 - Initial Public Offering and Related Transactions, as if such split occurred on January 29, 1995.






    The accompanying notes are an integral part of these consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)


                                                                                 (unaudited)
                                                                   February 3,   November 2,
                                                                      1996           1996
                                                                   -----------   -----------

                                     ASSETS
Current assets
  Cash and cash equivalents...................................... $    26,014     $   1,652
  Accounts receivable - department stores........................      18,889        26,298
  Other receivables..............................................       2,860        11,478
  Merchandise inventories........................................     195,926       249,467
  Prepaid expenses and other.....................................       1,526         1,878
                                                                   -----------   -----------
     Total current assets........................................     245,215       290,773
                                                                   -----------   -----------
Fixed assets
  Equipment, fixtures and leasehold improvements.................      65,206        75,992
  Less - accumulated depreciation and amortization...............      22,735        27,085
                                                                   -----------   -----------
     Fixed assets, net...........................................      42,471        48,907
                                                                   -----------   -----------
Deferred charges and other assets................................       9,012         9,699
Goodwill.........................................................      98,447        96,089
                                                                   -----------   -----------
      Total assets................................................ $  395,145    $  445,468
                                                                   ===========    ==========


                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Notes payable..................................................  $    -        $  99,979
  Current portion of long-term debt..............................        206             7
  Accounts payable - trade.......................................    125,817        93,143
  Accrued liabilities:
      Accrued salaries and benefits..............................     14,100        13,059
      Accrued miscellaneous taxes................................      4,160         3,369
      Accrued insurance..........................................      1,115         1,201
      Accrued interest...........................................      3,703           581
      Accrued management transition and consulting...............      2,418         1,946
      Other......................................................     16,093        16,887
  Income taxes payable...........................................     10,372           294
  Deferred income taxes..........................................        836           950
                                                                   ----------    ----------
      Total current liabilities..................................    178,820       231,416
Long-term debt...................................................    202,905       209,169
Other non-current liabilities....................................        636           486
                                                                   ----------    ----------
      Total liabilities..........................................    382,361       441,071
                                                                   ----------    ----------
Stockholders' equity
  Common Stock, par value $.01 per share; authorized
   25,000,000 shares; issued and outstanding 7,524,356
   and 7,558,838 shares, respectively............................         75           76
  Additional paid-in capital.....................................     47,459       47,694
  Distributions to investor group in excess of carryover basis...    (24,390)     (24,390)
  Note receivable from stock sale................................     (1,001)      (1,001)
  Retained earnings (deficit)....................................     (8,612)     (17,216)
  Foreign currency translation adjustment........................       (747)        (766)
                                                                   ----------    ---------
                                                                      12,784        4,397
                                                                   ----------    ---------
      Total liabilities and stockholders' equity.................  $ 395,145    $ 445,468
                                                                   ==========    =========



          The accompanying notes are an integral part of these consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (in thousands, except share data)





                                      Common Stock              Distributions to    Notes                  Foreign
                                      ------------   Additional  investor group   Receivable   Retained    Currency       Total
                                   Number of          Paid-in    in excess of       from       Earnings   Translation  Stockholders'
                                    shares    Amount  Capital   carryover basis   Stock Sale   (Deficit)   Adjustment      Equity
                                   --------- ------- ---------- ---------------- -----------   ---------- ------------ -------------
Balance, January 28, 1995......... 2,394,632 $ 24   $ (19,237)   $ (24,390)      $ (1,001)    $ (12,146)   $   (334)     $ (57,084)
  Net income (loss)...............     -       -         -           -                -          14,251       -             14,251
  Dividends on Series C
   Preferred Stock................     -       -         -           -                -            (717)      -               (717)
  Foreign currency
   translation adjustment.........     -       -         -           -                -            -           (413)          (413)
  Exercise of stock options.......    47,940   -          444        -                -            -          -                444
  Issuance of Common Stock........ 2,500,000   25      30,133        -                -            -          -             30,158
  Conversion of Series C
   Preferred Stock to
   Common Stock................... 2,581,784   26      36,119        -                -         (10,000)      -             26,145
                                   ---------  ---   ---------    ----------      ----------    -----------  ----------   ----------
Balance, February 3, 1996......... 7,524,356   75      47,459      (24,390)        (1,001)       (8,612)       (747)        12,784
  Net income (loss)...............     -       -        -            -                -          (8,604)      -             (8,604)
  Foreign currency translation
   adjustment.....................     -       -        -            -                -            -            (19)           (19)
  Exercise of stock options.......    34,482    1         235        -                -            -          -                236
                                   ---------  ---   ---------    ----------      ----------    -----------  ----------   ----------
Balance, November 2, 1996
 (unaudited)...................... 7,558,838 $ 76   $  47,694    $ (24,390)      $ (1,001)     $(17,216)   $   (766)      $  4,397
                                   ========= ====   =========    ==========      ==========   ===========  ==========    ==========












         The accompanying notes are an integral part of these consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                                     Thirteen Weeks Ended
                                                                 ----------------------------
                                                                 October 28,      November 2,
                                                                    1995             1996
                                                                 -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)............................................. $   (2,760)     $   (2,637)
  Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
  Depreciation and amortization.................................      2,621           3,047
  Imputed interest on debentures................................      1,887           2,122
  Other, net....................................................       (387)           (695)
  Changes in operating assets and liabilities:
      Increase in accounts and other receivables................       (653)           (513)
      Increase in merchandise inventories.......................    (34,994)        (40,535)
      (Increase) decrease in prepaid expenses and other.........       (583)          1,298
      Increase in accounts payable and accrued liabilities......     34,417          21,205
                                                                  -----------    ------------
        NET CASH USED IN OPERATING ACTIVITIES...................       (452)        (16,708)
                                                                  -----------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and leasehold improvements...     (3,293)         (5,254)
  Other, net....................................................       (980)           (152)
                                                                  -----------    ------------
        NET CASH USED IN INVESTING ACTIVITIES...................     (4,273)         (5,406)
                                                                  -----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility.......................    100,337         116,104
  Principal payments on revolving credit facility...............    (96,443)        (94,070)
  Other, net....................................................        (12)             31
                                                                  -----------    ------------
        NET CASH PROVIDED FROM FINANCING ACTIVITIES.............     3,882          22,065
                                                                  -----------    ------------
        EFFECT OF EXCHANGE RATE CHANGES ON CASH.................       (141)            (30)
                                                                  -----------    ------------

        DECREASE IN CASH AND CASH EQUIVALENTS...................       (984)            (79)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..................      2,459           1,731
                                                                  -----------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD........................  $   1,475       $   1,652
                                                                  ===========    ============

Supplemental disclosure of cash flow information:
  Interest paid.................................................  $   1,764       $   8,934
  Income taxes paid.............................................      1,971           2,392














        The accompanying notes are an integral part of these consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                    Thirty-Nine Weeks Ended
                                                                  ----------------------------
                                                                  October 28,      November 2,
                                                                     1995             1996
                                                                  -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss).............................................. $   (4,970)     $    (8,604)
  Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
  Depreciation and amortization..................................      8,028            9,042
  Imputed interest on debentures.................................      5,696            6,244
  Other, net.....................................................       (978)          (1,211)
  Changes in operating assets and liabilities:
     Increase in accounts and other receivables..................    (18,366)         (16,035)
     Increase in merchandise inventories.........................    (57,117)         (53,500)
     Increase in prepaid expenses and other......................     (1,287)            (344)
     Decrease in accounts payable and accrued liabilities........    (44,254)         (47,188)
                                                                  -----------     ------------
        NET CASH USED IN OPERATING ACTIVITIES....................   (113,248)        (111,596)
                                                                  -----------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and leasehold improvements....     (9,505)         (12,478)
  Other, net.....................................................     (1,394)            (251)
                                                                   -----------     ------------
        NET CASH USED IN INVESTING ACTIVITIES....................    (10,899)         (12,729)
                                                                  -----------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility........................    365,319          376,525
  Principal payments on revolving credit facility................   (287,460)        (276,546)
  Repurchase of debentures.......................................     (5,789)          -
  Net proceeds from initial public offering of common stock......     30,158           -
  Other, net.....................................................       (175)              35
                                                                  -----------     ------------
        NET CASH PROVIDED FROM FINANCING ACTIVITIES..............    102,053          100,014
                                                                  -----------     ------------
        EFFECT OF EXCHANGE RATE CHANGES ON CASH..................        (39)             (51)
                                                                  -----------     ------------

        DECREASE IN CASH AND CASH EQUIVALENTS....................    (22,133)         (24,362)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...................     23,608           26,014
                                                                  -----------     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD......................... $    1,475     $      1,652
                                                                  ===========     ============

Supplemental disclosure of cash flow information:
  Interest paid.................................................. $   11,939     $    19,407
  Income taxes paid..............................................      8,194           8,717









       The accompanying notes are an integral part of these consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Finlay Enterprises, Inc. (the "Company" or the "Registrant"), and its wholly owned subsidiary, Finlay Fine Jewelry Corporation ("Finlay Jewelry"), have been prepared in accordance with generally accepted accounting principles for interim financial information. References to "Finlay" mean collectively, the Company, Finlay Jewelry and all predecessor businesses.In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of November 2, 1996, and the results of operations and cash flows for the thirteen weeks and thirty-nine weeks ended October 28, 1995 and November 2, 1996. Due to the seasonal nature of the business, results for interim periods are not indicative of annual results. The unaudited consolidated financial statements have been prepared on a basis consistent with that of the audited consolidated financial statements as of February 3, 1996 referred to below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

NOTE 2 -  DESCRIPTION  OF  BUSINESS

     Finlay is a retailer of fine jewelry products and the leading operator of leased fine jewelry departments in department stores in the United States and France. Finlay also operates leased fine jewelry departments in the United Kingdom and Germany. A significant portion of Finlay's revenues are generated in the fourth quarter due to the seasonality of the retail industry. Approximately 71% of Finlay's domestic sales in 1995 were from operations in two major department store groups of which 48% represents Finlay's domestic sales from one department store group.

NOTE 3 - MERCHANDISE INVENTORIES

  Merchandise inventories consisted of the following:

                                                                                 (unaudited)
                                                                  February 3,     November 2,
                                                                    1996             1996
                                                                 ------------   ------------
                                                                        (in thousands)
     Jewelry goods - rings, watches and other fine jewelry
        (specific identification basis)....................      $  202,860      $   257,000
     Less:  Excess of specific identification cost over
        LIFO inventory value...............................           6,934            7,533
                                                                 -------------   -----------
                                                                 $  195,926      $   249,467
                                                                 =============   ===========

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - MERCHANDISE INVENTORIES (continued)

     The LIFO method had the effect of decreasing income (loss) before income taxes for the thirteen weeks ended October 28, 1995 and November 2, 1996 by $206,000 and $208,000, respectively. The effect of applying the LIFO method for the thirty-nine weeks ended October 28, 1995 and November 2, 1996 was to decrease income (loss) before income taxes by $582,000 and $599,000, respectively. Finlay determines its LIFO inventory value by utilizing selected producer price indices published for jewelry and watches by the Bureau of Labor Statistics.

     Approximately  $199,079,000  and  $214,832,000  at  February  3,  1996  and
November 2, 1996, respectively, of merchandise received on consignment has been excluded from Merchandise inventories and Accounts payable-trade in the accompanying Consolidated Balance Sheets.

     The cost to Finlay of gold merchandise sold on consignment, which typically varies with the price of gold, is not fixed until the sale is reported to the vendor following the sale of the merchandise. Finlay frequently enters into futures contracts, based upon the anticipated sales of gold product, such as options or forwards, to hedge against the risk arising from those payment arrangements. Changes in the market value of futures contracts are accounted for as an addition to or reduction from the inventory cost. At October 28, 1995 and November 2, 1996, the gain/loss on open futures contracts was not material.

     In August 1995, Finlay Jewelry consummated a gold consignment agreement (the "Gold Consignment Agreement") with Rhode Island Hospital Trust National Bank ("RIHT"), which matures on February 28, 1998. The Gold Consignment Agreement enables Finlay Jewelry to pay for merchandise by providing gold, or otherwise making payment, to certain vendors who currently supply Finlay with merchandise on consignment. While the merchandise involved remains consigned, the consignor and title to the gold content of the merchandise changes from the vendors to RIHT. Finlay Jewelry can obtain, pursuant to the Gold Consignment Agreement, up to the lesser of (i) 85,000 fine troy ounces or (ii) $25,000,000 worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At November 2, 1996, amounts outstanding under the Gold Consignment Agreement totalled 46,409 fine troy ounces, valued at approximately $17.5 million. For financial statement purposes, the consigned gold is not included in merchandise inventories on the Company's consolidated balance sheet and therefore no related liability has been recorded.

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

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LEASE AGREEMENTS (continued)

     The store leases provide for the payment of fees based on sales, plus, in some instances, installment payments for fixed assets. Lease expense, included in Selling, general and administrative expenses, is as follows (unaudited):

                                                     Thirteen Weeks Ended         Thirty-Nine Weeks Ended
                                                     --------------------         -----------------------
                                                   October 28,    November 2,     October 28,   November 2,
                                                      1995            1996           1995           1996
                                                   ---------      ----------       ---------    ----------
                                                          (in thousands)                (in thousands)

Minimum fees.......................                $   2,181      $  1,290        $  6,163      $   3,727
Contingent fees....................                   19,226        20,476          55,022         60,918
                                                   ---------      ---------       ---------     ----------
     Total.........................                $  21,407      $ 21,766        $ 61,185      $  64,645
                                                   =========      =========       =========     ==========


     Future minimum payments under noncancellable operating leases having initial or remaining noncancellable lease terms in excess of one year are as follows:

                                                       (in thousands)
     1996.........................................         $   6,188
     1997.........................................             3,804
     1998.........................................             2,679
     1999.........................................             2,381
     2000.........................................             2,200
     Thereafter...................................            11,600
                                                         -----------
     Total minimum payments required..............        $   28,852
                                                         -----------


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

     G.E. Capital agreed to reduce the interest rate on the Revolving Credit Facility by 0.5% concurrent with the Offering. Finlay and G.E. Capital amended the Revolving Credit Facility in March, 1995 pursuant to which the Company became a co-obligor with Finlay Jewelry under the Revolving Credit Facility with respect to a portion of the borrowings thereunder. Borrowings under the Revolving Credit Facility at November 2, 1996 were $99,979,000 and are included in the Notes payable caption on the accompanying Consolidated Balance Sheet.

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

NOTE 6 - UNAUDITED PRO FORMA AND SUPPLEMENTAL  FINANCIAL  INFORMATION

     The following table presents the calculation of pro forma earnings per share data for the thirty-nine weeks ended October 28, 1995. The pro forma consolidated financial information gives effect to the Offering and related transactions as if such transactions had occurred at the beginning of the period. The pro forma consolidated financial information also excludes proceeds of $5.0 million from a life insurance policy Finlay maintained on a senior executive, which was recorded in the second quarter of 1995. Net income (loss) was derived by adjusting the historical amounts to reflect interest expense on the adjusted debt structure and the related income tax effects thereon.


In thousands, except share and
per share amounts


                                                                  Thirty-Nine
                                                                  Weeks Ended
                                                                  -----------

Net income (loss) applicable to common shares per
     Consolidated Statements of Operations .................      $   (15,687)
Add:    Dividends and amortization of discount on
          Preferred Stock and accretion on conversion of
          Preferred Stock...................................           10,717
Add:    Interest expense reduction, net of tax, as a
          result of the adjusted debt structure.............              474
Less:   Eliminate life insurance proceeds...................           (5,000)
                                                                  -----------

Pro Forma net income (loss).................................      $    (9,496)
                                                                  ===========
Weighted average shares:
Weighted average shares - Common (1)........................        2,291,781
Common shares - Offering  (2)...............................        2,500,000
Common share - Series C Exchange (3)........................        2,581,784
Common stock equivalent pursuant to APB 15 (4)..............           70,670
                                                                  -----------
Total weighted average shares...............................        7,444,235
                                                                  ===========
Net income (loss) per share applicable to common shares.....      $     (1.28)
                                                                  ===========

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - UNAUDITED PRO FORMA AND SUPPLEMENTAL FINANCIAL INFORMATION
                     (continued)

____________________
(1) The weighted average shares outstanding are based on the number of shares of Common Stock issued and outstanding.
(2)  Shares of Common Stock sold in connection with the Offering.
(3)  Shares of Common Stock issued in connection with the Series C Exchange.
(4) In accordance with APB 15, the common stock equivalents were calculated by applying the treasury stock method, and limiting the number of shares of Common Stock obtainable upon exercise of outstanding options and warrants in the aggregate to 20% of the number of shares outstanding at the end of the period for which the computation is being made.


     Excluding the effect of the Revolving Credit Reduction and the interest rate reduction on the Revolving Credit Facility and including the effect of the proceeds from life insurance, net income (loss) per share applicable to common shares, on a supplemental basis, would have been a loss of $0.65 for the thirty-nine weeks ended October 28, 1995.


PART I - FINANCIAL INFORMATION
  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations


Results of Operations

     The following table sets forth operating results as a percentage of sales for the periods indicated:


Statement of Operations Data
(unaudited)

                                                       Thirteen Weeks Ended        Thirty-Nine Weeks Ended
                                                       --------------------        -----------------------
                                                     October 28,  November 2,      October 28,  November 2,
                                                        1995         1996             1995         1996
                                                     ----------   -----------      -----------  -----------
Sales..........................................          100.0%       100.0%           100.0%        100.0%
Cost of sales..................................           47.9         48.3             47.9          48.4
                                                     ----------   -----------      -----------  -----------
    Gross margin...............................           52.1         51.7             52.1          51.6
Selling, general and administrative expenses...           47.7         46.5             48.3          46.9
Depreciation and amortization..................            1.8          2.0              1.9           2.0
                                                     -----------  -----------      -----------  -----------
    Income (loss) from operations..............            2.6          3.2              1.9           2.7
Proceeds from life insurance...................             -            -              (1.3)           -
Interest expense, net..........................            5.8          6.0              5.9           5.8
                                                     -----------  -----------      -----------  -----------
    Income (loss) before income taxes..........           (3.2)        (2.8)            (2.7)         (3.1)
Provision (credit) for income taxes............           (1.1)        (0.9)            (1.3)         (1.0)
                                                     -----------  -----------      -----------  -----------
    Net income (loss)..........................          (2.1)%       (1.9)%            (1.4)%        (2.1)%
                                                     ===========  ===========      ===========  ===========



Thirteen Weeks Ended November 2, 1996 Compared with Thirteen Weeks Ended
 October 28, 1995

     Sales. Sales for the thirteen weeks ended November 2, 1996 increased $4.1 million, or 3.1%, over the comparable period for 1995. Comparable department sales (departments open for the same months during comparable periods) increased 3.6%. Sales decreased by $0.7 million as a result of the net effect of new store openings offset by store closings, as well as the timing of such department openings and closings. During the thirteen weeks ended November 2, 1996, Finlay opened 33 departments and closed six departments. The openings included 17 departments operated by Societe Nouvelle d'Achat de Bijouterie - S.O.N.A.B ("Sonab"), a French subsidiary. Included in the Sonab openings were 15 departments in Monoprix S.A., a department store in France ("Monoprix"), one department in Debenhams, P.L.C., a department store chain in the United Kingdom ("Debenhams"), and one department in the new Galeries Lafayette store in Berlin, Germany. The remaining 16 departments were opened within existing domestic store groups. The six department closings were also within existing domestic host store groups.

     Gross margin. Gross margin for the period increased by $1.6 million but, as a percentage of sales, gross margin decreased 0.4% as a result of management's efforts to increase market penetration and market share through a more aggressive pricing strategy.

     Selling, general and administrative expenses. Selling, general and administrative expenses ("SG&A") as a percentage of sales decreased 1.2%. SG&A increased $0.3 million or 0.4% due to additional expenses, primarily payroll and lease fees associated with increased sales volume. Although these expenses increased, the growth was at a slower rate than sales.

     Depreciation and amortization. Depreciation and amortization increased by $0.4 million, reflecting $17.9 million in capital expenditures for the most recent 12 months, offset by the effect of certain assets becoming fully depreciated. The increase in fixed assets was due to the addition of new departments and the renovation of existing departments.

     Interest expense, net. Interest expense increased by $0.5 million reflecting an increase in average borrowings ($306.6 million for the period in 1996 compared to $285.6 million for the comparable period in 1995) partially offset by a lower weighted average interest rate (10.1% for the period in 1996 compared to 10.3% for the comparable period in 1995).

     Provision (credit) for income taxes. The income tax provision for the 1995 and 1996 periods reflects the effective tax rate of 41.5%.

     Net income (loss). The net loss of $2.6 million for the 1996 period was $0.1 million lower than the net loss for the comparable period in 1995 as a result of the factors discussed above.

     Thirty-Nine Weeks Ended November 2, 1996 Compared with Thirty-Nine Weeks Ended October 28, 1995

     Sales. Sales for the thirty-nine weeks ended November 2, 1996 increased $23.8 million, or 6.3%, over the comparable period for 1995. Comparable department sales increased 6.3%. Management attributes this increase in comparable department sales primarily to intensified promotion of key items and best value programs as well as joint marketing efforts coordinated with several host store groups. Sales from the operation of net new departments (departments not included in comparable department sales) was not material. During the thirty-nine weeks ended November 2, 1996, Finlay opened 70 departments and closed 60 departments. There were 31 openings within existing store groups. In addition, Finlay opened 13 departments in the Hecht's division of The May Department Stores Company ("May") as a result of May's acquisition of the Strawbridge's stores, 19 departments in Monoprix and seven departments in Debenhams. The closings included 29 departments in the Emporium/Weinstock's chain, which was acquired by Federated Department Stores, Inc. and will operate under the Macy's name, and eight departments in The Jones Store Inc., which the lessor decided to consolidate with one lessee. The remaining 23 departments closed within existing host store groups.

     Gross margin. Gross margin for the period increased by $10.4 million but, as a percentage of sales, gross margin decreased 0.5% as a result of management's efforts to increase market penetration and market share through a more aggressive pricing strategy.

     Selling, general and administrative expenses. SG&A as a percentage of sales decreased 1.4%. SG&A increased $5.9 million, or 3.2%, due to additional expenses, primarily payroll and lease fees associated with increased sales volume. Although these expenses grew, the growth was at a slower rate than sales.

     Depreciation and amortization. Depreciation and amortization increased by $0.9 million, reflecting $17.9 million in capital expenditures for the most recent 12 months, offset by the effect of certain assets becoming fully depreciated. The increase in fixed assets was due to the addition of new departments and the renovation of existing departments.

     Proceeds from Life Insurance. The Company received, during the second quarter of 1995, proceeds of $5.0 million from a life insurance policy maintained on a senior executive.

     Interest expense, net. Interest expense increased by $1.1 million reflecting an increase in average borrowings ($286.4 million for the period in 1996 compared to $274.0 million for the comparable period in 1995) partially offset by a lower weighted average interest rate (10.2% for the period in 1996 compared to 10.5% for the comparable period in 1995).

     Provision (credit) for income taxes. The income tax provision for the 1995 and 1996 periods reflects the effective tax rate of 41.5%.

     Net income (loss). The net loss of $8.6 million for the 1996 period was $3.6 million higher than the net loss for the comparable period in 1995 as a result of the factors discussed above. Excluding the effect of the receipt of life insurance proceeds in 1995, the net loss of $8.6 million in 1996 compares to a net loss of $10.0 million in 1995.

Liquidity and Capital Resources

     Finlay's capital requirements are primarily for funding working capital for new departments and for working capital growth of existing departments and, to a lesser extent, capital expenditures for opening new departments and renovating existing departments. In addition, future working capital requirements would be increased by further international expansion. For the thirty-nine weeks ended October 28, 1995 and November 2, 1996, capital expenditures totalled $9.5 million and $12.5 million, respectively. Capital expenditures are estimated to be approximately $17.0 million in 1996. Capital expenditures are limited by the terms of the Revolving Credit Facility.

     Finlay's operations substantially preclude consumer receivables and approximately 50% of Finlay's domestic merchandise is carried on consignment. Accordingly, Finlay believes that relatively modest levels of working capital are required in comparison to many other retailers. The Company's working capital balance was $59.4 million at November 2, 1996, a decrease of $7.0 million from February 3, 1996. The decrease resulted from capital expenditures and the impact of the interim net loss exclusive of depreciation and amortization. Based on the seasonal nature of Finlay's business, working capital levels typically can be expected to decrease on an interim basis during the first three quarters of a year. See "- Seasonality."

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

     Finlay is required to reduce the balance of the Revolving Credit Facility in each year to $10.0 million or less for a 20 consecutive day period, and immediately thereafter to zero for an additional 10 consecutive days (the "Balance Reduction Requirement"). Borrowings under the Revolving Credit Facility at November 2, 1996 were $100.0 million compared to a zero balance at February 3, 1996, pursuant to the Balance Reduction Requirement, and $77.9 million at October 28, 1995. The average amounts outstanding were $73.5 million and $79.6 million for the thirty-nine weeks ended October 28, 1995 and November 2, 1996, respectively. The maximum amount outstanding under the Revolving Credit Facility during the thirty-nine weeks ended November 2, 1996 was $110.0 million.

     Simultaneously with the acquisition of Sonab on October 28, 1994, G.E. Capital agreed to provide additional financing by increasing the Revolving Credit Facility from $110.0 million to $135.0 million. The Company believes that, with the increased borrowing capacity under the Revolving Credit Facility resulting from the Revolving Credit Reduction, it has sufficient liquidity to meet Sonab's anticipated working capital requirements. In addition, the Company believes that it has sufficient liquidity to meet anticipated working capital requirements relating to (i) the operation of the outlet stores, (ii) the operation of the seven departments in Debenhams and (iii) the planned opening in the fourth quarter of 1996 of 10 additional departments in Monoprix and the operation of 15 such departments, which opened during the third quarter of 1996.

     Finlay's long-term needs for external financing will depend on its rate of growth, the level of internally generated funds and the ability to continue obtaining substantial amounts of merchandise on advantageous terms, including consignment arrangements with its vendors. For 1995, Finlay had an average balance of consignment merchandise of $208.5 million from over 200 vendors as compared to an average balance of $194.2 million in 1994. As of November 2, 1996, $214.8 million of consignment merchandise was on hand as compared to $199.1 million at February 3, 1996 and $220.1 million at October 28, 1995.

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

     A substantial amount of operating cash flow of Finlay is or will be required to pay, directly or indirectly, interest with respect to the 10 5/8% Senior Notes due 2003 of Finlay Jewelry (the "Notes") and the Debentures and amounts due under the Revolving Credit Facility. As of November 2, 1996, the Company's outstanding borrowings were $309.2 million, which included a $74.2 million balance under the Debentures, a $135.0 million balance under the Notes and a $100.0 million balance under the Revolving Credit Facility. The Debentures do not pay cash interest until November 1, 1998.

     In August 1995, Finlay Jewelry consummated the Gold Consignment Agreement with RIHT. The Gold Consignment Agreement enables Finlay Jewelry to pay for merchandise by providing gold, or otherwise making payment, to certain vendors. Finlay Jewelry can obtain, pursuant to the Gold Consignment Agreement, up to the lesser of (i) 85,000 fine troy ounces or (ii) $25,000,000 worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At November 2, 1996, amounts outstanding under the Gold Consignment Agreement totalled 46,409 fine troy ounces, valued at approximately $17.5 million.

     Finlay believes that, based upon current operations, anticipated growth, availability under the Revolving Credit Facility and the anticipated availability of additional debt financing, Finlay Jewelry will, for the foreseeable future, be able to meet its debt service and anticipated working capital obligations, and to make distributions to the Company sufficient to permit the Company to meet its debt service obligations and to pay certain other expenses as they come due. No assurances, however, can be given that Finlay Jewelry's current level of operating results will continue or improve or that Finlay Jewelry's income from operations will continue to be sufficient to permit Finlay Jewelry and the Company to meet their debt service and other obligations. The Revolving Credit Facility, the Note indenture and the Gold Consignment Agreement restrict distributions from Finlay Jewelry to the Company to 0.25% of Finlay Jewelry's net sales for the preceding fiscal year. The amounts required to satisfy the aggregate of Finlay Jewelry's interest expense and required amortization payments totalled $12.9 million and $19.7 million for the thirty-nine weeks ended October 28, 1995 and November 2, 1996, respectively. As a result of the closing date for the quarter under the retail calendar, the 1996 period includes two semiannual interest payments with respect to the Notes of $7.2 million each, whereas the comparable period in 1995 includes only one payment of $7.2 million.

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



                                    FINLAY ENTERPRISES, INC.



Date: December 13, 1996             By: /s/ Barry D. Scheckner
                                        ------------------------------------
                                        Barry D. Scheckner, Senior Vice
                                        President and Chief Financial
                                        Officer
                                        (As both a duly authorized officer of
                                        Registrant and as principal financial
                                        officer of Registrant)