Form 10-K
period 1997-02-01
FINLAY ENTERPRISES INC /DE
filed 1997-05-01
CIK 878731

--------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


             X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended February 1, 1997

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period from_________ to_________

                  Commission file number: 0-25716

                            FINLAY ENTERPRISES, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                           13-3492802
----------------------------------                        -------------------
  (State or other jurisdiction                              (I.R.S. Employer
 of incorporation or organization)                         Identification No.)


           521 Fifth Avenue, New York, NY                   10175
       ------------------------------------------         ----------
       (Address of principal executive offices)           (Zip code)


                                  212-808-2060
                  --------------------------------------------
              (Registrant's telephone number, including area code)


        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $0.01 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X  No__

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price on the Nasdaq National Market for such shares on April 1, 1997 was $44,255,304.

     As of April 1, 1997, there were 7,558,838 shares of common stock, par value $.01 per share, of the registrant outstanding.

                      Documents incorporated by reference:

     Portions of the Company's definitive Proxy Statement, in connection with its Annual Meeting to be held in June 1997, are incorporated by reference into
Part III. The Company's Proxy Statement will be filed within 120 days after February 1, 1997.

                            FINLAY ENTERPRISES, INC.

                                    FORM 10-K

                   FOR THE FISCAL YEAR ENDED FEBRUARY 1, 1997

                                      INDEX


PART I                                                                   PAGE(S)

 Item 1.     Business.......................................................  3
 Item 2.     Properties..................................................... 16
 Item 3.     Legal Proceedings.............................................. 16
 Item 4.     Submission of Matters to a Vote of Security Holders............ 16

PART II

 Item 5.     Market for the Registrant's Common Equity and Related
               Stockholder Matters.......................................... 17
 Item 6.     Selected Financial Data........................................ 18
 Item 7.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................... 20
 Item 8.     Financial Statements and Supplementary Data.................... 26
 Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................................... 26

PART III

 Item 10.    Directors and Executive Officers of the Registrant............. 27
 Item 11.    Executive Compensation......................................... 30
 Item 12.    Security Ownership of Certain Beneficial Owners and
               Management................................................... 30
 Item 13.    Certain Relationships and Related Transactions................. 31

PART IV

 Item 14.    Exhibits, Financial Statement Schedules and Reports on
               Form 8-K..................................................... 32

SIGNATURES.................................................................. 39

                                                          PART I

Item 1.  Business

The Company

     Finlay Enterprises, Inc., a Delaware corporation (the "Company"), conducts business through Finlay Fine Jewelry Corporation, a Delaware corporation ("Finlay Jewelry"), its wholly owned subsidiary. References to "Finlay" mean, collectively, the Company, Finlay Jewelry and all predecessor businesses.

     Finlay is the largest operator of leased fine jewelry departments ("Departments") in the United States and France. As of February 1, 1997, Finlay operated a total of 927 Departments in many of the leading department store chains in the United States and Europe. Since opening its first Department in 1942, Finlay has grown by adding host stores and increasing sales per Department, achieving sales of over $685 million in 1996. Finlay entered the international fine jewelry retailing market in October 1994 by acquiring Societe Nouvelle d'Achat de Bijouterie ("Sonab"), a French company that as of the end of 1996 operated 139 Departments and three stand- alone stores in locations in Europe. Finlay sells a broad selection of moderately priced fine jewelry products such as necklaces, earrings, bracelets, rings and watches and markets these products principally as fashion accessories. In 1996, the average price of the items sold domestically by Finlay was $151 per item. Other than watches, substantially all of the fine jewelry items sold by Finlay are made from precious metals and many also contain diamonds or colored gemstones. All references herein to leased Departments refer to Departments operated pursuant to license agreements or other arrangements with host department stores.

     Finlay's sales have increased from $473.7 million in 1992 to $685.3 million in 1996, a compound annual growth rate of 9.7%. Income from operations has increased from $37.1 million to $54.0 million in the same period, a compound annual growth rate of 9.8%. Finlay has increased in size from 662 Departments at the beginning of 1992 to 927 Departments and 12 stand-alone stores, for a total of 939 locations at the end of 1996.

     Domestically, as of February 1, 1997, Finlay operated 788 Departments in 22 host store groups, located in 42 states and the District of Columbia. Finlay's largest host store relationship is with The May Department Stores Company ("May"), for which Finlay operated all 359 Departments located in May-owned department stores, such as Lord & Taylor and Filene's. Finlay's second largest host store relationship is with Federated Department Stores, Inc. ("Federated"), for which Finlay operated 153 of the Departments located in Federated- owned department stores, including Rich's and Burdines. Finlay also operates Departments in numerous independent host store groups, such as Liberty House, Belk and Carson Pirie Scott. Finlay believes that it maintains excellent relations with its host store groups, 19 of which have had leases with Finlay for more than five years (representing 87.4% of Finlay's domestic sales in 1996) and 15 of which have had leases with Finlay for more than ten years (representing 78.6% of Finlay's domestic sales in 1996).

     In 1996, Finlay continued its expansion into two additional areas of fine jewelry retailing: the international market and outlet stores. Through its French subsidiary, Sonab, Finlay is the largest operator of Departments in France, operating its 131 French Departments in five host store groups, including Galeries Lafayette and Nouvelles Galeries. During October 1996, Finlay expanded into Berlin, Germany with the opening of a new Galeries Lafayette store. In addition, in April 1996, Finlay signed a lease agreement with Debenhams, P.L.C., a department store chain which operates 90 stores throughout the United Kingdom and Ireland ("Debenhams"), and operated seven Debenbams Departments in the United Kingdom at the end of 1996. As of February 1, 1997, Finlay operated nine outlet stores at nonmetropolitan outlet shopping center locations in Ohio, New York, Florida, South Carolina, Pennsylvania, Georgia and California under the name "New York Jewelry Outlet." The outlet stores provide Finlay with a channel to sell discontinued, close-out and other selected merchandise.

     Finlay's fiscal year ends on the Saturday closest to January 31. References to 1992, 1993, 1994, 1995, 1996 and 1997 relate to the fiscal years ended on January 30, 1993, January 29, 1994, January 28, 1995, February 3, 1996, February 1, 1997, and January 31, 1998, respectively. Each of the fiscal years includes 52 weeks except 1995, which includes 53 weeks.

     The Company is a holding company, which has no operations of its own. The primary asset of the Company is the common stock of Finlay Jewelry, which conducts all of Finlay's operations. The principal executive offices of the Company are located at 521 Fifth Avenue, New York, New York 10175 and its telephone number at this address is (212) 808-2060.

     On April 6, 1995, the Company completed an initial public offering (the "Offering") of 2,500,000 shares of its common stock, par value $.01 per share ("Common Stock") at a price of $14.00 per share. An additional 115,000 shares were sold by non-management selling stockholders. Net proceeds from the Offering after deducting the underwriting discount of $2,300,000 and expenses of approximately $2,500,000 incurred in connection with the Offering, were $30,200,000. The net proceeds were used to repurchase $6,103,000 accreted balance of the Company's 12% Senior Discount Debentures due 2005 (the
"Debentures") at a price equal to $5,789,000, or approximately 95% of the accreted amount. The balance of the net proceeds were used to reduce a portion of the outstanding indebtedness under Finlay's $135,000,000 Revolving Credit Facility (the "Revolving Credit Facility") with General Electric Capital Corporation ("G.E. Capital").

     Immediately prior to completion of the Offering, the holders of the Company's 10% Series C Cumulative Preferred Stock ("Series C Preferred Stock") exchanged all outstanding shares of Series C Preferred Stock with the Company for 2,581,784 shares of Common Stock (the "Series C Exchange"). For purposes of the Series C Exchange, the outstanding Series C Preferred Stock was (i) valued at its liquidation value of $30,000,000 plus $6,145,000 of accrued dividends through the date of completion of the Series C Exchange, paid in kind at a quarterly rate of 2.5% and (ii) exchanged for Common Stock at the initial public offering price of $14.00 per share. In conjunction with the Series C Exchange, a $10,000,000 nonrecurring noncash charge representing the difference between the liquidation value and the carrying value of the Series C Preferred Stock was recorded, decreasing net income (loss) applicable to common shares in 1995.

     In May 1993, an affiliate of Thomas H. Lee Company (together with its affiliate transferees, the "Lee Investors") and partnerships managed by Desai Capital Management Incorporated (collectively, the "Desai Investors"), acquired 36.8% and 24.5%, respectively, of the outstanding voting securities of the Company in a series of transactions which recapitalized the Company (the "Recapitalization Transactions"). Following the Recapitalization Transactions, certain members of management (the "Management Stockholders") maintained a substantial equity interest in the Company. Following the completion of the Offering and the Series C Exchange, the Lee Investors and Desai Investors beneficially owned 33.1% and 22.1% of the outstanding voting securities, respectively, and 14.8% was held by the Management Stockholders. For information regarding the Recapitalization Transactions, reference is made to the information to be included under the caption "Certain Relationships and Related Transactions - The 1993 Recapitalization" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A ("Proxy Statement") which information is incorporated herein by reference. See also Note 1 to the Consolidated Financial Statements and "Security Ownership of Certain Beneficial Owners and Management."

General

     Overview. Many department stores traditionally have engaged specialized lessees, such as Finlay, to operate their fine jewelry departments. The lessees furnish specialized expertise in management, merchandising, selling, marketing, inventory control and security. By engaging lessees, host stores avoid investment of working capital and devotion of management attention in an area outside their core apparel and home furnishings businesses. Finlay also believes that, as a specialized retailer, a lessee is better equipped than a department store to establish close relationships within the fragmented fine jewelry vendor community. Such relationships offer advantages in coordinating purchasing, merchandising and marketing with vendors. Accordingly, host stores can realize higher sales productivity and greater profitability by leasing their fine jewelry operations to third parties such as Finlay.

     Finlay believes certain aspects of its business differentiate it from other retailers. First, as a lessee operating within host department stores, Finlay benefits from the host stores' reputation, advertising, credit services and established customer base. Finlay also avoids the substantial capital investment typical of stand-alone retailing formats, enabling Finlay's new Departments generally to achieve profitability within their first 12 months of operations. Second, Finlay believes that its working capital requirements are lower than those for many other retailers and Finlay's exposure to changes in fashion trends is reduced because approximately 50% of Finlay's domestic merchandise is carried on consignment. In addition, net sales proceeds (whether generated by cash or on credit) are generally remitted to Finlay by each host store on a monthly basis. Third, substantially all consumer credit risk is borne by the host store rather than by Finlay because substantially all sales proceeds are remitted to Finlay by each store whether or not collected, provided that the proper credit approvals have been obtained in accordance with the host store's policy. Fourth, Finlay has developed a sophisticated management information and inventory control system which enables Finlay to monitor merchandise trends and control inventory.

     Industry. Finlay believes that during the past ten years trends in the retail jewelry industry have contributed to Finlay's growth. Total personal consumption expenditures for jewelry (including both fine and costume jewelry) in the United States in 1996 were $41.3 billion, according to the United States Department of Commerce. This represents an increase of approximately $16.5 billion in annual expenditures since 1986 and a compound annual growth rate of 5.2% from 1986 through 1996. Finlay believes that demographic factors, such as the maturing of the "baby boom" generation and an increase in the population of working women, have contributed to the industry's growth.

     The fine jewelry business has also developed in certain ways that have aided Finlay's growth. Traditionally, consumers purchased fine jewelry primarily as a gift, keepsake or other special occasion item. Finlay believes that today's jewelry consumers have accepted fine jewelry as a fashion accessory and are increasingly making fine jewelry an impulse purchase item. These factors have, in Finlay's view, increased fine jewelry sales in the department store format. Fine jewelry has become an integral part of the department store merchandising scheme and is now marketed by department stores as a separate fashion item. Finlay believes that these factors have made the Departments operated by Finlay an independent attraction to department store customers, less dependent on general store traffic.

     The retail jewelry industry is highly fragmented and includes numerous local jewelers. However, Finlay has benefited from consolidation within the Department segment of the industry by adding host store groups which previously leased the operation of their jewelry departments to competitors of Finlay. As a consequence of consolidations of department stores which leased their fine jewelry operations and the difficulties of certain of Finlay's principal competitors, Finlay added five host store groups in 1992, which accounted for 94 of a total 124 new Departments opened in that year (exclusive of closings). In 1993, 1994, 1995 and 1996, Finlay opened 17, 8, 20 and 13 new Departments, respectively, as the result of host department store consolidations.

     Growth Strategy. Finlay's future growth strategy is based on six principal objectives: (i) increases in comparable Department sales, (ii) addition of Departments within existing host store groups, (iii) establishment of new host store relationships, (iv) expansion of Department selling space, (v) continued international expansion and (vi) development of its retail outlet format as a channel to sell discontinued, close-out and certain other merchandise.

 .    Increase Comparable  Department Sales.  Increases in comparable  Department sales represent Finlay's most profitable means of growth. In addition to its continued emphasis on broad fashion assortments, timely promotions and extensive advertising, Finlay has continued to focus on three strategies for improving comparable Department sales growth: (i) a more aggressive pricing strategy and increased inventory levels on select best value
     merchandise,   (ii)  holiday  and  event  related  promotions  as  well  as participating in host store special promotions and (iii) technological advances and refinements to operating procedures at the Department level designed to improve customer service. During 1996, Finlay continued to intensify its promotion of key items and best value programs as well as increase Department stock positions of such key items. In addition, Finlay's advertising and promotional planning are closely coordinated with this pricing strategy. During 1996, Finlay focused on holiday and event related promotions such as Mother's Day and November's Extravaganza promotion as well as participating in host store special promotions, such as one- day sales. Finlay intends to continue the use of such special marketing promotions as a means of improving comparable Department sales.
     In  addition,   Finlay  has  streamlined   administrative  tasks  including
     implementing new procedures for the daily set-up and close-down of Departments and establishing an interface between store cash registers and Finlay's central office that reduces sales processing time. Finlay is also exploring ways to make the receipt and transfer of merchandise more efficient. Finlay believes that these improvements have allowed sales personnel to spend more time servicing customers and selling merchandise and therefore have increased sales. In management's view, such operating changes and methods provide the necessary infrastructure to support
     continued  growth  without  a  commensurate   increase  in   administrative
     expenses.

 .    Add  Departments  Within  Existing Host Store Groups.  Finlay has generally been able to open Departments in new stores opened or acquired by existing host stores. Host store expansion has added, through 1996, 114 net new
     Departments   since  the  beginning  of  1992.  Based  on  expansion  plans previously announced by May and Federated, Finlay has identified over 100 locations (without regard to possible closings) at which it has added Departments or expects to have the opportunity to add Departments in the future. In addition, Finlay has historically benefited from, and believes it is well-positioned to continue to capitalize on, consolidation in the department store industry. During 1995, Finlay opened 61 and closed 23 domestic Departments and during 1996 Finlay opened 32 and closed 30 domestic Departments within existing host store groups.

 .    Establish  New Host Store  Relationships.  Finlay  seeks to  establish  new relationships with department stores that currently either lease their fine jewelry departments to Finlay's competitors or operate their own fine jewelry businesses by demonstrating to store management the potential for improved financial performance. Since the beginning of 1992, Finlay has added such host store groups as Burdines, Bon Marche, Elder Beerman and Stern's.

 .    Expansion of Departments  Selling Space.  During 1996,  Finlay continued to expand the linear footage of display cases in certain high volume Departments. The expanded Departments have enabled Finlay to enhance the depth of the merchandise assortment resulting in increased sales volume in these Departments. Although Finlay's average sales per linear foot was $11,600 in 1996, these Departments may produce results significantly higher than Finlay's average. Furthermore, these incremental sales increases are achieved without having to incur proportionate increases in selling and administrative expenses. Finlay views this as an opportunity for growth and will continue to identify such Departments.

 .    Continue International Expansion. In October 1994, Finlay acquired Sonab, a
     French company which operated 131 Departments and three stand-alone stores in France at the end of 1996. Sonab operates its Departments within five host store groups, including Galeries Lafayette and Nouvelles Galeries. During October 1996, Finlay expanded into Berlin, Germany with the opening of a new Galeries Lafayette store. As a continuation of Finlay's on-going international expansion, in April 1996, Finlay signed a lease agreement
     with  Debenhams,   a  department  store  chain  which  operates  90  stores
     throughout the United Kingdom and Ireland, and operated seven Debenhams Departments in the United Kingdom at the end of 1996. Finlay believes that fine jewelry retailing outside of the United States is highly fragmented, consisting primarily of small regional and local operators. In Finlay's view, its specialized expertise has enabled it to strengthen the marketing, merchandising, inventory control and personnel training methods of its French operation. Finlay also believes that its expertise and critical mass will allow it to capitalize on the fragmentation of the international jewelry retail market to expand in France and into other foreign markets.

 .    Develop  Outlet Store  Business.  Management  believes  that outlet  stores represent a potential opportunity beyond Finlay's core leased Department business. Finlay opened two outlet stores in 1994, five stores in 1995 and an additional two stores in 1996. The outlet stores provide Finlay with a channel to sell discontinued, close-out and certain other merchandise. Outlet centers are generally located in nonmetropolitan areas so as to avoid direct competition with traditional retail shopping areas that typically include department stores.

     Merchandising Strategy. Finlay seeks to maximize sales and profitability through a participatory merchandising strategy known as the "Finlay Triangle," which integrates Finlay's store group management, central office and vendors. By coordinating efforts and sharing on-line access to information each Finlay Triangle participant plays a role which emphasizes its area of expertise in the merchandising process, thereby increasing productivity. Finlay's central office functions as a service organization, assembling an assortment of merchandise for selection by Finlay's store group management. Within pricing guidelines set by the central office, Finlay's store group management contributes to the selection of the specific merchandise most appropriate to the demographics and customer tastes within their particular geographical area. Vendors participate in the decision making process and are made partners with respect to merchandise assortment, including the testing of new products, marketing, advertising, stock levels and pricing strategy. Through the Finlay Triangle, opportunities are created for the vendor to assist in improving inventory turnover and profitability, both for the vendor and Finlay. Through this strategy, Finlay believes it capitalizes on economies of scale by centralizing certain activities, such as vendor selection, advertising and planning, while allowing Finlay's store group management the flexibility to implement merchandising programs tailored to their host store environments and clientele.


                               The Finlay Triangle
                                [GRAPHIC OMITTED]

     Finlay has structured its relationships with vendors to encourage sharing of responsibility for marketing and merchandise management. Finlay furnishes to vendors, through on-line access to Finlay's information systems, the same sales, stock and gross margin information that is available to Finlay's store group management and central office for each of the vendor's styles in Finlay's merchandise assortment. Using this information, vendors are able to participate in decisions to replenish inventory which has been sold and to return or exchange slower- moving merchandise. In addition, vendors may input order recommendations through Finlay's data processing system for approval by Finlay. New items are tested in specially selected "predictor" Departments where sales experience can indicate an item's future performance in Finlay's other Departments. Finlay believes that the access and input which vendors have in the merchandising process results in a better assortment, timely replenishment, higher turnover and higher sales of inventory. Finlay believes that these elements of its approach differentiate Finlay from its competitors.

     Since many of the host store groups in which Finlay operates differ in fashion image and customer demographics, Finlay's flexible approach to merchandising is designed to complement each host store group's own merchandising philosophy. Finlay emphasizes a "fashion accessory" approach to fine jewelry and watches, and seeks to provide items that coordinate with the host store's fashion focus as well as maintain stocks of traditional and gift merchandise.

Store Relationships

     Host Store Relationships. Domestically, as of February 1, 1997, Finlay operated 788 Departments in 22 host store groups, located in 42 states and the District of Columbia. Finlay's largest host store relationship is with May, for which Finlay operates all 359 Departments located in May-owned department stores, such as Lord & Taylor and Filene's. Finlay's second largest host store relationship is with Federated, for which Finlay operates 153 of the Departments located in Federated-owned department stores, including Rich's and Burdines. Finlay also operates Departments in numerous independent host store groups, such as Liberty House, Belk and Carson Pirie Scott. Finlay believes that it maintains excellent relations with its host store groups, 19 of which have had leases with Finlay for more than five years (representing 87.4% of Finlay's domestic sales in 1996) and 15 of which have had leases with Finlay for more than ten years (representing 78.6% of Finlay's domestic sales in 1996). As a consequence of the strong and, in many instances, long-term relationships, host store groups have routinely renewed Finlay's lease agreements at their renewal dates. Finlay believes that the majority of its lease agreements will continue to be renewed routinely.

     Store groups owned by May and Federated accounted for an average of 49% and 23%, respectively, of Finlay's domestic annual sales for 1994, 1995 and 1996.

     The following table identifies the host store groups in which Finlay operated Departments at February 1, 1997, the year in which Finlay's relationship with each host store group commenced and the number of Departments in each host store group. The table also identifies Finlay's outlet and French stand-alone locations and the date on which such locations opened.

                                                                    Number of
Host Store Group/Location                        Inception of     Departments/
-------------------------                        Relationship        Stores
                                                 ------------     ------------

May
L.S. Ayres/Famous Barr........................       1979             31
Filene's......................................       1977             38
Foley's.......................................       1986             53
Hecht's/Strawbridge's.........................       1986             70
Kaufmann's....................................       1979             47
Lord & Taylor.................................       1978             59
Meier & Frank.................................       1988              8
Robinsons - May...............................       1948             53
                                                                     ---
                                                                     359
                                                                     ---
Federated
The Bon Marche................................       1993             18
Burdines......................................       1992             44
Lazarus/Rich's/Goldsmith's....................       1983             71
Stern's.......................................       1994             20
                                                                     ---
                                                                     153
                                                                     ---
Other Domestic Departments
Belk/Leggett..................................       1975             50
Bergner's/Boston Store/Carson Pirie Scott.....       1977             51
The Bon-Ton/AM&A's............................       1986             34
Crowley's/Steinbach...........................       1968             19
Dillard's.....................................       1988              5
Elder Beerman.................................       1992             35
Gottschalks...................................       1969             30
Liberty House.................................       1983             11
Proffitt's....................................       1991              9
Younkers......................................       1973             32
                                                                     ---
                                                                     276
                                                                     ---

Total Domestic Departments....................                       788

Domestic Stand-Alone Stores
New York Jewelry Outlet.......................       1994              9

International Departments (Sonab)
Bazar de l'Hotel de Ville.....................       1994(1)           6
Debenhams.....................................       1996              7
Galeries Lafayette............................       1994(1)          30
Monoprix/Inno/Baze............................       1994(1)          36
Nouvelles Galeries............................       1994(1)          59
Jeanteur......................................       1996              1
                                                                     ---
                                                                     139
                                                                     ---

Sonab Stand-Alone Stores
New Gold......................................       1994(1)           3
                                                                     ---

Total.........................................                       939
                                                                     ===

---------------------------
(1)  Year of Finlay's acquisition of Sonab (which occurred on October 28, 1994).

     Terms of Domestic Lease Agreements. Finlay's domestic lease agreements typically have an initial term of one to five years. Finlay has, where possible, entered into five-year lease agreements and expects to continue this policy. Finlay's domestic lease agreements contain renewal options or provisions for automatic renewal absent prior notice of termination by either party. Lease renewals are for one to five year periods. In exchange for the right to operate a Department within the host store, Finlay pays each host store group a lease fee, calculated as a percentage of sales (subject to a minimum annual fee in a limited number of cases). The host store is generally responsible for paying utility costs, maintenance and certain other expenses associated with the operation of the Departments.

     Finlay's domestic lease agreements generally require host stores to remit sales proceeds for each month (without regard to whether such sales were cash, store credit or national credit card) to Finlay approximately three weeks after the end of such month. However, during the months of November and December, most host store groups remit to Finlay 75% of the estimated months' sales prior to or shortly following the end of that month. Each host store group withholds from the remittance of sales proceeds a lease fee and other expenditures, such as advertising costs, which the host store group may have made on Finlay's behalf.

     Finlay is usually responsible for providing and maintaining any fixtures and other equipment necessary to operate its Departments, while the host store is typically required to provide clean space for installation of any necessary fixtures. All of the domestic lease agreements provide that Finlay is responsible for the hiring (subject to the suitability of such employees to the host store) and discharge of its sales and Department supervisory personnel and substantially all domestic lease agreements provide that Finlay must furnish its employees with salaries and certain benefits comparable to those received by the host store's employees. Many of Finlay's domestic lease agreements provide that Finlay may operate the Departments in any new stores opened by the host store group. In certain instances, Finlay is operating Departments without written agreements, although the arrangements in respect of such Departments are generally in accordance with the terms described herein.

     In many cases, Finlay is subject to limitations under its domestic lease agreements which prohibit Finlay from operating Departments for competing host store groups within a certain geographical radius of the host stores (typically five to ten miles). Such limitations restrain Finlay from further expanding into areas where it currently operates Departments. However, certain lease agreements make an exception for adding Departments in stores established by groups with which Finlay has a preexisting lease arrangement. In addition, Finlay has, from time to time, obtained the consent of an existing host store group to operate in another host store group within the prohibited area. May has granted to Finlay this type of consent with respect to Federated host stores and Federated has granted this type of consent with respect to May host stores. In addition, in certain cases, Finlay has found that, notwithstanding the absence of any geographical limitation in a lease agreement, it is limited as a practical matter from opening Departments for competing host store groups in close proximity to each other because of the adverse effect such openings might have on its overall host store group relationships.

     Credit. Substantially all consumer credit risk is borne by the host store rather than by Finlay. Purchasers of Finlay's merchandise at a host store are entitled to the use of the host store's credit facilities on the same basis as all of the host store's customers. Payment of credit card or check transactions is generally guaranteed to Finlay by the host store, provided that the proper credit approvals have been obtained in accordance with the host store's policy. Accordingly, payment to Finlay in respect of its sales proceeds is generally not dependent on when (or if) payment is received by the host store.

     Departments Opened/Closed. During 1996, Department openings offset by closings resulted in a net decrease of two Departments. There were 36 openings within existing store groups. In addition, Department openings include 13 Departments in the Hecht's division of May, as a result of May's acquisition of the Strawbridge's stores, 26 Departments in Monoprix S.A., a department store in France ("Monoprix"), the opening of seven Departments in Debenhams and the opening of two additional outlet stores. These openings were offset by Department closings including 29 Departments in the Emporium/Weinstock's chain, eight Departments in The Jones Store Inc. ("Jones") and 17 Departments in the Maison Blanche/Gayfers chain. In addition, there were 32 Departments closed within existing host store groups. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - 1996 Compared with 1995."

     The following table sets forth data regarding the number of Departments and stand-alone stores which Finlay has operated from the beginning of 1992:


                                                                         Fiscal  Year Ended
                                                   -------------------------------------------------------------------
                                                     Jan. 30,     Jan. 29,         Jan. 28,      Feb. 3,     Feb. 1,
                                                       1993         1994            1995          1996        1997
                                                   ------------  -----------     -----------   ----------  -----------
Departments/Stores:
Open at beginning of period......................           662          746             757          903          941
Opened during period.............................           124           69             159           70           84
Closed during period.............................           (40)         (58)            (13)         (32)         (86)
                                                   ------------  -----------     -----------   ----------  -----------
Open at end of period............................           746          757             903          941          939
                                                   ------------  -----------     -----------   ----------  -----------
      Net increase (decrease)....................            84           11             146           38          (2)
                                                   ------------  -----------     -----------   ----------  -----------

     For the periods presented in the table above, Department closings were primarily attributable to: the bankruptcy of host store groups; the consolidation of, or ownership changes in, certain host store groups, in particular internal consolidation within May; the closing or sale by host store groups of individual stores; the closing of Departments in a host store group as a result of the opening of Departments in another host store group that competes in the same geographic market; the host store group's decisions to consolidate with one lessee; and Finlay's decision to close unprofitable Departments. To management's knowledge, none of the Department closings during the periods presented in the table above resulted from dissatisfaction of a host store group with Finlay's performance.

Products and Pricing

     Each  of  Finlay's  domestic   Departments  offers  a  broad  selection  of
necklaces, earrings, bracelets, rings and watches. Other than watches, substantially all of the fine jewelry items sold by Finlay are made from precious metals and many also contain diamonds or colored gemstones. Finlay also provides jewelry and watch repair services. Finlay does not carry costume or gold-filled jewelry. Specific brand identification is generally not important within the fine jewelry business, except for watches. With respect to watches, Finlay emphasizes brand name vendors, including Gucci, Seiko, Citizen and Movado. Many of Finlay's lease agreements with host store groups restrict Finlay from selling certain brand name items or, in some cases, set price minimums below which Finlay may not sell particular items. In France, Sonab's watch selection is limited to private label watches marketed under Sonab's "New Gold" and "Gold Line" names. All other watch brands are sold by the host stores, which in France have historically retained the fine watch business for themselves.

     The following table sets forth the domestic sales and percentage of sales by category of merchandise for 1992, 1993, 1994, 1995 and 1996:

                                                           Fiscal Year Ended
                ------------------------------------------------------------------------------------------------------------
                 Jan. 30, 1993         Jan. 29, 1994         Jan. 28, 1995         Feb. 3, 1996           Feb. 1, 1997
                -------------------   -------------------   -------------------   ------------------     -------------------
                            % of                  % of                  % of                 % of                     % of
Category:        Sales      Sales      Sales     Sales       Sales     Sales       Sales     Sales        Sales      Sales
                -------   ---------   -------  --------     -------  ----------   --------  ---------     -------    --------
                                                         (dollars in millions)
Gemstones.....  $ 114.7        24.2%  $ 119.0      23.6%    $ 132.3       24.5%   $ 148.6       24.4%   $  153.1        24.1%
Gold..........    105.4        22.2     113.3      22.4       123.7       22.9      142.8       23.5       144.8        22.8
Watches.......     87.8        18.5      96.0      19.0       105.1       19.5      115.2       19.0       114.3        18.0
Diamonds......     95.4        20.2     101.3      20.0       102.7       19.1      118.3       19.5       129.2        20.3
Other (1).....     70.4        14.9      76.0      15.0        75.5       14.0       82.8       13.6        93.5        14.8
                -------   ---------   -------  --------     -------  ----------   --------  ---------     -------    --------
Total Sales...  $ 473.7       100.0%  $ 505.6     100.0%    $ 539.3      100.0%   $ 607.7      100.0%   $  634.9       100.0%
                =======   =========   =======  ========     =======  ==========   ========  =========     =======    ========

---------------------------
(1) Includes special promotional items, remounts, estate jewelry, pearls, beads, cubic zirconia, sterling silver and men's jewelry, as well as repair services and accommodation sales to Finlay employees.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Finlay sells its merchandise at prices generally ranging from $50 to $1,000. In 1996, the average price of the items sold domestically by Finlay was $151 per item. An average Department has over 4,000 items in stock. Consistent with fine jewelry retailing in general, a substantial portion of Finlay's sales are made at prices discounted from listed retail prices. Finlay's advertising and promotional planning are closely coordinated with its pricing strategy. Publicized sales events are an important part of Finlay's marketing efforts. A substantial portion of Finlay's sales occur during such promotional events. The amount of time during which merchandise may be offered at discount prices is limited by applicable laws and regulations. See "Legal Proceedings."

Purchasing and Inventory

     General. A key element of Finlay's strategy domestically has been to lower the capital investment required for operating its existing Departments and opening new Departments. At any one time, Finlay typically is required to pay in advance of sale for less than half of its inventory because, on average, approximately 50% of Finlay's domestic merchandise is obtained on consignment and certain additional inventory is purchased with extended payment terms. In 1996, Finlay's net monthly investment in inventory (i.e., the total cost of inventory owned and paid for) averaged 33% of the total cost of its on-hand merchandise. Finlay is frequently granted exchange privileges which permit Finlay to return or exchange unsold merchandise for new products at any time. In addition, Finlay structures its relationships with vendors to encourage their participation in and responsibility for merchandise management. By making the vendor a participant in Finlay's merchandising strategy, Finlay has created opportunities for the vendor to assist in improving inventory turnover and profitability. As a result, Finlay's direct capital investment in inventory has been reduced to levels which it believes are low for the retail jewelry industry and Finlay's sensitivity to changes in fashion trends is reduced.

     Finlay believes the willingness of vendors to participate in the inventory management process is due, in part, to the large volume of merchandise which Finlay sells in its Departments and the desire of vendors to take advantage of the nationwide distribution network which Finlay's Departments provide. By offering their merchandise through Finlay's Departments, vendors are able to reach a broad spectrum of the marketplace in coordination with national or regional advertising campaigns conducted by the vendors or their service organizations.

     In 1996, merchandise obtained by Finlay from its 40 largest vendors (out of a total of approximately 400 vendors) generated approximately 78% of domestic sales, and merchandise obtained from Finlay's largest vendor generated approximately 12% of domestic sales. Finlay acquires substantially all of its merchandise from domestic vendors, although these vendors source a substantial number of products from foreign suppliers. Finlay does not believe the loss of any one of its vendors would have a material adverse effect on its business.

     Gold Consignment Agreement. In August 1995, Finlay Jewelry consummated a gold consignment agreement (the "Gold Consignment Agreement") with Rhode Island Hospital Trust National Bank ("RIHT"), which matures on February 28, 1998. The Gold Consignment Agreement enables Finlay to pay for merchandise by providing gold, or otherwise making payment, to certain vendors who currently supply Finlay with merchandise on consignment. While the merchandise involved remains consigned, the consignor and title to the gold content of the merchandise changes from the vendors to RIHT. As a result, such vendors have reduced their working capital requirements and associated financing costs. Consequently, Finlay has negotiated more favorable terms with the participating vendors. Finlay can obtain, pursuant to the Gold Consignment Agreement, up to the lesser of (i) 85,000 fine troy ounces or (ii) $25.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At February 1, 1997, amounts outstanding under the Gold Consignment Agreement totalled 36,916 fine troy ounces, valued at approximately $12.8 million.

     RIHT charges Finlay a daily consignment fee on the dollar equivalent value of ounces outstanding, a floating rate which, as of February 1, 1997, was approximately 4.5% per annum. In addition, Finlay is required to pay an unused line fee of 0.5% if the amount of gold consigned has a value equal to or below $10.0 million. In conjunction with the Gold Consignment Agreement, Finlay granted RIHT, subject to the terms of an intercreditor agreement between RIHT and G.E. Capital, a first priority perfected lien on, and a security interest in, specified gold jewelry of participating vendors approved under the Gold Consignment Agreement and certain cash on deposit with the consignor and a lien on proceeds and products of such jewelry and cash deposits.

Operations

     General. Most of Finlay's Departments have between 30 and 150 linear feet of display cases (with an average of approximately 60 linear feet) generally located in high traffic areas on the main floor of the host stores. Each Department is supervised by a manager whose primary duties include customer sales and service, scheduling and training of personnel, maintaining security controls and merchandise presentation. Most of the Departments utilize from 105 to 260 staff hours per week on a permanent basis, depending on the Department's sales volume, and employ additional sales staff hours during the peak Christmas selling season. Each Department is kept open for business during the same hours as its host store. Subject to the terms of the applicable host store group lease agreement, Finlay is generally responsible for its own operating decisions within each of its Department operations, including the hiring and compensation of sales staff in each of its Departments.

     To parallel host store operations, Finlay establishes separate group service organizations responsible for managing Departments operated for each host store. Staffing for each group organization varies with the number of Departments in each group. Typically, Finlay services each host store group with a group manager, an assistant group manager, one or more group buyers, one or more regional supervisors who oversee the individual Department managers and a number of clerical employees. Each group manager reports to a regional vice president, who is responsible for supervision of up to seven host store groups. In its continued efforts to improve comparable Department sales through improved operating efficiency, Finlay has taken steps to minimize administrative tasks at the Department level by introducing advanced technology such as an interface between store cash registers and Finlay's central office. These steps are designed to reduce administrative time requirements, thereby improving customer service and, as a result, sales.

     Finlay had average sales per linear foot of approximately $11,200 in 1994, $11,800 in 1995 and $11,600 in 1996. The decrease in sales per linear foot during 1996 is attributed to more European Departments, which on average, have lower sales per linear foot as compared to the domestic Departments. Finlay had average sales per Department of approximately $674,000, $710,000 and $729,000 in 1994, 1995 and 1996, respectively. Finlay determines average sales per linear foot by dividing its sales by the aggregate estimated measurements of the outer perimeters of the display cases of Finlay's Departments.

     Management Information and Inventory Control Systems. Finlay believes that its management information systems provide a significant advantage in competing with other fine jewelry retailers. Finlay and its vendors use this system to monitor sales, gross margin and inventory performance by location, merchandise category, style number and vendor. Using this information, Finlay is able to monitor merchandise trends, variances in performance, and improve the efficiency of its inventory management. Finlay also measures the productivity of its sales force by maintaining current statistics for each employee such as sales per hour, transactions per hour and transaction size.

     Personnel and Training. Finlay considers its employees an important component of its operations and devotes substantial resources to training and improving the quality of sales and management personnel. Finlay seeks to motivate its employees by linking a substantial percentage of their compensation to performance standards. In most cases, individual sales personnel are compensated on an hourly basis and paid a commission on sales. Department managers are generally compensated on the basis of a salary plus a percentage of their Department's sales. Group managers and regional vice presidents are eligible to earn bonuses of up to 50% of their base salaries upon the achievement of specified goals.

     As of the end of 1996, Finlay employed approximately 6,000 persons in the United States and approximately 500 persons in France, the United Kingdom and Germany, approximately 90% of whom were regional and local sales and supervisory personnel and the balance of whom were employed in administrative or executive capacities. Of Finlay's 6,000 domestic employees as of the end of 1996, approximately 2,400 were part-time employees, working less than 20 hours per week. Finlay's labor requirements fluctuate because of the seasonal nature of Finlay's business. See "- Seasonality." Finlay believes that its relations with its employees are good. Fewer than 1% of Finlay's domestic employees are unionized. Substantially all of Finlay's employees in France are unionized. The average length of service for Finlay's domestic employees at the group manager level and above is approximately 12 years, which in Finlay's view represents a low turnover rate in the jewelry retailing industry.

     Advertising. Finlay promotes its products through four-color direct mail catalogs and newspaper advertising of the host store groups. Finlay maintains an in-house advertising staff responsible for preparing a majority of Finlay's advertisements and for coordinating the finished advertisements with the promotional activities of the host stores. Finlay's gross advertising expenditures over the past five fiscal years have consistently been in excess of 6% of sales, a level which is consistent with the jewelry industry's reliance on promotional efforts to generate sales. The majority of Finlay's domestic lease agreements require Finlay to expend certain specified minimum percentages of its annual sales on advertising and promotional activities.

     Inventory Loss Prevention and Insurance. Finlay undertakes substantial efforts to safeguard its merchandise from loss or theft, including the installation of security alarm systems and safes at each location and the taking of a daily diamond inventory. During 1996, inventory shrinkage amounted to approximately 0.8% of sales. Finlay maintains insurance covering the risk of loss of merchandise in transit or on Finlay's premises (whether owned or on consignment) in amounts that Finlay believes are reasonable and adequate for the types and amounts of merchandise carried by Finlay.

     Gold Hedging. The cost to Finlay of gold merchandise sold on consignment in some cases is not fixed until the sale is reported to the vendor or RIHT in the case of merchandise sold pursuant to the Gold Consignment Agreement. In such cases, the cost of merchandise varies with the price of gold and Finlay is exposed to the risk of fluctuations in the price of gold between the time Finlay establishes the advertised or other retail price of a particular item of merchandise and the date on which the sale of the item is reported to the vendor. In order to hedge against this risk and to enable Finlay to determine the cost of such goods prior to their sale, Finlay must lock-in the price of gold prior to the sale of such merchandise. Accordingly, Finlay at times enters into futures contracts, such as options or forwards or a combination thereof. The value of gold hedged under such contracts represented less than 1% of the Company's cost of goods sold in 1996. Under such contracts, the Company obtains the right to purchase a fixed number of troy ounces of gold at a specified price per ounce for a specified period. Such contracts typically have durations ranging from one to six months, generally priced at the spot gold rate plus an amount based on prevailing interest rates plus customary transactions costs. When sales of such merchandise are reported to the consignment vendors and the cost of such merchandise becomes fixed, Finlay sells its related hedge position.

     The primary effect on liquidity from using futures contracts is associated with the related margin requirements. Historically, cash flows related to futures margin requirements have not been material to Finlay's total working capital requirements. Finlay manages the purchase of futures contracts by estimating and monitoring the quantity of gold that it anticipates it will require in connection with its anticipated level of consignment sales of the type described above. Finlay's gold hedging transactions are entered into by Finlay in the ordinary course of its business. Finlay's gold hedging strategies are determined, implemented and monitored on a regular basis by Finlay's senior management. The Company did not have any open positions in futures contracts for gold at February 3, 1996 or February 1, 1997.

Competition

     Finlay faces competition for retail jewelry sales from national and regional jewelry chains, other department stores, local independently owned jewelry stores and chains, mass merchandisers, catalog showrooms, discounters, direct mail suppliers and televised home shopping. Certain of such competitors are substantially larger and have greater financial resources than Finlay. Finlay believes that competition in the retail jewelry industry is based primarily on the price, quality, fashion appeal and perceived value of the product offered and on the reputation, integrity and service of the retailer.

     To operate Departments in host store groups, Finlay competes with a limited number of other established Department lessees and department store chains. Finlay believes that competition for the operation of Departments is based principally on the reputation of the operator for integrity, the expertise and experience of the operator in offering an attractive selection of merchandise at competitive prices, and the operator's ability to generate lease fees for the host stores. Finlay's principal competitors in this market include the Diamond Park Division of Zale Corporation and J.B. Rudolph. Zale Corporation is larger and may have greater financial resources than Finlay.

Seasonality

     The  retail  jewelry  business  is  highly  seasonal.   See   "Management's
Discussion and Analysis of Financial Condition and Results of Operations - Seasonality."

Item 2.  Properties

     The only real estate owned by Finlay is the recently acquired distribution and warehouse facility, totalling 75,000 square feet, at 205 Edison Avenue, Orange, Connecticut. Finlay leases approximately 18,000 square feet at 521 Fifth Avenue, New York, New York for its executive and administrative offices. The lease for such space expires September 30, 2008. Finlay also leases approximately 49,000 square feet at 529 Fifth Avenue, New York, New York for its accounting, advertising, the majority of its data processing operations and other administrative functions. The lease for such space expires September 30, 2008. For certain operations at 500 Eighth Avenue, New York, New York, Finlay has leased approximately 8,000 square feet under a lease which expires January 31, 2000. Finlay also leases retail space for its New York Jewelry Outlet and French stand-alone stores and office space in France for Sonab's corporate operations. Generally, as part of Finlay's domestic lease arrangements, host stores provide office space to Finlay's host store group management personnel without charging any additional amount.

Item 3.  Legal Proceedings

     Finlay is involved in certain legal actions arising in the ordinary course of business. Management believes none of these actions, either individually or in the aggregate, will have a material adverse effect on Finlay's business, financial position or results of operations.

     Commonly in the retail jewelry industry, a substantial amount of merchandise is sold at a discount to the "regular" or "original" price. Finlay's experience is consistent with this practice. See "Business - Products and Pricing." A number of states in which Finlay operates have regulations which require retailers who offer merchandise at discounted prices to offer the merchandise at the "regular" or "original" prices for stated periods of time. Finlay has received inquiries and has been subject to investigation from time to time by various states with respect to its compliance with such regulations. In 1987 and 1989, Finlay entered into consent decrees with the states of Wisconsin and Georgia, respectively, in connection with Finlay's past sales discounting and other practices and paid nominal fines to both states. In addition, one of Finlay's store groups entered into a consent decree with the state of Oregon in 1988 and two others are subject to standing injunctions, one issued at the request of the state of California in 1988 and the other issued at the request of the state of Colorado in 1990, regarding the sales discounting practices of the host store groups in the respective states. As a lessee of the host store groups, Finlay is obligated to comply with the consent decree and injunctions in effect with respect to the host store groups. To Finlay's knowledge, no other state is currently conducting an investigation of its pricing practices. Finlay believes it is in substantial compliance with all applicable Federal and state laws with respect to such practices.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                     PART II

     Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

     The Common Stock of the Company is traded on the Nasdaq National Market under the symbol "FNLY". The high and low sales prices for the Common Stock during 1995 and 1996 were as follows:

                                           Fiscal Year Ended
                    ------------------------------------------------------------
                          February 3, 1996               February 1, 1997
                    ----------------------------   -----------------------------
                        High             Low           High             Low
                    ------------     -----------   ------------    -------------
First Quarter (1)    $    14-1/4     $    14       $    15         $      10-1/4
Second Quarter            15-7/8          11            17-1/8            13-1/8
Third Quarter             18-1/4          14            15-3/8            12
Fourth Quarter            17-1/8          10-3/8        17-3/4            13-1/2


(1) The first quarter of 1995 represents the period April 6, 1995 (the date of the Offering) through April 29, 1995


     During 1995 and 1996, the Company did not pay any dividends on its Common Stock and does not intend to pay any such dividends in the foreseeable future. Certain restrictive covenants in the indentures relating to the 105/8% Senior Notes due 2003 (the "Notes") and Debentures impose limitations on the payment of dividends by the Company.

     During 1996, cash dividends of $818,000 were distributed by Finlay Jewelry to the Company. The distributions were utilized to pay certain expenses of the Company such as legal, accounting and directors' fees. The amount of cash dividends Finlay Jewelry can distribute to the Company may not exceed 0.25% of Finlay Jewelry's net sales for the preceding fiscal year by the terms of the credit agreement (the "Revolving Credit Agreement") related to Finlay's Revolving Credit Facility with G.E. Capital, the Gold Consignment Agreement with RIHT and the Note indenture.

     There were approximately 77 record holders of each class of the Company's common stock at April 1, 1997, including holders who are nominees for an undetermined number of beneficial owners, estimated to be in excess of 500.

Item 6.  Selected Financial Data

     The selected consolidated financial information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto. See "Index to Consolidated Financial Statements."


                                                                                 Fiscal Year Ended (1)
                                                    -------------------------------------------------------------------------
                                                    Jan. 30, 1993  Jan. 29, 1994  Jan. 28, 1995   Feb. 3, 1996   Feb. 1, 1997
                                                    -------------  -------------  -------------   ------------   ------------
                                                                  (dollars in thousands, except per share data)

Statement of Operations Data:
Sales.............................................. $   473,746    $    505,639   $    552,090    $    654,491   $    685,274
Cost of sales......................................     220,352         237,864        261,263         314,029        330,300
                                                    -----------    ------------   ------------    ------------   ------------
Gross margin (2)...................................     253,394         267,775        290,827         340,462        354,974
Selling, general and administrative expenses.......     209,245         223,280        240,274         282,504        290,138
Depreciation and amortization......................       7,037           8,761          8,910           9,659         10,840
Management transition and consulting expense (3)...      -              -                5,144         -              -
Nonrecurring expenses associated with
   recapitalization (4)............................      -                1,915        -               -              -
                                                    -----------    ------------   ------------    ------------   ------------
Income (loss) from operations......................      37,112          33,819         36,499          48,299         53,996
Other nonrecurring (income) expense (5)............       2,100          17,150        -                (5,000)        -
Interest expense, net..............................      23,841          25,469         28,488          29,705         31,204
                                                    -----------    ------------   ------------    ------------   ------------
Income (loss) before income taxes and cumulative
   effect of accounting change.....................      11,171          (8,800)         8,011          23,594         22,792
Provision (credit) for income taxes................       5,608             405          5,280           9,343         11,035
                                                    -----------    ------------   ------------    ------------   ------------
Income (loss) before cumulative effect of
   accounting change...............................       5,563          (9,205)         2,731          14,251         11,757
Cumulative effect of accounting change (6).........         465         -              -               -              -
                                                    -----------    ------------   ------------    ------------   ------------
Net income (loss).................................. $     6,028    $     (9,205)  $      2,731    $     14,251   $     11,757
                                                    ===========    ============   ============    ============   ============
Net income (loss) applicable to common shares...... $     1,339    $    (12,799)  $       (601)   $      3,534   $     11,757
Net income (loss) per share applicable to common                          (6.49)         (0.27)           0.53           1.55
   shares.......................................... $      0.78    $              $               $              $
Weighted average number of shares outstanding
   (000's).........................................       1,728           1,973          2,261           6,640          7,570

Pro Forma Statement of Operations Data (7):
Interest expense, net..............................                               $     25,576    $     28,911
Net income (loss) applicable to common shares......                                      7,493           9,725
Net income (loss) per share applicable to
   common shares...................................                               $       1.00    $       1.29
Weighted average number of shares outstanding
   (000's).........................................                                      7,502           7,557

Operating and Financial Data:
Number of Departments (end of period) (8)..........         746             757            903             941            939
Percentage increase in sales.......................        16.1%            6.7%           9.2%           18.5%           4.7%
Percentage increase in comparable Department
   sales (8)(9)....................................         1.9%            0.7%           4.5%            5.7%           5.9%
Average sales per Department (8)(10)............... $       673    $        673   $        674    $        710   $        729
EBITDA (11)........................................ $    44,149    $     42,580   $     45,409    $     57,958   $     64,836
EBITDA-FIFO (as adjusted) (12)..................... $    43,579    $     46,424   $     51,398    $     58,901   $     66,755


                                                                                  Fiscal Year Ended (1)
                                                    ---------------------------------------------------------------------
                                                    Jan. 30, 1993  Jan. 29, 1994  Jan. 28, 1995   Feb. 3, 1996   Feb. 1, 1997
                                                    -------------  -------------  -------------   ------------   ------------
                                                                                 (dollars in thousands)
Balance Sheet Data - End of Period:
Working capital.................................... $     6,139    $     21,728   $      27,362   $     66,395   $     77,616
Total assets.......................................     272,769         292,112         340,764        395,145        421,273
Long-term debt, excluding current portion..........     132,221         194,234         201,217        202,905        211,427
Series A Preferred Stock...........................      16,561         -               -              -              -
Series C Preferred Stock...........................     -                22,096          25,428        -              -
Stockholders' equity (deficit).....................     (20,355)        (56,799)        (57,084)        12,784         22,505

---------------------------
(1) Each of the fiscal years for which information is presented includes 52 weeks except 1995, which includes 53 weeks.

(2) Finlay utilizes the LIFO method of accounting for inventories. If Finlay had valued inventories at actual cost, as would have resulted from the specific identification inventory valuation method, the gross margin would have increased (decreased) as follows: $(0.6) million, $1.9 million, $0.8 million, $0.9 million and $1.9 million for 1992, 1993, 1994, 1995 and 1996, respectively.

(3) Included in 1994 in connection with certain management changes are compensation and benefits for a former senior executive totalling $3.1 million as a result of the  termination  of his  employment  agreement  and other management transition expenses totalling $1.0 million. See information under the caption "Executive Compensation - Employment Agreements and Change of Control Arrangements" to be included in the Proxy Statement. In addition, included in 1994, are consulting expenses totalling $1.0 million in connection with a program undertaken with a management consulting firm to increase comparable Department sales and improve operating efficiencies.

(4) Included in 1993 in connection with the Recapitalization Transactions is the redemption of the outstanding equity participation units in accordance with the terms and conditions of the Company's former equity participation plan (the "Equity Plan") totalling $0.9 million as a result of the Lee Investment and the Desai Investment, as defined in Note 1 to the Consolidated Financial Statements, and bonuses totalling $1.0 million.

(5) Included in 1992 are $2.1 million of nonrecurring expenses associated with a withdrawn initial public offering. Included in 1993 in connection with the Recapitalization Transactions is the write-off of deferred financing costs totalling $4.0 million, the elimination of the remaining discount on the subordinated WCC Term Loans, as defined in Note 1 to the Consolidated Financial Statements, of $6.7 million and other expenses totalling $6.5 million. Included in 1995 are proceeds of $5.0 million from a life insurance policy Finlay maintained on a senior executive.

(6) This item represents the cumulative effect of change in accounting for income taxes in 1992.

(7) The Pro Forma Statement of Operations Data gives effect to the Offering and related transactions as if such transactions had occurred at the beginning of the respective fiscal years. See Note 13 to the Consolidated Financial Statements.

(8)  Includes, beginning in 1994, Departments and stand-alone locations.

(9) Comparable Department sales are calculated by comparing the sales from Departments open for the same months in the comparable periods.

(10) Average sales per Department is determined by dividing sales by the average of the number of Departments open at the beginning and at the end of each period. For 1994, the effect of the acquisition of Sonab, and subsequent Department openings by Sonab, was prorated in determining average sales per Department.

(11) EBITDA represents income from operations before depreciation and amortization expenses. For 1993, EBITDA includes the effect of nonrecurring expenses totalling $1.9 million described in Note 4 above and for 1994, EBITDA includes the effect of management transition and consulting expense totalling $5.1 million described in Note 3 above. The Company believes EBITDA provides additional information for determining its ability to meet future debt service requirements.

(12) EBITDA-FIFO (as adjusted) represents EBITDA before the LIFO provision and before nonrecurring expenses of $1.9 million deducted in arriving at income from operations for 1993 and management transition and consulting expense of $5.1 million deducted in arriving at income from operations for 1994.

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following should be read in conjunction with "Selected Financial Data" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

General

     On April 6, 1995, the Company completed the Offering of 2,500,000 shares of its Common Stock at a price of $14.00 per share. Net proceeds from the Offering were $30.2 million and were used to repurchase $6.1 million accreted balance of the Company's Debentures with the balance of the net proceeds used to reduce a portion of the outstanding indebtedness under the Revolving Credit Facility with G.E. Capital. See the pro forma consolidated financial information, included in "Selected Financial Data" as well as Note 13 to the Consolidated Financial Statements, which gives effect to the Offering and related transactions as if such transactions had occurred at the beginning of 1995 and 1994.

     Finlay entered the international fine jewelry retailing market in October 1994 by acquiring Sonab, a French company that as of the end of 1996 operated 139 Departments and three stand-alone stores in locations in Europe. Results of operations for 1995 reflect the first full year of Sonab's operations. In 1996, Finlay expanded its international operations into the United Kingdom with the opening of seven Departments in the Debenhams department store chain as well as into Germany with the opening of a Galeries Lafayette store in Berlin.

Results of Operations

     The following table sets forth operating results as a percentage of sales for the periods indicated:

                                                                                Fiscal Year Ended
                                                                   ----------------------------------------
                                                                    Jan. 28,       Feb. 3,        Feb. 1,
                                                                      1995          1996            1997
                                                                   ----------    ----------     -----------
Statement of Operations Data:
Sales........................................................           100.0%        100.0%          100.0%
Cost of sales................................................            47.3          48.0            48.2
                                                                   ----------    ----------     -----------
   Gross margin..............................................            52.7          52.0            51.8
Selling, general and administrative expenses.................            43.5          43.2            42.3
Depreciation and amortization................................             1.6           1.4             1.6
Management transition and consulting expense (1).............             1.0           -               -
                                                                   ----------    ----------     -----------
Income (loss) from operations................................             6.6           7.4             7.9
Other nonrecurring income (2)................................             -            (0.7)            -
Interest expense, net........................................             5.1           4.5             4.6
                                                                   ----------    ----------     -----------
Income (loss) before income taxes............................             1.5           3.6             3.3
Provision (credit) for income taxes..........................             1.0           1.4             1.6
                                                                   ----------    ----------     -----------
Net income (loss)............................................             0.5%          2.2%            1.7%
                                                                   ==========    ==========     ===========

Other Supplemental Data:
EBITDA (3)...................................................             8.2%          8.9%            9.5%
EBITDA-FIFO (as adjusted) (4)................................             9.3%          9.0%            9.7%

---------------------------
(1) Included in 1994 in connection with certain management changes are compensation and benefits for a former senior executive totalling $3.1 million as a result of the termination of his employment agreement and other management transition expenses totalling $1.0 million. In addition, included in 1994 are consulting expenses totalling $1.0 million in connection with a program undertaken with a management consulting firm to increase comparable Department sales and improve operating efficiencies.

(2) Included in Other nonrecurring income for 1995 are proceeds of $5.0 million from a life insurance policy Finlay maintained on a senior executive.

(3) EBITDA represents income from operations before depreciation and amortization expenses. For 1994, EBITDA includes the effect of management transition and consulting expense totalling $5.1 million described in Note 1 above. The Company believes EBITDA provides additional information for determining its ability to meet future debt service requirements.

(4) EBITDA-FIFO (as adjusted) represents EBITDA before the LIFO provision and before management transition and consulting expense of $5.1 million deducted in arriving at income from operations in 1994.

1996 Compared with 1995

     Sales. Sales increased $30.8 million, or 4.7%, in 1996 compared to 1995. Comparable Department sales (Departments open for the same months during comparable periods) increased 5.9%. Management attributes this increase in comparable Department sales primarily to intensified promotion of key items and best value programs, increased emphasis on holiday and event related promotions as well as participating in host store special promotions. Sales decreased $7.8 million as a result of the net effect of new store openings offset by store closings as well as the timing of such department openings and closings. During 1996, Finlay opened 84 Departments and closed 86 Departments. The openings were comprised of the following:


                            Number of
                           Departments/
     Store Group              Stores                     Reason
------------------------  -------------  ---------------------------------------
Hecht's                        13        May's acquisition of the Strawbridge's
                                           stores.
Monoprix                       26        Expansion in France.
Debenhams                       7        Initial Departments in the United
                                           Kingdom.
New York Jewelry Outlet         2        Additional outlet stores.
Other                          36        Department openings within existing
                               --          store groups.
                               84
                               ==

The closings were comprised of the following:


                            Number of
                           Departments/
     Store Group              Stores                     Reason
------------------------  -------------  ---------------------------------------
Emporium/Weinstock's           29        Acquired by Federated and will operate
                                           under the Macy's name.
Jones                           8        Lessor consolidated with one lessee.
Maison Blanche/Gayfers         17        Lessor consolidated with one lessee.
Other                          32        Department closings within existing
                               --          store groups.
                               86
                               ==

     Gross margin. Gross margin for the period increased by $14.5 million but, as a percentage of sales, gross margin decreased by 0.2% primarily due to an increase in the LIFO provision and to a lesser extent as a result of management's efforts to increase market penetration and market share through a more aggressive pricing strategy.

     Selling, general and administrative expenses. Selling, general and administrative expenses ("SG&A") as a percentage of sales decreased by 0.9%. SG&A increased $7.6 million, or 2.7%, due to additional expenses, primarily payroll and lease fees, associated with increased sales volume. Although these expenses grew, the growth was at a slower rate than sales.

     Depreciation and amortization. Depreciation and amortization increased by $1.2 million, reflecting $17.5 million in capital expenditures for the most recent 12 months, offset by the effect of certain assets becoming fully depreciated. The increase in fixed assets was due to the addition of new Departments and the renovation of existing Departments.

     Other nonrecurring (income) expense. The Company received during the second quarter of 1995, proceeds of $5.0 million from a life insurance policy maintained on a senior executive.

     Interest expense, net. Interest expense increased by $1.5 million, reflecting an increase in average borrowings ($283.3 million for the 1996 period compared to $269.5 million for the comparable period in 1995) partially offset by a lower weighted average interest rate (10.3% for the 1996 period compared to 10.5% for the comparable period in 1995).

     Provision (credit) for income taxes. The income tax provision for the 1995 and 1996 periods reflects the effective tax rate of 41.5%.

     Net income (loss). Net income of $11.8 million for 1996 represents a decrease of $2.5 million as compared to the net income of $14.3 million in 1995 as a result of the factors discussed above. Excluding the effect of the receipt of life insurance proceeds in 1995, net income of $11.8 million in 1996 represents an increase of $2.5 million above the net income of $9.3 million in 1995.

1995 Compared with 1994

     Sales. Sales increased $102.4 million, or 18.5%, in 1995 compared to 1994. Comparable Department sales increased 5.7%. Management attributes this increase in comparable Department sales primarily to joint marketing efforts coordinated with several host store groups and intensified promotion of key items and best value programs. Sonab had total sales of $46.8 million and accounted for $34.0 million of the total sales increase. Sales from the operation of net new Departments contributed $70.9 million. During 1995, Finlay opened 70 Departments and closed 32 Departments.The new openings included 14 Departments in the Hecht's division of May, as a result of May's acquisition of the Wanamaker's stores, four Departments in Sonab and five additional outlet stores. The balance of openings consisted of Departments within existing host store groups. The closings consisted of four Departments in Lamonts as a result of bankruptcy, four Departments due to the sale by The Popular and the balance of closings consisted of Departments within existing host store groups.

     Gross margin. Gross margin for the period increased by $49.6 million but, as a percentage of sales, gross margin decreased by 0.7% as a result of management's efforts to increase market penetration and market share through a pricing strategy that has become more competitive. Sonab accounted for $17.3 million of the total increase in gross margin primarily due to the full year of operation of Sonab as part of Finlay in 1995.

     Selling, general and administrative expenses. SG&A as a percentage of sales decreased by 0.3%. SG&A increased $42.2 million, or 17.6%, due to additional expenses, primarily payroll and lease fees, associated with increased sales volume. Although these expenses grew, the growth was at a slower rate than sales. Sonab accounted for $13.7 million of the total increase in SG&A.

     Depreciation and amortization. Depreciation and amortization increased by $0.7 million, reflecting $14.9 million in capital expenditures for the most recent 12 months, offset by the effect of certain assets becoming fully depreciated. The increase in fixed assets was due to the addition of new Departments and the renovation of existing Departments, including $0.9 million in opening additional outlet stores.

     Management transition and consulting expense. Included in 1994 in connection with certain management changes are compensation and benefits for a former senior executive totalling $3.1 million as a result of the termination of his employment agreement and other management transition expenses totalling $1.0 million. In addition, included in 1994 are consulting expenses totalling $1.0 million in connection with a program undertaken with a management consulting firm to increase comparable Department sales and improve operating efficiencies.

     Other nonrecurring (income) expense. The Company received during the second quarter of 1995, proceeds of $5.0 million from a life insurance policy maintained on a senior executive.

     Interest expense, net. Interest expense increased by $1.2 million, reflecting an increase in average borrowings ($269.5 million for the 1995 period compared to $267.7 million for the comparable period in 1994) and a higher weighted average interest rate (10.5% for the 1995 period compared to 10.2% for the comparable period in 1994).

     Provision (credit) for income taxes. The income tax provision for the 1994 and 1995 periods reflects the effective tax rate of 41.5%.

     Net income (loss). Net income of $14.3 million for 1995 represents an increase of $11.5 million above the net income of $2.7 million in 1994 as a result of the factors discussed above.

Liquidity and Capital Resources

     Finlay's capital requirements are primarily for funding working capital for new Departments and for working capital growth of existing Departments and, to a lesser extent, capital expenditures for opening new Departments and renovating existing Departments. In addition, future working capital requirements would be increased by further international expansion. For 1996, capital expenditures totalled $17.5 million and in 1995 totalled $14.9 million. Capital expenditures are estimated to be approximately $12.0 million in 1997. Capital expenditures are limited by the terms of the Revolving Credit Facility.

     Finlay's operations substantially preclude consumer receivables and approximately 50% of Finlay's domestic merchandise is carried on consignment. Accordingly, Finlay believes that relatively modest levels of working capital are required in comparison to many other retailers. The Company's working capital balance was $77.6 million at February 1, 1997, an increase of $11.2 million from February 3, 1996. The increase resulted primarily from the impact of 1996's net income exclusive of depreciation and amortization, partially offset by capital expenditures. Based on the seasonal nature of Finlay's business, working capital levels can be expected to decrease on an interim basis during the first three quarters of a year. See "- Seasonality."

     The seasonality of Finlay's business causes working capital requirements to reach their highest level in the months of October and November in anticipation of the holiday shopping season. Accordingly, Finlay experiences seasonal cash needs as inventory levels peak. The Revolving Credit Facility with G.E. Capital provides Finlay with a line of credit of up to $135.0 million which is available to finance seasonal cash and other working capital needs. The Revolving Credit Facility bears interest at a rate equal to, at Finlay's option, (i) the Index Rate (as defined in the Revolving Credit Facility) plus 1.0% or (ii) adjusted LIBOR plus 2.0%. Pursuant to the Debenture indenture, the Company has pledged all of the issued and outstanding shares of capital stock of Finlay Jewelry for the benefit of the Debenture holders. Pursuant to the Revolving Credit Facility, Finlay Jewelry has pledged or caused to be pledged all of the issued and outstanding capital stock (or other equity securities) of each of its direct and indirect subsidiaries (including Sonab Holdings, Inc., Sonab International, Inc. and Sonab) for the benefit of the lenders under the Revolving Credit Facility.

     Finlay is required to reduce the balance of the Revolving Credit Facility in each year to $10.0 million or less for a 20 consecutive day period, and immediately thereafter to zero for an additional 10 consecutive days (the "Balance Reduction Requirement"). There were no borrowings under the Revolving Credit Facility at February 3, 1996 or at February 1, 1997 in accordance with the Balance Reduction Requirement. The average amounts outstanding for 1995 and 1996 were $68.4 million and $75.4 million, respectively. The maximum amount outstanding under the Revolving Credit Facility in 1996 was $114.1 million.

     Simultaneously with the acquisition of Sonab on October 28, 1994, G.E. Capital agreed to provide additional financing by increasing the Revolving Credit Facility from $110.0 million to $135.0 million. The Company believes that, with the increased borrowing capacity under the Revolving Credit Facility, it has sufficient liquidity to meet Sonab's anticipated working capital requirements.

     Finlay's long-term needs for external financing will depend on its rate of growth, the level of internally generated funds and the ability to continue obtaining substantial amounts of merchandise on advantageous terms, including consignment arrangements with its vendors. For 1996, Finlay had an average balance of consignment merchandise of $201.8 million from over 200 vendors as compared to an average balance of $208.5 million in 1995. At the end of 1996, $194.3 million of consignment merchandise was on hand as compared with $199.1 million at the end of 1995. See "Business - Store Relationships" and "Business - Purchasing and Inventory."

     A substantial amount of operating cash flow of Finlay is or will be required to pay, directly or indirectly, interest with respect to the Notes and the Debentures and amounts due under the Revolving Credit Facility. As of February 1, 1997, Finlay's outstanding borrowings were $211.4 million, which included a $76.4 million balance under the Debentures and a $135.0 million balance under the Notes. The Debentures do not pay cash interest until November 1, 1998.

     In August 1995, Finlay Jewelry consummated the Gold Consignment Agreement with RIHT. The Gold Consignment Agreement enables Finlay Jewelry to pay for merchandise by providing gold, or otherwise making payment, to certain vendors. Finlay Jewelry can obtain, pursuant to the Gold Consignment Agreement, up to the lesser of (i) 85,000 fine troy ounces or (ii) $25.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At February 1, 1997, amounts outstanding under the Gold Consignment Agreement totalled 36,916 fine troy ounces, valued at approximately $12.8 million.

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

     Finlay believes that, based upon current operations, anticipated growth, availability under the Revolving Credit Facility (including availability as a result of the Offering) and the anticipated availability of additional debt financing, Finlay Jewelry will, for the foreseeable future, be able to meet its debt service and anticipated working capital obligations, and to make distributions to the Company sufficient to permit the Company to meet its debt service obligations and to pay certain other expenses as they come due. No assurances, however, can be given that Finlay Jewelry's current level of operating results will continue or improve or that Finlay Jewelry's income from operations will continue to be sufficient to permit Finlay Jewelry and the Company to meet their debt service and other obligations. The Revolving Credit Facility, the Note indenture and the Gold Consignment Agreement restrict distributions from Finlay Jewelry to the Company to 0.25% of Finlay Jewelry's net sales for the preceding fiscal year. The amounts required to satisfy the aggregate of Finlay Jewelry's interest expense and required amortization payments totalled $21.0 million and $21.7 million for 1995 and 1996, respectively.

     Section 382 of the Internal Revenue Code of 1986, as amended (the "Code") restricts utilization of net operating loss carryforwards ("NOLs") after an ownership change exceeding 50%. As a result of the Recapitalization Transactions, a change in ownership of the Company exceeding 50% occurred within the meaning of Section 382 of the Code. Similar restrictions apply to other carryforwards. Consequently, there is a material limitation on the Company's annual utilization of its NOLs and other carryforwards which requires a deferral or loss of the utilization of such NOLs or other carryforwards. The Company had, at October 31, 1996 (the Company's tax year end), a NOL for tax purposes of approximately $14.0 million which is subject to an annual limit of approximately $2.0 million per year. For financial reporting purposes, no NOL exists as of February 1, 1997. See Note 9 to the Consolidated Financial Statements.

Seasonality

     Finlay's business is highly seasonal, with peak sales occurring during the fourth quarter of each year, which includes the Christmas season (November/December). The fourth quarter accounted for an average of 42% of Finlay's annual sales and approximately 86% of its income from operations (excluding nonrecurring charges) for 1994, 1995 and 1996. Accordingly, the results for any of the first three quarters of a year, taken individually or in the aggregate, are not indicative of annual results. See Note 11 to the Consolidated Financial Statements. Generally, Finlay's operations during the first three quarters of a year are financed by increased borrowings under the Revolving Credit Facility.

     The Company's Sales and Income (loss) from operations for each quarter of 1994, 1995 and 1996 were as follows:

                                                                         Fiscal Quarter
                                                 --------------------------------------------------------------
                                                 First Quarter   Second Quarter   Third Quarter  Fourth Quarter
                                                 -------------   --------------   -------------  --------------
                                                                       (dollars in thousands)
1994:
   Sales.....................................    $  93,858       $      109,209   $     109,657  $      239,366
   Income (loss) from operations (1).........       (2,231)               2,255           2,440          34,035
1995:
   Sales.....................................      112,716              135,428         132,058         274,289
   Income (loss) from operations ............       (1,220)               5,022           3,443          41,054
1996:
   Sales.....................................      130,719              137,188         136,140         281,227
   Income (loss) from operations.............          347                6,124           4,366          43,159

--------------------------
(1) The fourth quarter of 1994 includes $5.1 million (pre-tax) of expenses related to the management transition and consulting expense.

Inflation

     The effect of inflation on Finlay's results of operations has not been material in the periods discussed.

Forward-Looking Information

     This Annual Report on Form 10-K contains certain forward-looking statements, including statements concerning expected capital expenditures and the adequacy of Finlay's sources of cash to finance its current and future operations as well as its debt service and other obligations. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially, including such factors as: trends in the general economy; competition in the retail jewelry business; the seasonality of the retail business; the ability to increase comparable store sales and to open new Departments; the dependence on certain host store relationships due to the concentration of sales generated by such host stores; the availability of alternate sources of merchandise supply in the case of an abrupt loss of any significant supplier; the ability to continue to obtain substantial amounts of merchandise on consignment; the dependence on key officers; and changes in regulatory requirements which are applicable to the Company's business.

Item 8.    Financial Statements and Supplementary Data


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


 Report of Independent Public Accountants...................................F-2

 Consolidated Statements of Operations for the years ended January 28,
   1995, February 3, 1996 and February 1, 1997..............................F-3

 Consolidated Balance Sheets as of February 3, 1996 and February 1, 1997....F-4

 Consolidated Statements of Changes in Stockholders' Equity for the years ended January 28, 1995, February 3, 1996 and February 1, 1997............F-5

 Consolidated Statements of Cash Flows for the years ended January 28,
   1995, February 3, 1996 and February 1, 1997..............................F-6

 Notes to Consolidated Financial Statements.................................F-7

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There have been no changes in or disagreements with the Company's accountants on matters of accounting or financial disclosure.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     Set forth below is certain information with respect to each of the current executive officers and directors of the Company and Finlay Jewelry. Each of the persons listed as a director is a member of the Board of Directors of both the Company and Finlay Jewelry.


       Name               Age                    Position Held
-----------------------  -----  -----------------------------------------------
David B. Cornstein        58    Chairman of the Company and Director
Arthur E. Reiner          56    President, Chief Executive Officer and Vice
                                  Chairman of the Company, Chairman and Chief
                                  Executive Officer of Finlay Jewelry and
                                  Director
Leslie A. Philip          50    Executive Vice President - Merchandising and
                                  Sales Promotion of Finlay Jewelry
Barry D. Scheckner        48    Senior Vice President and Chief Financial
                                  Officer of Finlay Jewelry and the Company
Edward Stein              52    Senior Vice President and Director of Stores
                                  of Finlay Jewelry
Rohit M. Desai            58    Director
James Martin Kaplan       52    Director
Thomas H. Lee             53    Director
Norman S. Matthews        64    Director
Warren C. Smith, Jr.      40    Director


     The Lee Investors, the Desai Investors, the Management Stockholders and certain third parties are parties to a Stockholders' Agreement that was amended prior to completion of the Offering (the "Amended Stockholders' Agreement"). The Amended Stockholders' Agreement provides, among other things, that all parties thereto, subject to certain conditions, vote their shares to fix the number of members of the Board of Directors of the Company at ten and to vote in favor of seven directors who will be nominated as follows: two will be nominated by the Lee Investors, two may be nominated by the Desai Investors, two will be nominated by Mr. Cornstein and one will by nominated by Mr. Reiner. The nomination and election of the remaining three directors is not governed by the Amended Stockholders' Agreement. Such directors may be nominated by the Company and elected by the stockholders of the Company and at least two will be independent directors.

     Notwithstanding the foregoing, the right of various persons to designate directors will be reduced or eliminated at such time as they own less than certain specified percentages of the shares of Common Stock then outstanding. Pursuant to a predecessor agreement to the Amended Stockholders' Agreement entered into in May 1993 (the "1993 Stockholders' Agreement"), (i) Messrs. Lee and Smith were nominated to the Board of Directors as the designees of the Lee Investors; (ii) Messrs. Desai and Damon Ball were nominated by the Desai
Investors; (iii) Messrs. Cornstein and Kaplan were nominated by Mr. Cornstein; and (iv) Mr. Reiner nominated himself. During 1996, Mr. Ball resigned as a director.

     The Amended Stockholders' Agreement also provides that the executive committee of the Board of Directors will consist of five directors, including one independent director selected by the Board of Directors, one member designated by Mr. Lee (so long as the Lee Investors have the right to designate a nominee for director), one member designated by the Desai Investors (so long as the Desai Investors have the right to designate a nominee for director) and two members designated by Mr. Cornstein (which number will be reduced to one if Mr. Cornstein is only entitled to designate one nominee for director and none if Mr. Cornstein ceases to have the right to designate a nominee for director). The executive committee for the Company presently consists of Messrs. Lee, Desai, Matthews, Cornstein and Kaplan. See information under the caption "Certain Relationships and Related Transactions - Stockholders' Agreement" to be included in the Proxy Statement.

     Under the Company's Restated Certificate of Incorporation, the Company's Board of Directors is classified into three classes. The members of each class will serve staggered three-year terms. Messrs. Desai and Lee are Class I directors; Messrs. Cornstein, Kaplan and Reiner are Class II directors; and Messrs. Matthews and Smith are Class III directors. The terms of the Class II, Class III and Class I directors expire at the annual meeting of stockholders to be held in 1997, 1998 and 1999, respectively. Officers serve at the discretion of the Board of Directors. Directors who are employees receive no additional compensation for serving as members of the Board. Messrs. Lee, Desai, Smith and Kaplan receive no compensation for serving as directors of the Company. Affiliates of Messrs. Lee and Desai receive fees pursuant to the Management Agreements (as defined under the caption "Executive Compensation - Compensation Committee Interlocks and Insider Participation" to be included in the Proxy Statement). Messrs. Cornstein and Reiner have employment contracts with the Company. See information under the caption "Executive Compensation - Employment Agreements and Change of Control Arrangements" to be included in the Proxy Statement.

     The business experience, principal occupations and employment of each of the executive officers and directors of the Company and Finlay Jewelry during the past five years, together with their periods of service as directors and executive officers of the Company and Finlay Jewelry, are set forth below.

     David B. Cornstein has been Chairman of the Company since May 1993 and has been a director of the Company and Finlay Jewelry since their inception in December 1988. Mr. Cornstein was named Chairman and Chief Executive Officer of Finlay International in January 1996. From December 1988 to January 1996, Mr. Cornstein was President and Chief Executive Officer of the Company. From December 1985 to December 1988, Mr. Cornstein was President, Chief Executive Officer and a director of SL Holdings (as defined under the caption "Certain Transactions - 1985 Acquisition and 1988 Leveraged Recapitalization" to be included in the Proxy Statement). Prior thereto, Mr. Cornstein was the Chief Executive Officer of Tru-Run, Inc., a corporation principally owned by Mr. Cornstein which was engaged in the operation of leased jewelry departments and leased jewelry and watch repair departments. Mr. Cornstein is a director of What A World!, Inc., a public specialty gift retailer, and a director of a privately-held corporation.

     Arthur E. Reiner became President and Chief Executive Officer of the Company effective January 30, 1996. He has been Vice Chairman of the Board of the Company and Chairman of the Board and Chief Executive Officer of Finlay Jewelry since January 3, 1995. From February 1992 to October 1994, Mr. Reiner was Chairman and Chief Executive Officer of Macy's East, a subsidiary of R.H. Macy & Co., Inc. From 1988 to 1992, Mr. Reiner was Chairman and Chief Executive Officer of Macy's Northeast, which was combined with Macy's Atlanta division to form Macy's East in 1992. Mr. Reiner became Chairman and Chief Executive Officer of Macy's New York (now part of Macy's East) in 1980. Prior to joining Finlay, Mr. Reiner had spent over 25 years with the Macy's organization. In January 1992, Macy's filed for protection under Chapter 11 of the Bankruptcy Code. Mr. Reiner is also a director of Loehmann's, Inc.

     Leslie A. Philip has been Executive Vice President - Merchandising and Sales Promotion of Finlay Jewelry since May 1995. From 1993 to May 1995, Ms. Philip was Senior Vice President - Advertising and Sales Promotion of Macy's, and from 1988 to 1993, Ms. Philip was Senior Vice President - Merchandise - Fine Jewelry at Macy's. Ms. Philip held various other positions at Macy's from 1970 to 1988.

     Barry D. Scheckner has been Senior Vice President and Chief Financial Officer of Finlay Jewelry since December 1988. Mr. Scheckner has also been Senior Vice President and Chief Financial Officer of the Company since September 1992. Prior to September 1992, he was Treasurer of the Company. From December 1985 until December 1988, Mr. Scheckner was Corporate Controller of S&L Acquisition (as defined under the caption "Certain Transactions - 1985
Acquisition and 1988 Leveraged Recapitalization" to be included in the Proxy Statement), and from October 1983 to December 1985, he was Controller of the fine jewelry division of S&L (as defined under the caption "Certain Transactions
- 1985 Acquisition and 1988 Leveraged Recapitalization" to be included in the Proxy Statement). Mr. Scheckner joined S&L as its Manager of Internal Consulting and Director of Internal Audit in February 1983. Mr. Scheckner began his career as a management consultant with Price Waterhouse in 1973.

     Edward Stein has been Senior Vice President - Director of Stores of Finlay Jewelry since July 1995. From December 1988 to June 1995, Mr. Stein was Vice President - Regional Supervisor of Finlay Jewelry, and occupied similar positions with S&L Acquisition from December 1985 to December 1988 and with S&L from 1983 to December 1985. Mr. Stein held various other positions at Finlay from 1965 to 1983.

     Rohit M. Desai has been a director of the Company and Finlay Jewelry since May 1993. Mr. Desai is the founder of and, since its formation in 1984, has been Chairman and President of Desai Capital Management Incorporated, a specialized equity investment management firm in New York which manages the assets of various institutional clients, including Equity-Linked Investors, L.P., Equity-Linked Investors-II and a public mutual fund. Mr. Desai is also the managing general partner of the general partners of each of Equity-Linked Investors, L.P. and Equity-Linked Investors-II. Mr. Desai serves as a director of the Rouse Company, Sunglass Hut International, Incorporated and several privately-held companies.

     James Martin Kaplan has been a director of the Company and Finlay Jewelry since their inception in December 1988 and was a director of SL Holdings from December 1985 to December 1988. Mr. Kaplan has been a partner with the law firm of Zimet, Haines, Friedman & Kaplan, counsel to the Company, since 1977. Mr. Kaplan is also a director of What A World!, Inc.

     Thomas H. Lee has been a director of the Company and Finlay Jewelry since May 1993. Since 1974, Mr. Lee has been President of Thomas H. Lee Company. He is a director of Autotote Corporation, Livent Inc., Playtex Products, Inc., Signature Brands, Inc. and Vail Resorts, Inc. Mr. Lee is also a director of a number of privately - held companies. Mr. Lee is a general partner of ML-Lee Acquisition Fund, L.P., ML-Lee Acquisition Fund II, L.P. and ML-Lee Acquisition Fund (Retirements Accounts) II, L.P. (collectively, the "ML-Lee Funds"). Mr. Lee is Chairman of Thomas H. Lee Advisors I and general partner of Thomas H. Lee Advisors II, L.P., the investment advisors to the ML-Lee Funds. He is the general partner of THL Equity Advisors Limited Partnership, the general partner of and investment advisor to Thomas H. Lee Equity Partners, L.P., and an officer and director of THL Equity Trust III, the general partner of THL Equity Advisors III Limited Partnership, the general partner and investment advisor to Thomas H. Lee Equity Fund III, L.P.

     Norman S. Matthews has been a director of the Company and Finlay Jewelry since July 1993. Mr. Matthews has been a retail consultant based in New York for over six years. Prior to that time, Mr. Matthews served as President of Federated. He is also a director of Toys "R" Us, Inc., The Progressive Corporation, Loehmann's, Inc. and Lechters, Inc.

     Warren C. Smith, Jr. has served as a director of the Company and Finlay Jewelry since May 1993. Mr. Smith is a Managing Director of Thomas H. Lee Company and has been employed by Thomas H. Lee Company since 1990. In addition, Mr. Smith is Vice President of Thomas H. Lee Advisors II. He is also a director of Rayovac Corporation and various private corporations.

Item 11.  Executive Compensation

     The information to be included in the section captioned "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information with respect to beneficial ownership of certain voting securities of the Company as of April 1, 1997 by each of the Company's directors, the Company's Chief Executive Officer and each of the four other most highly compensated executive officers of the Company or Finlay Jewelry, and by all directors and executive officers as a group. No other person is known by the Company to own beneficially more than 5% of the Common Stock. The Company owns all of the issued and outstanding capital stock of Finlay Jewelry.


                                               Shares of Common Stock
                                               Beneficially Owned (1)
                                          ---------------------------------
                                              Number           Percentage
                 Name                       of Shares           of Class
---------------------------------------   --------------     --------------

Thomas H. Lee (2)......................        2,347,529              31.1%
Rohit M. Desai (3)(4)..................        1,657,441              21.9%
David B. Cornstein (5)(6)..............          515,862               6.8%
Arthur E. Reiner (6)(7)................          167,735               2.2%
Warren C. Smith, Jr. (8)...............           29,168                  *
Norman S. Matthews (9).................           40,000                  *
James Martin Kaplan (6)................            4,000                  *
Leslie A. Philip (6)(10)...............           13,333                  *
Barry D. Scheckner (6)(11).............           15,600                  *
Edward Stein (6)(11)...................           11,533                  *

All Directors and Executive                    4,787,618              62.2%
   Officers as a group
   (10 persons) (12)...................

---------------------------
*    Less than one percent.

(1) The persons named in the table have sole voting and investment power with respect to all shares of Common Stock subject to the terms of the Amended Stockholders' Agreement.

(2) Includes 2,048,808 shares of Common Stock held of record by Thomas H. Lee Equity Partners, L.P. ("THLEP"), the general partner of which is THL Equity Advisors Limited Partnership, a Massachusetts limited partnership of which Mr. Lee is a general partner, and 298,721 shares of Common Stock held of record by 1989 Thomas H. Lee Nominee Trust (the "Nominee Trust"). Mr. Lee's address is c/o Thomas H. Lee Company, 75 State Street, Boston, Massachusetts 02109.

(3) The address of Mr. Desai is c/o Desai Capital Management Incorporated, 540 Madison Avenue, New York, New York 10022.

(4) Includes 953,029 shares of Common Stock held of record by Equity-Linked Investors, L.P. ("ELI-I") and 704,412 shares of Common Stock held of record by Equity-Linked Investors-II ("ELI-II"). ELI-I and ELI-II are limited partnerships, the general partners of which are Rohit M. Desai Associates and Rohit M. Desai Associates-II (together, the "General Partners"), respectively. Rohit M. Desai is the managing general partner of each of the General Partners. Mr. Desai is also the sole stockholder, chairman of the board and president of Desai Capital Management Incorporated ("DCMI"), which acts as an investment advisor to ELI-I and ELI-II. Under the investment advisory agreements between DCMI and each of ELI-I and ELI-II, DCMI has the power to vote and dispose of these securities. DCMI and Mr. Desai disclaim beneficial ownership of the securities. The address of ELI-I and ELI-II is c/o Desai Capital Management Incorporated, 540 Madison Avenue, New York, New York 10022.

(5) Includes options to acquire 40,000 shares of Common Stock granted in 1995 having an exercise price of $14.00 per share.

(6) The address of Messrs. Cornstein, Reiner, Kaplan, Scheckner and Stein and Ms. Philip is in care of the Company, 521 Fifth Avenue, New York, New York 10175.

(7) Includes options to acquire 23,088 shares of Common Stock granted in 1994 having an exercise price of $14.00 per share.

(8) Includes options to acquire 14,584 shares from the Nominee Trust. Mr. Smith's address is c/o Thomas H. Lee Company, 75 State Street, Boston,
      Massachusetts 02109.

(9) Includes options to acquire 10,000 shares of Common Stock granted in 1993 having an exercise price of $12.00 per share, options to acquire 10,000 shares of Common Stock granted in 1993 having an exercise price of $16.50 per share, options to acquire 10,000 shares of Common Stock granted in 1995 having an exercise price of $14.00 per share and options to acquire 10,000 shares of Common Stock granted in 1996 having an exercise price of $11.16 per share. Mr. Matthew's address is 650 Madison Avenue, New York, New York 10022.

(10) Includes options to acquire 13,333 shares of Common Stock granted in 1995 having an exercise price of $11.19 per share.

(11) Includes for Messrs. Scheckner and Stein options to acquire 9,600 and 7,200 shares, respectively, of Common Stock granted on May 26, 1993 having an exercise price of $7.23 per share and options to acquire 4,000 and 3,333 shares, respectively, of Common Stock granted on April 5, 1995 having an exercise price of $14.00 per share.

(12) Includes options to acquire 140,554 shares having exercise prices ranging from $7.23 to $16.50 per share.


Item 13.  Certain Relationships and Related Transactions

     The  information  to  be  included  in  the  section   captioned   "Certain
Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a)   Documents filed as part of this report:

 (1)   Financial Statements.
          See Financial Statements Index included in Item 8 of Part II of this
           Form 10-K.

 (2)   Financial Statement Schedules.
          Consolidated Financial Statements of Finlay Jewelry.

 (3)   Exhibits.

          Item Number (Exhibit Number referenced to Item 601 of Regulation S-K).

3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 filed as part of the Annual Report on Form 10-K for the period ended January 28, 1995 filed by the Company on April 12,
     1995).

3.2 Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 of Form S-1 Registration Statement, Registration No. 33-88938).

4.1 Article Fourth of the Restated Certificate of Incorporation and Articles II and VI of the Amended and Restated Bylaws (incorporated by reference to Exhibit 4.1 of Form S-1 Registration Statement, Registration No. 33-88938).

4.2 Specimen Common Stock certificate (incorporated by reference to Exhibit 4.2 of Form S-1 Registration Statement, Registration No. 33-88938).

4.3 Specimen 12% Senior Discount Debenture Due 2005 issued by the Company (incorporated by reference to Exhibit 4.3 filed as part of the Current Report on Form 8-K filed by the Company on June 10, 1993).

4.4(a) Indenture dated as of May 26, 1993 between the Company and Marine Midland
     Bank, as Trustee, relating to the 12% Senior Discount Debenture Due 2005 issued by the Company (incorporated by reference to Exhibit 4.4 filed as part of the Current Report on Form 8-K filed by the Company on June 10,
     1993).

4.4(b) First  Supplemental  Indenture  dated as of  October  28,  1994 among the
     Company, Sonab Holdings, Inc. ("Sonab Holdings"), Sonab International, Inc. ("Sonab International"), Sonab and Marine Midland Bank, as Trustee, to the indenture relating to the 12% Senior Discount Debentures due 2005 issued by the Company (incorporated by reference to Exhibit 4.1 filed as part of the Quarterly Report on Form 10-Q for the period ended October 29, 1994 filed by the Company on December 13, 1994).

4.4(c) Second  Supplemental  Indenture,  dated as of July 14,  1995,  among  the
     Company, Sonab Holdings, Sonab International, Sonab and Marine Midland Bank, as trustee, to the indenture relating to the 12% Senior Discount Debentures due 2005 issued by the Company (incorporated by reference to Exhibit 4.1 filed as part of the Quarterly Report on Form 10-Q for the period ended July 29, 1995 filed by the Company on September 9, 1995).

4.5 Pledge Agreement between the Company, and Marine Midland Bank, as Pledgee, dated as of May 26, 1993 (incorporated by reference to exhibit 10.NN filed as part of the Annual Report for the period ended January 29, 1994 filed by the Company on Form 10-K on April 27, 1994).

4.6 Specimen 105/8% Senior Note Due 2003 issued by Finlay Jewelry (incorporated by reference to Exhibit 4.2 filed as part of the Current Report on Form 8-K filed by Finlay Jewelry on June 10, 1993).

4.7(a) Indenture  dated as of May 26,  1993  between  Finlay  Jewelry and Marine
     Midland Bank, as Trustee, relating to the 105/8% Senior Notes Due 2003 issued by Finlay Jewelry (incorporated by reference to Exhibit 4.3 filed as part of the Current Report on Form 8-K filed by Finlay Jewelry on June 10,
     1993).

4.7(b) First  Supplemental  Indenture  dated as of October 28, 1994 among Finlay
     Jewelry, Sonab Holdings, Sonab International, Sonab and Marine Midland Bank, as Trustee, to the indenture relating to the 105/8% Senior Notes Due 2003 issued by Finlay Jewelry (incorporated by reference to Exhibit 4.1 filed as part of the Quarterly Report on Form 10-Q for the period ended October 29, 1994 filed by Finlay Jewelry on December 13, 1994).

4.7(c) Second  Supplemental  Indenture,  dated as of July 14, 1995, among Finlay
     Jewelry, Sonab Holdings, Sonab International, Sonab and Marine Midland Bank, as trustee, to the indenture relating to the 105/8% Senior Notes due 2003 issued by Finlay Jewelry (incorporated by reference to Exhibit 4.1 filed as part of the Quarterly Report on Form 10-Q for the period ended July 29, 1995 filed by Finlay Jewelry on September 9, 1995).

4.8 Stock Purchase Agreement dated as of May 26, 1993 among the Company, Finlay Jewelry, THL Equity Holding Corp., Equity-Linked Investors, L.P. and Equity-Linked Investors-II (incorporated by reference to Exhibit 4.5 filed as part of the Current Report on Form 8-K filed by the Company on June 10,
     1993).

4.9 Amended and Restated Stockholders' Agreement dated as of March 6, 1995 among the Company, David B. Cornstein, Arthur E. Reiner, Robert S. Lowenstein, Norman S. Matthews, Ronald B. Grudberg, Harold S. Geneen, James Martin Kaplan, Electra Investment Trust, PLC, RHI Holdings, Inc., Jeffrey Branman, The Lee Holders listed on the signature page thereto, Equity-Linked Investors, L.P., Equity-Linked Investors-II and certain other security holders (incorporated by reference to Exhibit 4.9 filed as part of the Annual Report on Form 10-K for the period ended January 28, 1995 filed by the Company on April 12, 1995).

4.10 Registration Rights Agreement dated as of May 26, 1993 among the Company, David B. Cornstein, Harold S. Geneen, Ronald B. Grudberg, Robert S. Lowenstein, John C. Belknap, James Martin Kaplan, Electra Investment Trust, PLC, RHI Holdings, Inc., Jeffrey Branman, Andrew U. Belknap, Timothy H. Belknap, THL Equity Holding Corp., Equity-Linked Investors, L.P. and Equity-Linked Investors-II (incorporated by reference to Exhibit 4.7 filed as part of the Current Report on Form 8-K filed by the Company on June 10,
     1993).

10.1 Underwriting Agreement relating to the Offering dated April 6, 1995 by and among the Company, Finlay Jewelry, the Selling Stockholders and Goldman, Sachs & Co. on behalf of each of the Underwriters (incorporated by reference to Exhibit 10.1 filed as part of the Annual

     Report on Form 10-K for the period ended January 28, 1995 filed by the Company on April 12, 1995).

10.2 Form of Agreement and Certificate of Option Pursuant to the Long Term Incentive Plan of the Company (incorporated by reference to Exhibit 10.1 filed as part of the Quarterly Report on Form 10-Q for the period ended July 31, 1993 filed by the Company on September 14, 1993).

10.3 The Company's Restated Retirement Income Plan (401(k)) (incorporated by reference to Exhibit 10.6 filed as part of the Quarterly Report on Form 10-Q for the period ended July 29, 1995 filed by the Company on September 9, 1995).

10.3(a) Amendment No. 1 to the Company's  Restated  Retirement  Income Plan (401
     (k)) (incorporated by reference to Exhibit 10.7 filed as part of the Quarterly Report on Form 10-Q for the period ended July 29, 1995 filed by the Company on September 9, 1995).

10.3(b) Amendment No. 2 to the Company's Retirement Income Plan (incorporated by reference to Exhibit 10.1 filed as part of the Quarterly Report on Form 10-Q for the period ended May 4, 1996 filed by the Company on June 14,
     1996).

10.4 Executive   Medical  Benefits  Plan  of  Finlay  Jewelry  and  the  Company
     (incorporated by reference to Exhibit 10.7 of Form S-1 Registration Statement, Registration No. 33-59434).

10.5(a) Employment Agreement dated as of May 26, 1993 between David B. Cornstein and Finlay Jewelry (incorporated by reference to Exhibit 19.2 filed as part of the Quarterly Report on Form 10-Q for the period ended May 1, 1993 filed by the Company on June 30, 1993).

10.5(b) Amendment to Employment  Agreement dated as of December 20, 1995 between
     David B. Cornstein and Finlay Jewelry (incorporated by reference to Exhibit
     10.1 filed as part of the Quarterly Report on Form 10-Q for the period ended April 29, 1995 filed by the Company on June 3, 1995).

10.6 Employment Agreement dated May 26, 1993 between Ronald B. Grudberg and Finlay Jewelry (incorporated by reference to Exhibit 19.3 filed as part of the Quarterly Report on Form 10-Q for the period ended May 1, 1993 filed by the Company on June 30, 1993).

10.7 Employment Agreement dated May 26, 1993 between Robert S. Lowenstein and Finlay Jewelry (incorporated by reference to Exhibit 19.4 filed as part of the Quarterly Report on Form 10-Q for the period ended May 1, 1993 filed by the Company on June 30, 1993).

10.8(a)  Employment  Agreement  dated as of January  3, 1995 among the  Company,
     Finlay Jewelry and Arthur E. Reiner (incorporated by reference to Exhibit 10.7(a) of Form S-1 Registration Statement, Registration No. 33-88938).

10.8(b) Executive Securities Purchase Agreement dated as of January 3, 1995 between the Company and Arthur E. Reiner (incorporated by reference to Exhibit 10.7(b) of Form S-1 Registration Statement, Registration No. 33-88938).

10.8(c) Limited Recourse Secured  Promissory Note dated as of January 3, 1995 by
     Arthur E. Reiner in favor of the Company (incorporated by reference to Exhibit 10.7(c) of Form S-1 Registration Statement, Registration No. 33-88938).

10.8(d) Stock Pledge Agreement dated as of January 3, 1995 between the Company and Arthur E. Reiner (incorporated by reference to Exhibit 10.7(d) of Form S-1 Registration Statement, Registration No. 33-88938).

10.8(e) Amendment to Employment Agreement dated as of May 17, 1995 among the the Company, Finaly Jewelry and Arthur E. Reiner.

10.9(a) Consulting and Option Agreement dated as of July 7, 1993 by and between Finlay Jewelry and Norman S. Matthews (incorporated by reference to Exhibit 10.OO filed as part of the Annual Report on Form 10-K for the period ended January 29, 1994 filed by the Company on April 27, 1994).

10.9(b) Amendment to Consulting and Option Agreement dated as of March 6, 1995 between Norman S. Matthews and Finlay Jewelry (incorporated by reference to
     Exhibit 10.2 filed as part of the Quarterly Report on Form 10-Q for the period ended April 29, 1995 filed by the Company on June 3, 1995).

10.10 Tax Allocation Agreement dated as of November 1, 1992 between the Company and Finlay Jewelry (incorporated by reference to Exhibit 19.5 filed as part of the Quarterly Report on Form 10-Q for the period ended May 1, 1993 filed by the Company on June 30, 1993).

10.11 Management Agreement dated as of May 26, 1993 among the Company, Finlay Jewelry and Thomas H. Lee Company (incorporated by reference to Exhibit
     28.2 filed as part of the Current Report on Form 8-K filed by the Company on June 10, 1993).

10.12 Management Agreement dated as of May 26, 1993 among the Company, Finlay Jewelry and Desai Capital Management Incorporated (incorporated by reference to Exhibit 28.1 filed as part of the Current Report on Form 8-K filed by the Company on June 10, 1993).

10.13(a) Long Term Incentive Plan of the Company  (incorporated  by reference to
     Exhibit 19.6 filed as part of the Quarterly Report on Form 10-Q for the period ended May 1, 1993 filed by the Company on June 30, 1993).

10.13(b) Amendment No. 1 to the Company's Long Term Incentive Plan (incorporated by reference to Exhibit 10.14(b) of the Form S-1 Registration Statement, Registration No. 33-88938).

10.14(a) Amended and Restated Credit  Agreement dated as of March 28, 1995 among
     GE Capital, individually and its capacity as agent, certain other lenders and financial institutions, the Company and Finlay Jewelry (the "Amended and Restated Credit Agreement") (incorporated by reference to Exhibit 10.15 filed as part of the Annual Report on Form 10-K for the period ended January 28, 1995 filed by the Company on April 12, 1995).

10.14(b) Amendment No. 1, dated as of June 15, 1995, to the Amended and Restated
     Credit  Agreement  (incorporated by reference to Exhibit 10.4 filed as part of the Quarterly Report on Form 10-Q for the period ended July 29, 1995 filed by Finlay Jewelry on September 9, 1995).

10.14(c) Amendment No. 2 to the Amended  Restated  Credit  Agreement dated as of
     February 1, 1996 (incorporated by reference to Exhibit 10.15(c) filed as part of the Annual Report on Form 10-K for the period ended February 3, 1996 filed by the Company on April 9, 1996).

10.14(d) Form of Amendment No. 3 to the Amended and Restated Credit Agreement.

10.15(a) Amended and Restated  Revolving  Note dated as of March 28, 1995 by the
     Company and Finlay Jewelry to the order of GE Capital in the principal amount of $98,000,000 (incorporated by reference to Exhibit 10.16(a) filed as part of the Annual Report on Form 10-K for the period ended January 28, 1995 filed by the Company on April 12, 1995).

10.15(b) Amended and Restated  Revolving  Note dated as of March 28, 1995 by the
     Company and Finlay Jewelry to the order of Shawmut Bank in the principal amount of $37,000,000 (incorporated by reference to Exhibit 10.16(b) filed as part of the Annual Report on Form 10-K for the period ended January 28, 1995 filed by the Company on April 12, 1995).

10.16 Security Agreement dated as of May 26, 1993 by Finlay Jewelry in favor of GE Capital, as agent (incorporated by reference to Exhibit 19.9 filed as part of the Quarterly Report on Form 10-Q for the period ended May 1, 1993 filed by the Company on June 30, 1993).

10.17 Security Agreement and Mortgage - Trademarks, Patents and Copyrights, dated as of May 26, 1993 by Finlay Jewelry in favor of GE Capital, as agent (incorporated by reference to Exhibit 19.10 filed as part of the Quarterly Report on Form 10-Q for the period ended May 1, 1993 filed by the Company on June 30, 1993).

10.18 Assignment of Life Insurance Policy as Collateral dated May 26, 1993 by the Company to GE Capital, as agent (upon the life of each David B. Cornstein, Ronald B. Grudberg and Robert S. Lowenstein) (incorporated by reference to Exhibit 19.11 filed as part of the Quarterly Report on Form 10-Q for the period ended May 1, 1993 filed by the Company on June 30,
     1993).

10.19 Assignment of Business Interruption Insurance Policy as Collateral dated February 28, 1994 by Finlay Jewelry to GE Capital, as agent (incorporated by reference to Exhibit 10.M filed as part of the Annual Report on Form 10-K for the period ended January 29, 1994 filed by the Company on April 27, 1994).

10.20(a)  Guarantee  dated as of May 26,  1993 by  Finlay  Jewelry,  Inc.  to GE
     Capital, as agent (incorporated by reference to Exhibit 19.13 filed as part of the Quarterly Report on Form 10-Q for the period ended May 1, 1993 filed by the Company on June 30, 1993).

10.20(b) Guarantee dated as of October 28, 1994 by Sonab Holdings in favor of GE
     Capital (incorporated by reference to Exhibit 10.5 filed as part of the Quarterly Report on Form 10-Q for the period ended October 29, 1994 filed by the Company on December 13, 1994).

10.20(c) Guarantee dated as of October 28, 1994 by Sonab International in favor of GE Capital (incorporated by reference to Exhibit 10.6 filed as part of the Quarterly Report on Form 10-Q for the period ended October 29, 1994 filed by the Company on December 13, 1994).

10.20(d) Guarantee  dated as of October 28, 1994 by Sonab in favor of GE Capital
     (incorporated by reference to Exhibit 10.7 filed as part of the Quarterly Report on Form 10-Q for the period ended October 29, 1994 filed by the Company on December 13, 1994).

10.21(a)  Pledge  Agreement  dated as of May 26,  1993 by Finlay  Jewelry  to GE
     Capital, as agent (incorporated by reference to Exhibit 19.14 filed as part of the Quarterly Report on Form 10-Q for the period ended October 29, 1994 filed by the Company on December 13, 1994).

10.21(b) Amendment  Agreement dated October 28, 1994 to the Pledge  Agreement by
     Finlay Jewelry in favor of GE Capital (incorporated by reference to Exhibit
     10.8 filed as part of the Quarterly Report on Form 10-Q for the period ended October 29, 1994 filed by the Company on December 13, 1994).

10.22(a) Share Pledge  Agreement  (Translation)  dated October 28, 1994 by Sonab
     Holdings in favor of GE Capital (incorporated by reference to Exhibit 10.9 filed as part of the Quarterly Report on Form 10-Q for the period ended October 29, 1994 filed by the Company on December 13, 1994).

10.22(b) Share Pledge  Agreement  (Translation)  dated October 28, 1994 by Sonab
     International in favor of GE Capital  (incorporated by reference to Exhibit
     10.10 filed as part of the Quarterly Report on Form 10-Q for the period ended October 29, 1994 filed by the Company on December 13, 1994).

10.23 Master Agreement for the Assignment of Accounts Receivable as Security (Translation) dated October 28, 1994 by Sonab in favor of GE Capital (incorporated by reference to Exhibit 10.11 filed as part of the Quarterly Report on Form 10-Q for the period ended October 29, 1994 filed by the Company on December 13, 1994).

10.24 Note Pledge Agreement dated as of October 28, 1994 by Finlay Jewelry in favor of GE Capital (incorporated by reference to Exhibit 10.12 filed as part of the Quarterly Report on Form 10-Q for the period ended October 29, 1994 filed by the Company on December 13, 1994).

10.25 Termination Agreement dated as of May 26, 1993 by and among Finlay Jewelry, the Company and WCC (incorporated by reference to Exhibit 10.15 filed as part of the Quarterly Report on Form 10-Q for the period ended May 1, 1993 filed by the Company on June 30, 1993).

10.26 Exchange Agreement among the Company, the Lee Investors and the Desai Investors relating to the Series C Exchange (incorporated by reference to
     Exhibit  10.27  of  Form  S-1  Registration  Statement,   Registration  No.
     33-88938).

10.27 Share Purchase Agreement dated as of October 28, 1994 among Societe Des Grands Magasins Galeries Lafayette, Union Pour Les Investissements Commerciaux, Societe Anonyme Des Galeries Lafayette, Sonab Holdings and Sonab International (incorporated by reference to Exhibit 10.1 filed as part of the Quarterly Report on Form 10-Q for the period ended October 29, 1994 filed by the Company on December 13, 1994).

10.28 Form of Officer's and Director's Indemnification Agreement (incorporated by reference to Exhibit 10.4 filed as part of the Quarterly Report on Form 10-Q for the period ended April 29, 1995 filed by the Company on June 3,
     1995).

10.29(a)  Gold  Consignment  Agreement  dated  as of June 15,  1995  (the  "Gold
     Consignment Agreement") between Finlay Jewelry and Rhode Island Hospital Trust National Bank ("RIHT") (incorporated by reference to Exhibit 10.1 filed as part of the Quarterly Report on Form 10-Q for the period ended July 29, 1995 filed by the Company on September 9, 1995).

10.29(b) Amendment No. 1 and Limited Consent to the Gold  Consignment  Agreement
     (incorporated by reference to Exhibit 10.31(b) filed as part of the Annual Report on Form 10-K for the period ended February 3, 1996 filed by the Company on April 9, 1996).

10.30 Security Agreement dated as of June 15, 1995 between Finlay Jewelry and RIHT (incorporated by reference to Exhibit 10.2 filed as part of the Quarterly Report on Form 10-Q for the period ended July 29, 1995 filed by the Company on September 9, 1995).

10.31 Cash Collateral Agreement dated as of June 15, 1995 between Finlay Jewelry and RIHT (incorporated by reference to Exhibit 10.3 filed as part of the Quarterly Report on Form 10-Q for the period ended July 29, 1995 filed by the Company on September 9, 1995).

10.32 Intercreditor Agreement dated as of June 15, 1995 between GE Capital and RIHT and acknowledged by Finlay Jewelry (incorporated by reference to Exhibit 10.5 filed as part of the Quarterly Report on Form 10-Q for the period ended July 29, 1995 filed by the Company on September 9, 1995).

11.1 Computation of earnings per share.

21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of Form S-1 Registration Statement, Registration No. 33-88938).

23.1 Consent of Independent Auditors.

27   Financial Data Schedule.


(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the fourth quarter of 1996.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        FINLAY ENTERPRISES, INC.


Date: April 28, 1997                    By: /s/ David B. Cornstein
                                            --------------------------
                                            David B. Cornstein
                                            Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


      Name                           Title                             Date
      ----                           -----                             ----

 /s/David B. Cornstein   Chairman of the Board and Director      April 28, 1997
----------------------
  David B. Cornstein


 /s/ Arthur E. Reiner    President, Chief Executive Officer,     April 28, 1997
----------------------   Vice-Chairman-and Director
   Arthur E Reiner       Principal Executive Officer)


/s/ Barry D. Scheckner   Senior Vice President and Chief         April 28, 1997
----------------------   Financial Officer (Principal
  Barry D. Scheckner     Financial Officer)


/s/ Bruce E. Zurlnick    Treasurer (Principal Accounting         April 28, 1997
----------------------   Officer)
  Bruce E. Zurlnick


/s/ Norman S. Matthews   Director                                April 28, 1997
----------------------
 Norman S. Matthews

      Name                           Title                             Date
      ----                           -----                             ----

/s/ James Martin Kaplan     Director                             April 28, 1997
-----------------------
 James Martin Kaplan



  /s/ Rohit M. Desai        Director                             April 28, 1997
-----------------------
   Rohit M. Desai


   /s/ Thomas H. Lee        Director                             April 28, 1997
-----------------------
      Thomas H. Lee


/s/ Warren C. Smith, Jr.    Director                             April 28, 1997
-----------------------
 Warren C. Smith, Jr.

                            FINLAY ENTERPRISES, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Report of Independent Public Accountants....................................F-2

Consolidated Statements of Operations for the years ended
  January 28, 1995, February 3, 1996 and February 1, 1997...................F-3

Consolidated Balance Sheets as of February 3, 1996 and
  February 1, 1997..........................................................F-4

Consolidated Statements of Changes in Stockholders' Equity for the years ended January 28, 1995, February 3, 1996 and February 1, 1997.............F-5

Consolidated Statements of Cash Flows for the years ended
  January 28, 1995, February 3, 1996 and February 1, 1997...................F-6

Notes to Consolidated Financial Statements..................................F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Stockholders and Board of Directors
  of Finlay Enterprises, Inc.:

     We have audited the accompanying consolidated balance sheets of Finlay Enterprises, Inc. (a Delaware corporation) and subsidiary as of February 3, 1996 and February 1, 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the fifty-two weeks ended January 28, 1995, the fifty-three weeks ended February 3, 1996 and the fifty-two weeks ended February 1, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Finlay Enterprises, Inc. and subsidiary as of February 3, 1996 and February 1, 1997, and the results of their operations and their cash flows for the fifty-two weeks ended January 28, 1995, the fifty- three weeks ended February 3, 1996 and the fifty-two weeks ended February 1, 1997 in conformity with generally accepted accounting principles.




                                                           ARTHUR ANDERSEN LLP
New York, New York
March 18, 1997

                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)



                                                                                  Year Ended
                                                                   ---------------------------------------
                                                                   January 28,   February 3,   February 1,
                                                                      1995          1996          1997
                                                                   -----------   -----------   -----------
Sales..........................................................    $   552,090   $   654,491   $   685,274
Cost of sales..................................................        261,263       314,029       330,300
                                                                   -----------   -----------   -----------
   Gross margin................................................        290,827       340,462       354,974
Selling, general and administrative expenses...................        240,274       282,504       290,138
Depreciation and amortization..................................          8,910         9,659        10,840
Management transition and consulting expense...................          5,144       -             -
                                                                   -----------   -----------   -----------
   Income (loss) from operations...............................         36,499        48,299        53,996
Proceeds from life insurance...................................        -              (5,000)      -
Interest expense, net..........................................         28,488        29,705        31,204
                                                                   -----------   -----------   -----------
   Income (loss) before income taxes...........................          8,011        23,594        22,792
Provision (credit) for income taxes............................          5,280         9,343        11,035
                                                                   -----------   -----------   -----------
   Net income (loss)...........................................          2,731        14,251        11,757
Dividends and amortization of discount on Preferred Stock
   and accretion on conversion of Preferred Stock..............          3,332        10,717        -
                                                                   -----------   -----------   -----------
Net income (loss) applicable to common shares..................    $      (601)  $     3,534   $    11,757
                                                                   ===========   ===========   ===========
Net income (loss) per share applicable to common shares........    $     (0.27)  $      0.53   $      1.55
                                                                   ===========   ===========   ===========
Weighted average shares outstanding (A)........................      2,260,892     6,639,727     7,569,529
                                                                   ===========   ===========   ===========

------------------
(A) The weighted average shares outstanding for 1994 and 1995 are based on the number of shares of Common Stock issued and outstanding after reflecting the stock split discussed in Note 6 as if such split occurred on January 30, 1994.

     The accompanying notes are an integral part of these consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                  February 3,     February 1,
                                                                                     1996            1997
                                                                                  -----------     -----------
                                            ASSETS
Current assets
   Cash and cash equivalents.................................................     $    26,014     $    20,846
   Accounts receivable - department stores...................................          18,889          15,362
   Other receivables.........................................................           2,860           4,350
   Merchandise inventories...................................................         195,926         222,445
   Prepaid expenses and other................................................           1,526           1,437
                                                                                  -----------     -----------
      Total current assets...................................................         245,215         264,440
                                                                                  -----------     -----------
Fixed assets
   Equipment, fixtures and leasehold improvements............................          65,206          73,223
   Less - accumulated depreciation and amortization..........................          22,735          21,423
                                                                                  -----------     -----------
      Fixed assets, net......................................................          42,471          51,800
                                                                                  -----------     -----------
Deferred charges and other assets............................................           9,012           9,770
Goodwill.....................................................................          98,447          95,263
                                                                                  -----------     -----------
      Total assets...........................................................     $   395,145     $   421,273
                                                                                  ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Current portion of long-term debt.........................................     $       206     $         2
   Accounts payable - trade..................................................         125,817         133,252
   Accrued liabilities:
      Accrued salaries and benefits..........................................          14,100          15,061
      Accrued miscellaneous taxes............................................           4,160           4,148
      Accrued insurance......................................................           1,115             762
      Accrued interest.......................................................           3,703           3,833
      Accrued management transition and consulting...........................           2,418           1,787
      Other..................................................................          16,093          15,124
   Income taxes payable......................................................          10,372          12,046
   Deferred income taxes.....................................................             836             809
                                                                                  -----------     -----------
        Total current liabilities............................................         178,820         186,824
Long-term debt...............................................................         202,905         211,427
Other non-current liabilities................................................             636             517
                                                                                  -----------     -----------
        Total liabilities....................................................         382,361         398,768
                                                                                  -----------     -----------
Stockholders' equity
   Common Stock, par value $.01 per share; authorized 25,000,000 shares;
      issued and outstanding 7,524,356 and 7,558,838 shares, respectively....              75              76
   Additional paid-in capital................................................          47,459          47,725
   Distributions to investor group in excess of carryover basis..............         (24,390)        (24,390)
   Note receivable from stock sale...........................................          (1,001)         (1,001)
   Retained earnings (deficit)...............................................          (8,612)          3,145
   Foreign currency translation adjustment...................................            (747)         (3,050)
                                                                                  -----------     -----------
                                                                                       12,784          22,505
                                                                                  -----------     -----------
        Total liabilities and stockholders' equity...........................     $   395,145     $   421,273
                                                                                  ===========     ===========


     The accompanying notes are an integral part of these consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (in thousands, except share data)





                                   Common Stock                 Distributions to   Note                    Foreign
                                 -----------------  Additional   investor group  Receivable    Retained    Currency       Total
                                   Number            Paid-in      in excess of     from        Earnings   Translation  Stockholders'
                                 of shares  Amount   Capital    carryover basis  Stock Sale    (Deficit)   Adjustment     Equity
                                 ---------  ------  ----------  ---------------  -----------  ----------  -----------  -------------

Balance, January 29, 1994......  2,256,107  $  23   $  (20,887)  $   (24,390)    $   -        $  (11,545)  $    -      $    (56,799)

 Net income (loss).............      -        -          -              -            -             2,731        -             2,731
 Dividends on Series C
  Preferred Stock..............      -        -          -              -            -            (3,332)       -            (3,332)
 Foreign currency translation
  adjustment...................      -        -          -              -            -             -             (334)         (334)
 Issuance of Common Stock in
  exchange for Note
  receivable...................    138,525      1        1,650          -            (1,001)       -           -                650
                                 ---------  ------  ----------  ---------------  -----------  -----------  ----------- -------------
Balance, January 28, 1995......  2,394,632     24      (19,237)      (24,390)        (1,001)     (12,146)        (334)      (57,084)

 Net income (loss).............      -        -          -              -            -            14,251       -             14,251
 Dividends on Series C
  Preferred Stock..............      -        -          -              -            -              (717)      -               (717)
 Foreign currency translation
  adjustment...................      -        -          -              -            -             -             (413)         (413)
 Exercise of stock options.....     47,940    -            444          -            -             -            -               444
 Issuance of Common Stock......  2,500,000     25       30,133          -            -             -            -            30,158
 Conversion of Series C
  Preferred Stock to Common
  Stock........................  2,581,784     26       36,119          -            -           (10,000)      -             26,145
                                 ---------  ------  ----------  ---------------  -----------  -----------  ----------  -------------
Balance, February 3, 1996......  7,524,356     75       47,459       (24,390)        (1,001)      (8,612)       (747)        12,784

 Net income (loss).............       -       -          -              -            -            11,757       -             11,757
 Foreign currency translation
  adjustment...................       -       -          -              -            -             -           (2,303)       (2,303)
 Exercise of stock options.....     34,482      1          266          -            -             -            -               267
                                 ---------  -----   ----------  ---------------  -----------  -----------  ----------  -------------
Balance, February 1, 1997......  7,558,838  $  76   $   47,725   $   (24,390)    $   (1,001)  $    3,145   $   (3,050) $     22,505
                                 =========  =====   ==========  ===============  ===========  ===========  ==========  =============





     The accompanying notes are an integral part of these consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                                                  Year Ended
                                                                                --------------------------------------------
                                                                                 January 28,     February 3,     February 1,
                                                                                    1995           1996           1997
                                                                                ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)......................................................      $     2,731      $   14,251     $    11,757
   Adjustments to reconcile net income (loss) to net cash provided from
      (used in) operating activities:
   Depreciation and amortization..........................................            9,935          10,764          12,067
   Imputed interest on debentures.........................................            7,385           7,697           8,494
   Other, net.............................................................           (1,184)         (1,534)         (1,105)
   Changes in operating assets and liabilities, net of effects from purchase of Sonab (Note 12):
      (Increase) decrease in accounts and other receivables...............           (3,642)         (9,856)          1,548
      Increase in merchandise inventories.................................          (29,412)        (35,601)        (28,380)
      (Increase) decrease in prepaid expenses and other...................               57            (267)             72
      Increase in accounts payable and accrued liabilities................           41,327           9,783           8,645
      Decrease in deferred income taxes...................................           (2,376)           (539)            (27)
                                                                                ------------    ------------    ------------
NET CASH PROVIDED FROM (USED IN) OPERATING
           ACTIVITIES.....................................................           24,821          (5,302)         13,071
                                                                                ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of equipment, fixtures and leasehold improvements............          (11,228)        (14,933)        (17,533)
   Payment for purchase of Sonab, net of cash acquired....................             (276)         -               -
   Other, net.............................................................             (858)         (1,582)           (621)
                                                                                ------------    ------------    ------------
        NET CASH USED IN INVESTING ACTIVITIES.............................          (12,362)        (16,515)        (18,154)
                                                                                ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from revolving credit facility................................          392,911         439,720         442,947
   Principal payments on revolving credit facility........................         (392,911)       (439,720)       (442,947)
   Repayment of Sonab loans...............................................           (9,418)         -              -
   Repurchase of debentures...............................................          -                (5,789)        -
   Net proceeds from initial public offering of common stock..............          -                30,158         -
   Other, net.............................................................           (1,103)             75              61
                                                                                ------------    ------------    ------------
        NET CASH PROVIDED FROM (USED IN) FINANCING
           ACTIVITIES.....................................................          (10,521)         24,444              61
                                                                                ------------    ------------    ------------

        EFFECT OF EXCHANGE RATE CHANGES ON CASH...........................               (5)           (221)           (146)
                                                                                ------------    ------------    ------------
        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
           EQUIVALENTS....................................................            1,933           2,406          (5,168)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD............................           21,675          23,608          26,014
                                                                                ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD..................................      $    23,608      $   26,014     $    20,846
                                                                                ============    ============    ============




     The accompanying notes are an integral part of these consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  ORGANIZATION OF THE COMPANY, INITIAL PUBLIC OFFERING AND THE
                 RECAPITALIZATION TRANSACTIONS

     Finlay Enterprises, Inc., (the "Company"), a Delaware corporation, conducts business through Finlay Fine Jewelry Corporation ("Finlay Jewelry"), its wholly owned subsidiary. References to "Finlay" mean collectively, the Company, Finlay Jewelry and all predecessor businesses. Finlay is a retailer of fine jewelry products and primarily operates leased fine jewelry departments in department stores throughout the United States and France. Finlay also operates leased fine jewelry departments in the United Kingdom and Germany. All references herein to leased departments refer to departments operated pursuant to license agreements or other arrangements with host department stores.

Initial Public Offering and Related Transactions

     On April 6, 1995, the Company completed an initial public offering (the "Offering") of 2,500,000 shares of its Common Stock at a price of $14.00 per share. An additional 115,000 shares were sold by non- management selling stockholders. Net proceeds from the Offering after deducting the underwriting discount of $2,300,000 and expenses of approximately $2,500,000 incurred in connection with the Offering, were $30,200,000. The net proceeds were used to repurchase $6,103,000 accreted balance of the Company's 12% Senior Discount Debentures due 2005 (the "Debentures") at a price equal to $5,789,000, or approximately 95% of the accreted amount. The balance of the net proceeds were used to reduce a portion of the outstanding indebtedness under Finlay's $135,000,000 Revolving Credit Facility (the "Revolving Credit Facility") with General Electric Capital Corporation ("G.E. Capital"), which was accounted for as a capital contribution to Finlay Jewelry.

     Immediately prior to the completion of the Offering, the holders of the Company's 10% Series C Cumulative Preferred Stock ("Series C Preferred Stock") exchanged all outstanding shares of Series C Preferred Stock with the Company for 2,581,784 shares of Common Stock (the "Series C Exchange"). For purposes of the Series C Exchange, the outstanding Series C Preferred Stock was (i) valued at its liquidation value of $30,000,000 plus $6,145,000 of accrued dividends through the date of completion of the Series C Exchange, paid in kind at a quarterly rate of 2.5% and (ii) exchanged for Common Stock at the initial public offering price of $14.00 per share.

     G.E. Capital agreed to reduce the interest rate on the Revolving Credit Facility by 0.5% concurrent with the Offering. The Company and G.E. Capital amended the Revolving Credit Facility in March 1995 pursuant to which the Company became a co-obligor with Finlay Jewelry under the Revolving Credit Facility with respect to a portion of the borrowings thereunder.

The 1993 Recapitalization

     In May 1993, an affiliate of Thomas H. Lee Company (together with its affiliated transferees, the "Lee Investors") and partnerships managed by Desai Capital Management Incorporated (collectively, the "Desai Investors"), acquired 36.8% and 24.5%, respectively, of the outstanding voting securities of the Company in a series of transactions which recapitalized the Company (the "Recapitalization Transactions"). Following the Recapitalization Transactions, management maintained a substantial equity interest in the Company.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  ORGANIZATION OF THE COMPANY, INITIAL PUBLIC OFFERING AND THE
                RECAPITALIZATION TRANSACTIONS (continued)

     The Recapitalization Transactions included an investment by the Lee Investors (the "Lee Investment") and the Desai Investors (the "Desai Investment") in units consisting of the Series C Preferred Stock and Common Stock. Concurrently, certain other existing classes of preferred stock and all outstanding warrants to purchase Common Stock were redeemed. These equity related transactions resulted in the Lee Investors and the Desai Investors obtaining 52.6% beneficial ownership of the outstanding Common Stock.

     The Recapitalization Transactions also included the public issuance by the Company of units consisting of Debentures and Common Stock, the public issuance by Finlay Jewelry of the 105/8 Senior Notes due 2003 (the "Notes") and the refinancing of the Company's outstanding term loans (the "WCC Term Loans") and revolving indebtedness (the "WCC Revolving Credit Facility" and collectively with the WCC Term Loans, the "WCC Loans") with Westinghouse Credit Corporation ("WCC"). The WCC Revolving Credit Facility was replaced by the $110 million Revolving Credit Facility with G.E. Capital. The Revolving Credit Facility was amended at the time of the Sonab acquisition to, among other things, increase the amount available thereunder to $135 million. See Notes 4 and 12.

Organization and the 1988 Leveraged Recapitalization

     Finlay Jewelry was initially incorporated on August 2, 1985 as SL Holdings Corporation ("SL Holdings"). The Company, a Delaware corporation incorporated on November 22, 1988, was organized by certain officers and directors (the "Investor Group") of SL Holdings to acquire certain operations of SL Holdings. In connection with the reorganization ("1988 Leveraged Recapitalization"), which resulted in the merger of a wholly owned subsidiary of the Company into SL Holdings, SL Holdings changed its name to Finlay Fine Jewelry Corporation and became a wholly owned subsidiary of the Company.

     The 1988 Leveraged Recapitalization was accounted for as a purchase in the accompanying financial statements. Accordingly, the excess of the purchase price over the net assets of Finlay Jewelry has been assigned to goodwill. Since certain members of the Investor Group beneficially owned shares of SL Holdings before the 1988 Leveraged Recapitalization and owned shares of the Company after the 1988 Leveraged Recapitalization, the purchase method of accounting does not apply to their ownership interest in SL Holdings. Accordingly, for accounting purposes, stockholders' equity reflects the total shares of SL Holdings owned by the Investor Group at their respective adjusted historical costs, reduced by the consideration paid for the SL Holdings shares owned by the Investor Group. This resulted in a reduction in stockholders' equity of $24,390,000 and is reflected as Distributions to investor group in excess of carryover basis in the accompanying Consolidated Balance Sheets.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

     Basis of Accounting and Presentation: The accompanying Consolidated Financial Statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles, which, for certain financial statement accounts, requires the use of management's estimates. Actual results may differ from these estimates.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

     Fiscal Year: The Company's fiscal year ends on the Saturday closest to January 31. References to 1994, 1995 and 1996 relate to the fiscal years ended on January 28, 1995, February 3, 1996 and February 1, 1997. Each of the fiscal years includes 52 weeks except 1995, which includes 53 weeks.

     Merchandise Inventories: Consolidated inventories are stated at the lower of cost or market with cost for the domestic operations determined by the last-in, first-out ("LIFO") method. Market represents estimated realizable value after providing for a normal profit margin. The cost to Finlay of gold merchandise sold on consignment, which typically varies with the price of gold, is not fixed until the sale is reported to the vendor following the sale of the merchandise. Finlay at times enters into futures contracts, such as options or forwards, based upon the anticipated sales of gold product in order to hedge against the risk arising from those payment arrangements. Changes in the market value of futures contracts are accounted for as an addition to or reduction from the inventory cost. For the years ended January 28, 1995, February 3, 1996 and February 1, 1997, the gain/loss on open futures contracts was not material. The Company did not have any open positions in futures contracts for gold at February 3, 1996 or February 1, 1997.

     Depreciation and Amortization: Depreciation and amortization, except where otherwise indicated, are computed by the straight-line method over the estimated useful lives of the fixed assets ranging from three to ten years.

     Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Finlay Jewelry. All significant intercompany transactions have been eliminated in consolidation.

     Software Development Costs: Costs incurred for the routine operation and maintenance of management information systems are expensed as incurred. It is the Company's policy to capitalize significant amounts relating to software purchased from third party software vendors as well as external consulting costs incurred in the development and improvement of new management information systems.

     Intangible Assets Arising from Acquisition: The excess purchase price paid over the fair market value of net assets acquired ("Goodwill") was recorded in accordance with Accounting Principles Board ("APB") Opinion No. 16 - "Accounting for Business Combinations" and is being amortized on a straight-line basis over forty years. The Company continually evaluates the carrying value and the economic useful life of Goodwill based on the Company's operating results and the expected future net cash flows and will adjust the carrying value and the related amortization period, if and when appropriate. Amortization of Goodwill for 1994, 1995 and 1996 totalled $2,963,000, $3,149,000 and $3,143,000, respectively. Accumulated amortization of Goodwill at February 3, 1996 and February 1, 1997 totalled $21,408,000 and $24,551,000, respectively.

     Foreign Currency Translation: Results of operations for Finlay Jewelry's foreign subsidiary are translated into U.S. dollars using the average exchange rates during the period, while assets and liabilities are translated using current rates in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation". The resulting translation adjustments are recorded directly into a separate component of Stockholders' equity. Transaction gains and losses are reported in net income and were not significant in any year.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

     Net income (loss) per share: Net income (loss) per share was computed based on the weighted average number of shares of Common Stock and common equivalent shares outstanding. Common stock equivalents include options to purchase Common Stock. When dilutive, stock options are included as common equivalent shares using the treasury stock method in accordance with APB Opinion No. 15, "Earnings per share." All share and per share amounts in the Consolidated Financial Statements reflect the Reverse Stock Split (as defined in Note 6) in conjunction with the Offering.

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." Under SFAS No. 128, the presentation of both Basic and Diluted Earnings per share is required on the statements of operations for periods ending after December 15, 1997, at which time restatement for prior periods will be necessary. Had the provisions of SFAS No. 128 been in effect as of February 1, 1997, the Company would have reported Basic Net income (loss) per share of ($0.27), $0.55 and $1.59 for 1994, 1995 and 1996, respectively. Under SFAS No. 128, Diluted Net income (loss) per share is equal to the Net income
(loss) per share currently disclosed by the Company.

     Net Income (loss) applicable to common shares: The Company has reflected in Net income (loss) applicable to common shares, dividends and accretion on conversion of Preferred Stock for each period presented.

     Debt Issuance Costs: Debt issuance costs of $8,527,000 arising principally from the Recapitalization Transactions are being amortized using the straight line method over the terms of the related debt agreements. These debt issuance costs totalled approximately $5,600,000 at February 3, 1996 and $4,600,000 at February 1, 1997. The debt issuance costs are reflected as a component of Deferred charges and other assets in the accompanying Consolidated Balance Sheets. Amortization of debt issuance costs for 1994, 1995 and 1996 totalled $1,018,000, $1,037,000 and $1,056,000, respectively, and have been recorded as a component of Interest expense, net in the accompanying Consolidated Statements of Operations.

     Cost of Sales: Cost of sales includes the cost of merchandise sold, repair expense, shipping, shrinkage and inventory losses. Buying and occupancy costs such as lease and rental fees are not included in Cost of sales and are reflected in Selling, general and administrative expenses on the Consolidated Statements of Operations.

     Statements of Cash Flows: The Company considers cash on hand, deposits in banks and deposits in money market funds as cash and cash equivalents. Interest paid during 1994, 1995 and 1996 was $20,071,000, $21,027,000 and $21,480,000,
respectively. Income taxes paid in 1994, 1995 and 1996 totalled $6,567,000, $9,372,000 and $9,368,000, respectively. Refer to Note 12 for a discussion of the Sonab acquisition.

     Fair Value of Financial Instruments: Cash, accounts receivable, short-term borrowings, accounts payable and accrued liabilities are reflected in the financial statements at fair value because of the short-term maturity of these instruments. Marketable securities are recorded in the financial statements at current market values, which approximates cost. The fair values of the Company's debt and off-balance sheet financial instruments are disclosed in Note 4.

     Stock-Based Compensation: Stock-based compensation is recognized using the intrinsic value method. For disclosure purposes, pro forma net income and earnings per share are provided as if the fair value method had been applied.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

     Accounting for the Impairment of Long-Lived Assets: SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires long-lived assets as well as identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Upon adoption of this Statement in 1996, there was no impact on the Company's financial position or results of operations.

     Seasonality: A significant portion of Finlay's revenues are generated in the fourth quarter due to the seasonality of the retail industry. Approximately 75% of Finlay's domestic sales in 1996 were from operations in two major department store groups of which 51% represents Finlay's domestic sales from one department store group.

NOTE 3 - MERCHANDISE INVENTORIES

     Merchandise inventories consisted of the following:


                                                                    February 3,     February 1,
                                                                       1996            1997
                                                                    -----------     -----------
                                                                            (in thousands)
Jewelry goods - rings, watches and other fine
   jewelry (specific identification basis)................          $   202,860     $   231,298
Excess of specific identification cost over LIFO
   inventory value........................................                6,934           8,853
                                                                    -----------     -----------
                                                                    $   195,926     $   222,445
                                                                    ===========     ===========


     The LIFO method had the effect of decreasing Income (loss) before income taxes in 1994, 1995 and 1996 by $845,000, $943,000 and $1,919,000, respectively.
Finlay determines its LIFO inventory value by utilizing selected producer price indices published for jewelry and watches by the Bureau of Labor Statistics. Due to the application of APB Opinion No. 16, inventory valued at LIFO for income tax reporting purposes is approximately $22,000,000 lower than that for financial reporting purposes at February 1, 1997.

     Approximately  $199,079,000  and  $194,276,000  at  February  3,  1996  and
February 1, 1997, respectively, of merchandise received on consignment has been excluded from Merchandise inventories and Accounts payable-trade in the accompanying Consolidated Balance Sheets.

     In August 1995, Finlay Jewelry consummated a gold consignment agreement (the "Gold Consignment Agreement") with Rhode Island Hospital Trust National Bank ("RIHT"), which matures on February 28, 1998. The Gold Consignment Agreement enables Finlay Jewelry to pay for merchandise by providing gold, or otherwise making payment, to certain vendors who currently supply Finlay with merchandise on consignment. While the merchandise involved remains consigned, the consignor and title to the gold content of the merchandise changes from the vendors to RIHT. As a result, such vendors have reduced their working capital requirements and associated financing costs. Consequently, Finlay has negotiated more favorable terms with the participating vendors.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - MERCHANDISE INVENTORIES (continued)

     Finlay can obtain, pursuant to the Gold Consignment Agreement, up to the lesser of (i) 85,000 fine troy ounces or (ii) $25 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At February 3, 1996 and February 1, 1997, amounts outstanding under the Gold Consignment Agreement totalled 22,090 and 36,916 fine troy ounces, respectively, valued at approximately $9.0 million and $12.8 million, respectively. The purchase price per ounce is based on the daily Second London Gold Fixing. For financial statement purposes, the consigned gold is not included in Merchandise inventories on the Company's Consolidated Balance Sheet and, therefore, no related liability has been recorded. RIHT charges Finlay a daily consignment fee on the dollar equivalent value of ounces outstanding, a floating rate which, as of February 3, 1996 and February 1, 1997, was approximately 4.5% per annum. In addition, Finlay is required to pay an unused line fee of 0.5% if the amount of gold consigned has a value equal to or below $10 million. Included in interest expense for the year ended February 3, 1996 and February 1, 1997 are consignment fees of $189,000 and $638,000, respectively.

     In conjunction with the Gold Consignment Agreement, Finlay Jewelry granted RIHT, subject to the terms of an intercreditor agreement between RIHT and G.E. Capital, a first priority perfected lien on, and a security interest in, specified gold jewelry of participating vendors approved under the Gold Consignment Agreement and certain cash on deposit with RIHT and a lien on proceeds and products of such jewelry and cash deposits.

     The Gold Consignment Agreement requires Finlay Jewelry to comply with certain covenants, including restrictions on the incurrence of certain indebtedness, the incurrence or creation of liens, engaging in certain transactions with affiliates and related parties and limitations on the payment of dividends. The Gold Consignment Agreement also contains various financial covenants, including fixed charge coverage ratio requirements and certain maximum debt limitations. Finlay Jewelry was in compliance with all of its financial covenants as of and for the year ended February 1, 1997.

NOTE 4 - SHORT AND LONG-TERM DEBT

     The Company and Finlay Jewelry are parties to a credit agreement with G.E. Capital which provides Finlay with a senior secured revolving line of credit of up to $135 million, a portion of which is available to the Company under certain circumstances. The Revolving Credit Facility provides Finlay with a facility maturing on May 26, 1998, for borrowings based on an advance rate of (i) up to 85% of eligible domestic accounts receivable and (ii) up to 60% of eligible domestic owned inventory after taking into account such reserves or offsets as G.E. Capital may deem appropriate (the "Borrowing Base"). Eligibility criteria are established by G.E. Capital, which retains the right to adjust the Borrowing Base in its reasonable judgement by revising standards of eligibility, establishing reserves and/or increasing or decreasing from time to time the advance rates. Finlay Jewelry is permitted to use up to $20 million of the Revolving Credit Facility for the guarantee by G.E. Capital of letters of credit issued for the account of Finlay Jewelry by banks acceptable to G.E. Capital. The outstanding balance under the Revolving Credit Facility is required to be reduced each year to $10 million for a 20 consecutive day period, and immediately thereafter to zero for an additional 10 consecutive days (the "Balance Reduction Requirement"). Funds available under the Revolving Credit Facility are utilized for working capital purposes.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - SHORT AND LONG-TERM DEBT (continued)

     The Revolving Credit Facility bears interest at a rate equal to, at Finlay's option, (i) the Index Rate (as defined) plus 1.0% or (ii) for one or more portions of the Revolving Credit Facility of $1.0 million or any greater integral multiple thereof, reserve adjusted LIBOR plus 2.0%. "Index Rate" is defined as the higher of (i) the highest daily prime or base rate publicly announced by any of the four largest member banks of the New York Clearing House Association and (ii) the latest rate of dealer ninety-day commercial paper as is customarily published in the "Money Rates" section of The Wall Street Journal. Upon the occurrence (and during the continuance) of an event of default under the Revolving Credit Facility, interest would accrue at a rate which is 2% in excess of the rate otherwise applicable, and would be payable upon demand.

     The Revolving Credit Facility is secured by a first priority perfected security interest in all of Finlay Jewelry's (and any subsidiary's) present and future tangible and intangible assets, excluding any of the Company's lease agreements which are not assignable without the lessor's consent.

     The Revolving Credit Facility contains customary covenants, including limitations on capital expenditures, limitations on borrowing transactions between Finlay and its officers, directors, employees and affiliates and limitations on payments of dividends. In addition, G.E. Capital has the right to approve (such approval not to be unreasonably withheld) certain private sales of Common Stock. The Revolving Credit Facility also contains various financial covenants, including minimum earnings and fixed charge coverage ratio requirements and certain maximum debt limitations. Finlay was in compliance with all of its financial covenants as of and for the year ended February 1, 1997.

     The credit agreement provides for an annual agency fee of $275,000 payable to G.E. Capital. Furthermore, a letter of credit fee of 2.25% per annum of the face amount of letters of credit guaranteed under the Revolving Credit Facility and an unused facility fee equal to 0.5% per annum on the average unused daily balance of the Revolving Credit Facility is payable monthly in arrears.

     There were no amounts outstanding at February 3, 1996 or February 1, 1997 under the Revolving Credit Facility. The maximum amounts outstanding under the Revolving Credit Facility during 1994, 1995 and 1996 were $108,800,000, $99,100,000 and $114,100,000, respectively. The average amounts outstanding for the same periods were $69,300,000, $68,400,000 and $75,371,000, respectively.
The weighted average interest rates during the period (calculated based on actual interest expense divided by the average amount outstanding during the period) were 7.6%, 8.9% and 8.0% for 1994, 1995 and 1996, respectively.

     At February 3, 1996 and February 1, 1997, Finlay had letters of credit outstanding totalling $11.0 million and $11.1 million, respectively, which guarantee various trade activities. The contract amount of the letters of credit approximate their fair value.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - SHORT AND LONG-TERM DEBT (continued)

     Long-term debt consisted of the following:

                                              February 3,    February 1,
                                                 1996           1997
                                              -----------    -----------
                                                    (in thousands)
Senior Notes (a)............................  $   135,000    $   135,000
Debentures (b)..............................       67,903         76,427
Other.......................................          208              2
                                              -----------    -----------
                                                  203,111        211,429
Less - current portion......................          206              2
                                              -----------    -----------
                                              $   202,905    $   211,427
                                              ===========    ===========



(a) On May 26, 1993, as part of Finlay's recapitalization, Finlay Jewelry issued 105/8% Senior Notes due 2003 with an aggregate principal amount of $135,000,000. Interest on the Notes is payable semi-annually on May 1 and November 1 of each year, and commenced on November 1, 1993. Except in the case of certain equity offerings, the Notes are not redeemable prior to May 1, 1998. Thereafter, the Notes will be redeemable, in whole or in part, at the option of Finlay, at specified redemption prices plus accrued and unpaid interest, if any, to the date of the redemption. In the event of a Change of Control (as defined in the Notes indenture), each holder of the Notes will have the right to require Finlay Jewelry to repurchase its Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest thereon to the repurchase date. The Notes rank senior in right of payment to all subordinated indebtedness of Finlay and pari passu in right of payment with all senior borrowings, including borrowings under the Revolving Credit Facility. However, because the Revolving Credit Facility is secured by a pledge of substantially all the assets of Finlay Jewelry, the Notes are structurally subordinated to the borrowings under the Revolving Credit Facility. The indenture relating to the Notes contains restrictions relating to, among other things, the payment of dividends, the repurchase of stock and the making of certain other restricted payments, the incurrence of additional indebtedness, the creation of certain liens, certain asset sales transactions with subsidiaries and other affiliates and mergers and consolidations.

     The fair value of the Notes at February 1, 1997, determined based on market quotes, was $142,425,000.

(b) On May 26, 1993, as part of Finlay's recapitalization, the Company sold, for $55,167,140, an aggregate of 98,000 units consisting of $98,000,000 12% Senior Discount Debentures due 2005 and 130,667 shares of Common Stock. Based on a fair market value of $7.23 per share on May 26, 1993, $944,067 was allocated to Common Stock with a resulting discount to the Debentures. Commencing May 1, 1998, interest will accrue until maturity. Interest on the Debentures is payable semi-annually on May 1 and November 1 of each year, commencing November 1, 1998. Except in the case of certain equity offerings, the Debentures are not redeemable prior to May 1, 1998. In the event of a Change of Control (as defined in the Debenture indenture), each holder of the Debentures will have the right to require the Company to repurchase its Debentures at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest thereon to the repurchase date. Thereafter, the Debentures will be redeemable, in whole or in part, at the option of the Company, at specified redemption prices plus accrued and unpaid

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - SHORT AND LONG-TERM DEBT (continued)

     interest, if any, to the date of redemption. The Debentures rank pari passu in right of payment to all senior indebtedness of the Company and senior in right of payment to all subordinated indebtedness of the Company. The Debentures are secured by a first priority lien on and security interest in all of the issued and outstanding stock and intercompany indebtedness, if any, of Finlay Jewelry. However, the operations of the Company are conducted through Finlay Jewelry and, therefore, the Company is dependent upon the cash flow of Finlay Jewelry to meet its obligations, including its obligations under the Debentures. As a result, the Debentures are effectively subordinated to all indebtedness and all other obligations of Finlay Jewelry. The indenture relating to the Debentures contains restrictions relating to, among other things, the payment of dividends, the repurchase of stock and the making of certain other restricted payments, the incurrence of additional indebtedness, the creation of certain liens, certain asset sales transactions with subsidiaries and other affiliates and mergers and consolidations. The amount of imputed interest recorded in 1994, 1995 and 1996 was $7,385,000, $7,697,000 and $8,494,000, respectively and the amount of discount amortized for 1994, 1995 and 1996 amounted to $7,000, $12,000 and $30,000, respectively.

     A portion of the proceeds from the Offering were used to repurchase $6,103,000 accreted balance of the Debentures at a price equal to $5,789,000, or approximately 95% of the accreted amount.

     The fair value of the Debentures, determined based on market quotes, was $80,364,000 at February 1, 1997.

     Finlay   was in  compliance  with all of  the  provisions of the  Notes and
     Debenture indentures as of and for the year ended February 1, 1997.

     The aggregate amounts of long-term debt payable in each of the five years in the period ending February 2, 2002 and thereafter are as follows:

                                                (in thousands)
                                                --------------
1997 ........................................   $          2
1998 ........................................         -
1999 ........................................         -
2000 ........................................         -
2001 ........................................         -
Thereafter ..................................        211,427
                                                -------------
                                                $    211,429
                                                =============

     Interest expense for 1994, 1995 and 1996 was  $28,514,000,  $29,859,000 and
$31,301,000, respectively. Interest income for the same periods was $26,000, $154,000 and $97,000, respectively.

NOTE 5 - SERIES C PREFERRED STOCK

     Concurrently with the consummation of the Recapitalization Transactions, the Company and Finlay Jewelry entered into a stock purchase agreement (the "1993 Stock Purchase Agreement") with the Lee/Desai Investors, pursuant to which the Lee/Desai Investors purchased from the Company the Lee/Desai Units consisting of an aggregate of 1,384,259 shares of Common Stock of the Company and 300,000 shares of

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - SERIES C PREFERRED STOCK (continued)

Series C Preferred Stock. The Common Stock issued to the Lee/Desai Investors as part of the Lee/Desai Units constituted 52.6% of the outstanding Common Stock of the Company on a fully diluted basis. The aggregate purchase price for the Lee/Desai Units, payable to the Company in cash at the closing, was $30 million, of which $10 million was allocated to the Common Stock of the Company and $20 million was allocated to the Series C Preferred Stock. Immediately prior to the Offering, as a result of the Series C Exchange, the holders of the Series C Preferred Stock exchanged all outstanding shares of Series C Preferred Stock for shares of Common Stock. In conjunction with the Series C Exchange, a $10,000,000 nonrecurring noncash charge representing the difference between the liquidation value and the carrying value of the Series C Preferred Stock was recorded, decreasing Net income (loss) applicable to common shares in 1995. See Note 1.
Dividends   accrued  in  1994  and  1995  totalled   $3,332,000   and  $717,000,
respectively.

NOTE 6 - STOCKHOLDERS' EQUITY

     The Company's Long Term Incentive Plan (the "Incentive Plan") permits the Company to grant to officers and other key employees of the Company and its subsidiaries and consultants and other persons who are deemed to render significant services to the Company or its subsidiaries, as well as directors of the Company (other than members of the Compensation Committee), the following:
(i) stock options,  (ii) stock appreciation rights in tandem with stock options,
(iii) limited rights in tandem with stock options, (iv) restricted or nonrestricted share awards, (v) performance units or (vi) any combination of the foregoing. Under the Incentive Plan, the Company may grant stock options which are either incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-incentive stock options. An aggregate of 663,486 shares of Common Stock of the Company has been reserved for issuance pursuant to the Incentive Plan.

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock- Based Compensation," which became effective in 1996. As permitted by the Statement, the Company has elected to continue to account for stock-based compensation using the intrinsic value method. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had the fair value method of accounting been applied to the Company's stock option plans, which requires recognition of compensation cost ratably over the vesting period of the stock options, net income would have been reduced by $228,000, or $0.03 per share, in 1995 and $219,000, or $0.03 per share, in 1996.
This pro forma impact only reflects options granted since the beginning of 1995 and therefore the resulting compensation cost may not be representative of that to be expected in future years.

     The fair value of options granted in 1995 and 1996 was estimated using the Black-Scholes option-pricing model based on the weighted average market price at the grant date of $13.67 in 1995 and $13.56 in 1996 and the following weighted average assumptions: risk free interest rate of 6.89% and 6.67% for 1995 and 1996, respectively, expected life of seven years for 1995 and 1996 and volatility of 35.10% for 1995 and 1996. The weighted average fair value of options granted in 1995 and 1996 was $7.02 and $6.88, respectively.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - STOCKHOLDERS' EQUITY (continued)

     The following summarizes the transactions pursuant to the Company's Incentive Plan for 1994, 1995 and 1996:

                                          1994                              1995                                 1996
                             -------------------------------    -----------------------------    ---------------------------------
                               Number of         Wtd. Avg.       Number of        Wtd. Avg.         Number of          Wtd. Avg.
                                Options          Ex. Price        Options         Ex. Price          Options           Ex. Price
                             -------------      ------------    ------------     ------------    ---------------      ------------
Outstanding at beginning
     of year...............      365,323        $     7.87         396,821       $     9.11            545,834        $    11.61
Granted....................       72,262             14.29         264,505            13.67             21,333             13.56
Exercised..................      -                  -              (41,284)            7.23           (27,826)              7.23
Forfeited..................      (40,764)             7.23         (74,208)            8.00           (15,574)             11.45
                             -------------      ------------    ------------     ------------    ---------------      ------------
Outstanding at end of year       396,821              9.11         545,834            11.61            523,767             11.93
                             =============      ============    ============     ============    ===============      ============
Exercisable at end of year        57,439        $     8.04         113,970       $     9.73            207,122        $    10.94


     The options outstanding at February 1, 1997 have exercise prices between $7.23 and $18.06, with a weighted average exercise price of $11.93 and a weighted average remaining contractual life of 7.61 years. Options generally vest in five years and expire in ten years from date of grant.

     Upon the commencement of his employment, a senior officer of the Company purchased 138,525 shares of Common Stock (the "Purchased Shares"), at a price of $7.23 per share. The aggregate purchase price of these shares was paid in the form of a note issued to the Company in the amount of $1,001,538. The note is secured by the Purchased Shares and certain proceeds from sale of the Purchased Shares or any distribution paid on or with respect to the Purchased Shares. Interest accrues on the unpaid balance of the note at a rate equal to 7.92% per annum, compounded annually. In the event of termination of employment, the Purchased Shares (together with vested options and shares issued upon exercise of vested options ("Option Shares")) are subject to certain call rights and the Option Shares are additionally subject to certain put rights. In the event the Company does not exercise its call rights, the rights may be exercised by the Lee Investors and the Desai Investors, pro rata based on their respective ownership of Common Stock. The Purchased Shares and Option Shares are subject to certain restrictions on transfer. As a result of the terms of the note, the amount of the note is reflected as a reduction to equity and is reflected in the Company's Consolidated Balance Sheets as Note receivable from stock sale. The Company recorded $650,000 of compensation expense in 1994 representing the excess of the fair market value over the purchase price of these shares.

     In connection with and prior to the Offering and the related transactions, the Board of Directors and shareholders approved a change in the Company's capital stock to authorize 25,000,000 shares of Common Stock, par value $.01 per share. On March 7, 1995, the Company effected a two-for-three stock combination of its issued and outstanding Common Stock (the "Reverse Stock Split"). Stockholders' equity has been retroactively restated to reflect the impact of the Reverse Stock Split.

NOTE 7 - LEASE AGREEMENTS

     Finlay conducts substantially all of its operations as leased departments in department stores. All of these leases, as well as rentals for office space and equipment, are accounted for as operating leases. A substantial number of such operating leases expire on various dates through 2008.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LEASE AGREEMENTS (continued)

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

     The store leases provide for the payment of fees based on sales, plus, in some instances, installment payments for fixed assets. Lease expense, included in Selling, general and administrative expenses, is as follows:

                                                   Year Ended
                                  -------------------------------------------
                                   January 28,     February 3,    February 1,
                                      1995            1996           1997
                                  ------------    ------------   ------------
Minimum fees.................     $     8,606     $    10,555    $    6,188
Contingent fees..............          80,211          94,679       103,319
                                  ------------    ------------   ------------
     Total    ...............     $    88,817     $   105,234    $  109,507
                                  ============    ============   ============




     Future minimum payments under noncancellable operating leases having initial or remaining noncancellable lease terms in excess of one year are as follows:

                                               (in thousands)
                                               --------------
     1997 ...................................  $      9,732
     1998 ...................................         3,876
     1999 ...................................         3,368
     2000 ...................................         2,978
     2001 ...................................         2,417
     Thereafter..............................        13,089
                                               --------------
Total minimum payments required..............  $     35,460
                                               ==============


     Minimum payments shown above have not been reduced by minimum sublease payments of $260,000 due in the future under noncancellable subleases.

NOTE 8 - PENSION PLANS

     Finlay maintains a defined contribution profit-sharing plan to provide retirement benefits for all personnel. This plan provides for company matching contributions of $.25 for each $1.00 of employee contribution, up to 5% of the employee's salary, as limited by the Code. Additionally, Finlay contributes 2% of the employees' earnings annually, as limited by the Code. Vesting in Finlay's contributions begins upon completion of three years of employment and accrues at the rate of 20% per year.

     Finlay also provides fixed retirement benefits for certain former employees not covered by existing pension plans. The estimated liability for such benefits has been accrued for in these financial statements and is reflected as components of Other accrued liabilities and Other non-current liabilities.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - PENSION PLANS (continued)

     The cost of the  defined  contribution  plan  maintained  by Finlay and the
retirement  benefits  for  certain  former  employees   aggregated   $1,603,000,
$1,728,000 and $1,753,000 for 1994, 1995 and 1996, respectively.

NOTE 9 - INCOME TAXES

     For income tax reporting purposes, the Company has an October 31 year end. The Company files a consolidated Federal income tax return with its wholly owned subsidiary, Finlay Jewelry and its wholly owned subsidiaries.

     Deferred income taxes at year end reflect the impact of temporary differences between amounts of assets and liabilities for financial and tax reporting purposes.

     Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities at year end are as follows:

                                                                                           Year Ended
                                                                                ----------------------------
                                                                                 February 3,     February 1,
                                                                                    1996           1997
                                                                                ------------    ------------
                                                                                     (in thousands)
Deferred Tax Assets
     Uniform inventory capitalization.......................................    $     3,154     $     3,462
     Expenses not currently deductible......................................          4,398           4,074
     ITC carryover..........................................................          1,100           1,100
     AMT credit.............................................................            566             566
     Deferred financing costs-current.......................................            200             203
                                                                                ------------    ------------
                                                                                      9,418           9,405
     Valuation allowance....................................................          1,200           1,200
                                                                                ------------    ------------
              Total current.................................................          8,218           8,205
                                                                                ------------    ------------
     Imputed interest on Debentures.........................................          6,433           9,407
     Deferred financing costs-non-current...................................            606             371
                                                                                ------------    ------------
              Total non-current.............................................          7,039           9,778
                                                                                ------------    ------------
                   Total deferred tax assets................................         15,257          17,983
                                                                                ------------    ------------

Deferred Tax Liabilities
     LIFO inventory valuation...............................................          9,054           9,014
                                                                                ------------    ------------
              Total current.................................................          9,054           9,014
                                                                                ------------    ------------
     Depreciation...........................................................          6,050           7,029
                                                                                ------------    ------------
              Total non-current.............................................          6,050           7,029
                                                                                ------------    ------------
                   Total deferred tax liabilities...........................         15,104          16,043
                                                                                ------------    ------------
                       Net deferred income tax assets ......................    $       153     $     1,940
                                                                                ============    ============

              Net current deferred income tax liabilities...................    $      (836)    $      (809)
              Net non-current deferred income tax assets....................            989           2,749
                                                                                ------------    ------------
                     Net deferred income tax assets.........................    $       153     $     1,940
                                                                                ============    ============

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES (continued)

     The components of income tax expense are as follows:


                                                                                 Year Ended
                                                                 -----------------------------------------------
                                                                  January 28,       February 3,     February 1,
                                                                     1995              1996            1997
                                                                 ------------      ------------     ------------
Current domestic taxes................................           $     9,009       $   10,174       $   11,777
Current foreign taxes.................................                   449            1,238            1,045
Deferred taxes........................................                (4,178)          (2,069)          (1,787)
                                                                 ------------      ------------     ------------
                                                                 $     5,280       $    9,343       $   11,035
                                                                 ============      ============     ============

     A reconciliation of the income tax provision computed by applying the federal statutory rate to Income (loss) before income taxes to the Provision for income taxes on the accompanying Consolidated Statements of Operations is as follows:

                                                                                 Year Ended
                                                                 -----------------------------------------------
                                                                  January 28,       February 3,     February 1,
                                                                     1995              1996            1997
                                                                 ------------      ------------     ------------
Federal Statutory Provision.............................         $    2,804        $    8,258       $    7,977
Foreign taxes...........................................                449             1,238            1,045
State tax, net of federal benefit.......................              1,232             1,688            1,857
Non-deductible amortization.............................              1,037             1,037            1,037
Life insurance proceeds.................................              -                (1,750)          -
Benefit of foreign tax credit...........................               (449)           (1,238)          (1,045)
Other...................................................                207               110              164
                                                                 ------------      ------------    -------------
Provision for income taxes..............................         $    5,280        $    9,343      $    11,035
                                                                 ============      ============    =============

     Section 382 of the Code restricts utilization of net operating loss carryforwards ("NOLs") after an ownership change exceeding 50%. Such utilization is generally restricted to an annual limit computed by applying the federal long-term tax exempt rate to the fair market value of the stock of the company immediately prior to the time of the ownership change. As a result of the Recapitalization Transactions, a change in ownership of the Company exceeding 50% occurred within the meaning of Section 382 of the Code. Similar restrictions will apply to other carryforwards. Consequently, there is a material limitation on the annual utilization of the Company's net operating loss and other carryforwards which requires a deferral or loss of the utilization of such carryforwards. The IRS permits taxpayers who obtain a private letter ruling to close their books at the change of ownership date and to offset pre-Change of Control income by the NOL available to that year, regardless of the annual limitation. The Company has received such a ruling and, as a result, at October 31, 1996, has a NOL carryforward for tax purposes of $14,000,000 which is subject to an annual limit of approximately $2,000,000 per year, of which $10,000,000 expires in 2004 and $4,000,000 expires in 2005. At October 31, 1996, the Company had Investment Tax Credit ("ITC") carryovers of approximately $1,100,000, of which $150,000 expires in 1997, $649,000 in 1998, $264,000 in
1999 and $37,000 in 2000. At October 31, 1996, the Company also had Alternative Minimum Tax Credit ("AMT") carryovers of $566,000 which may be used indefinitely to reduce federal income taxes.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES (continued)

     SFAS No. 109 "Accounting for Income Taxes," requires that the tax benefit of such NOLs and tax credits be recorded as an asset to the extent that management assesses the utilization to be "more likely than not". As the accompanying Consolidated Financial Statements include profits earned after the tax year end at October 31, (the profit of the Christmas selling season), for financial reporting purposes only, the NOL carryforward has been absorbed in full and no NOL carryfoward exists as of February 1, 1997. Management determined at February 1, 1997, that based upon the Company's history of operating earnings and its expectations for the future, no change to the valuation allowance is warranted.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

     The Company, from time to time, is involved in litigation concerning its business affairs. Management believes that the resolution of all pending litigation will not have a material adverse effect on the financial statements.

     The Company has employment agreements with two senior members of management which provide for minimum salary levels as well as incentive compensation based on meeting specific financial goals. Such agreements have remaining terms of one year and have a remaining aggregate minimum value of approximately $1,400,000 as of February 1, 1997.

     The credit agreement with G.E. Capital, the Gold Consignment Agreement with RIHT and the indenture relating to the Notes restrict distributions from Finlay Jewelry to the Company to 0.25% of Finlay Jewelry's net sales for the preceding fiscal year. During 1996, dividends of $1,636,000 were declared and $818,000 was distributed to the Company. During 1995, dividends of $1,380,000 were declared and $1,810,000 was distributed to the Company. During 1994, dividends of $984,000 were declared and $738,000 was distributed to the Company.

     The Company's concentration of credit risk consists principally of accounts receivable. The Company believes that the risk associated with these receivables, other than those from department store groups indicated in the last paragraph of Note 2, would not have a material adverse effect on the Company's financial position or results of operations.

     The Company is committed to expend a total of approximately $10,000,000 for the completion of a 75,000 square foot distribution and warehouse facility in Orange, Connecticut, of which approximately half has been disbursed during 1996. Expenditures included the purchase of machinery and equipment, construction costs and the purchase and installation of computer systems.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table summarizes the quarterly financial data for 1994, 1995 and 1996 (in thousands):


                                                                     Year Ended January 28, 1995
                                                      ---------------------------------------------------
                                                        First         Second        Third      Fourth
                                                       Quarter        Quarter      Quarter    Quarter(c)
                                                      ---------     -----------  ----------  ------------
Sales.....................................            $ 93,858      $  109,209   $ 109,657   $  239,366
Gross margin..............................              49,087          56,973      57,697      127,070
Net income (loss).........................              (5,661)         (3,344)     (3,376)      15,112
Net income (loss) per share
   applicable to common shares (a)........               (2.87)          (1.85)      (1.87)        6.26


                                                                     Year Ended February 3, 1996
                                                      ---------------------------------------------------
                                                         First        Second       Third       Fourth
                                                       Quarter(b)    Quarter(c)   Quarter      Quarter
                                                      -----------   -----------  ----------  ------------
Sales.....................................            $  112,716    $  135,428   $ 132,058   $  274,289
Gross margin..............................                58,875        70,327      68,773      142,487
Net income (loss).........................                (5,381)        3,171      (2,760)      19,221
Net income (loss) per share                                (4.36)         0.42       (0.37)        2.55
   applicable to common shares (a)........


                                                                     Year Ended February 1, 1997
                                                     ----------------------------------------------------
                                                        First         Second         Third      Fourth
                                                       Quarter        Quarter       Quarter     Quarter
                                                     ------------   -----------  ----------  ------------
Sales.....................................           $   130,719    $  137,188   $ 136,140   $  281,227
Gross margin..............................                66,681        71,343      70,360      146,590
Net income (loss).........................                (4,400)       (1,567)     (2,637)      20,361
Net income (loss) per share                                (0.59)        (0.21)      (0.35)        2.67
   applicable to common shares (a)........

---------------------------
(a) Net income (loss) per share for each quarter is computed as if each quarter were a discrete period. As such, the total of the four quarters Net income
     (loss) per share does not necessarily equal the net income (loss) per share for the year.

(b) The first quarter of 1995 includes a $10,000,000 non-recurring, non-cash charge relating to the conversion of the Series C Preferred Stock. See Note 5.

(c) The fourth quarter of 1994 includes $5,144,000, on a pre-tax basis, of expenses related to the management transition and consulting expense. The second quarter of 1995 includes proceeds of $5,000,000 from a life insurance policy maintained on a senior executive.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - ACQUISITIONS

     On October 28, 1994, Finlay Jewelry completed the acquisition of Societe Nouvelle d'Achat de Bijouterie - S.O.N.A.B. ("Sonab"), a French company operating 95 leased jewelry departments and three free standing locations, all in France from Galeries Lafayette. The leased fine jewelry departments operate in department stores such as Galeries Lafayette, Nouvelles Galeries and Bazar De L'Hotel de Ville. Simultaneously with the acquisition of Sonab, G.E. Capital agreed to provide additional financing by increasing Finlay's Revolving Credit Facility by $25,000,000, from $110,000,000 to $135,000,000. The acquisition was recorded under the purchase method of accounting. The Sonab acquisition required approximately $11,000,000 primarily for the purpose of repaying existing intercompany loans to Galeries Lafayette, as well as an outstanding gold credit line. Finlay Jewelry paid approximately $356,000 for the common stock of Sonab. Goodwill associated with this transaction was not significant.

     The following summarized, unaudited pro forma combined results of operations for the years ended January 29, 1994 and January 28, 1995 have been prepared assuming the acquisition of Sonab occurred at the beginning of the respective periods. The pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined company (dollars in thousands, except per share data):

                                                    Year Ended
                                      ---------------------------------
                                       January 29,        January 28,
                                          1994               1995
                                      -------------      -------------
Sales............................     $   530,676        $   572,965
Net income (loss)................          (9,287)             3,356
Net income (loss) per share......           (6.39)              0.01


NOTE 13 - UNAUDITED PRO FORMA AND SUPPLEMENTAL FINANCIAL INFORMATION

     The following table presents the calculation of pro forma earnings per share data for the fiscal years ended January 28, 1995 and February 3, 1996. The pro forma consolidated financial information gives effect to the Offering and related transactions as if such transactions had occurred at the beginning of the respective periods. The pro forma consolidated financial information excludes for 1994, $5.1 million of management transition and consulting expense and for 1995 proceeds of $5.0 million from a life insurance policy Finlay maintained on a senior executive. Net income (loss) was derived by adjusting the historical amounts to reflect interest expense on the adjusted debt structure and the elimination of the management transition and consulting expense as well as the life insurance proceeds and the related income tax effects thereon.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - UNAUDITED PRO FORMA AND SUPPLEMENTAL FINANCIAL INFORMATION
                (continued)



In thousands, except share and
per share amounts

                                                                                          Year Ended
                                                                                -------------------------------
                                                                                 January 28,       February 3,
                                                                                    1995              1996
                                                                                -------------     -------------
Net income (loss) applicable to common shares per
     Consolidated Statements of Operations.......................               $      (601)       $    3,534
Add:     Dividends and amortization of discount on
         Preferred Stock and accretion on conversion of
         Preferred Stock.........................................                     3,332            10,717
Add:     Interest expense reduction, net of tax, as a result
         of the adjusted debt structure..........................                     1,753               474
Add:     Management transition and consulting expense,
         net of tax..............................................                     3,009             -
Less:    Eliminate life insurance proceeds.......................                    -                 (5,000)
                                                                                -------------     -------------
Pro forma net income (loss)......................................               $     7,493       $     9,725
                                                                                =============     =============

Weighted average shares:
Weighted average shares - Common (1).............................                 2,256,107         2,294,514
Common shares - Offering (2).....................................                 2,500,000         2,500,000
Common shares - Series C Exchange (3)............................                 2,530,583         2,581,784
Common stock equivalent pursuant to APB 15 (4)...................                   215,667           181,163
                                                                                -------------     -------------
Total weighted average shares....................................                 7,502,357         7,557,461
                                                                                =============     =============
Net income (loss) per share applicable to common shares..........               $      1.00       $      1.29
                                                                                =============     =============

--------------------------
(1) The weighted average shares outstanding are based on the number of shares of Common Stock issued and outstanding after reflecting the Reverse Stock Split as if such split occurred on January 30, 1994.
(2)  Shares of Common Stock sold in connection with the Offering.
(3)  Shares of Common Stock issued in connection with the Series C Exchange.
(4) In accordance with APB Opinion No. 15, the common stock equivalents were calculated by applying the treasury stock method, and limiting the number of shares of Common Stock obtainable upon exercise of outstanding options and warrants in the aggregate to 20% of the number of shares outstanding at the end of the period for which the computation is being made.

     Excluding the effect of the reduction in the Revolving Credit Facility and the interest rate reduction on the Revolving Credit Facility and including the effect of the management transition and consulting expense and the proceeds from life insurance, Net income (loss) per share applicable to common shares, on a supplemental basis, for 1994 and 1995 would have been $0.43 and $1.95, respectively.