Form 10-Q
period 1997-11-01
FINLAY ENTERPRISES INC /DE
filed 1997-12-16
CIK 878731

--------------------------------------------------------------------------------




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


          X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended    November 1, 1997
                                                 ----------------

                                       or

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from _______ to _____

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

                                         (212) 808-2060
                       ------------------------------------------------
                     (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X          No
                              ----            -----
As of December 15, 1997, there were 9,778,716 shares of common stock, par value $.01 per share, of the Registrant outstanding.

                            FINLAY ENTERPRISES, INC.

                                    FORM 10-Q

                     QUARTERLY PERIOD ENDED NOVEMBER 1, 1997

                                      INDEX


                                                                        PAGE(S)

PART I - FINANCIAL INFORMATION

 Item 1.  Consolidated Financial Statements (Unaudited)

          Consolidated Statements of Operations for the thirteen weeks and thirty-nine weeks ended November 2, 1996 and November 1, 1997.......1

          Consolidated Balance Sheets as of February 1, 1997 and
          November 1, 1997....................................................3

          Consolidated Statements of Changes in Stockholders' Equity for the year ended February 1, 1997 and thirty-nine weeks ended
          November 1, 1997....................................................4

          Consolidated Statements of Cash Flows for the thirteen weeks and thirty-nine weeks ended November 2, 1996 and November 1, 1997.......5

          Notes to Consolidated Financial Statements..........................7

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations......................11


PART II - OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K...................................17


SIGNATURES  .................................................................19

PART I - FINANCIAL INFORMATION
  Item 1.  Consolidated Financial Statements



                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (Unaudited)




                                                                     Thirteen Weeks Ended
                                                                 -----------------------------
                                                                  November 2,      November 1,
                                                                     1996             1997
                                                                 ------------     ------------
Sales......................................................      $   136,140       $  148,770
Cost of sales..............................................           65,780           71,663
                                                                 ------------      -----------
   Gross margin............................................           70,360           77,107
Selling, general and administrative expenses...............           63,255           70,086
Depreciation and amortization..............................            2,739            3,022
                                                                 ------------     ------------
   Income (loss) from operations...........................            4,366            3,999
Interest expense, net......................................            8,177            9,149
                                                                 ------------     ------------
   Income (loss) before income taxes.......................           (3,811)          (5,150)
Provision (credit) for income taxes........................           (1,174)          (1,900)
                                                                 ------------     ------------
   Net income (loss).......................................      $    (2,637)     $    (3,250)
                                                                 ============     ============
Net income (loss) per share applicable to common shares....      $     (0.35)     $     (0.42)
                                                                 ============     ============
Weighted average shares outstanding........................        7,481,375        7,806,614
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

                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (Unaudited)




                                                                    Thirty-Nine Weeks Ended
                                                                 ------------------------------
                                                                  November 2,      November 1,
                                                                     1996             1997
                                                                 -------------    -------------
Sales......................................................      $    404,047     $    431,422
Cost of sales..............................................           195,663          209,497
                                                                 -------------    -------------
   Gross margin............................................           208,384          221,925
Selling, general and administrative expenses...............           189,424          201,677
Depreciation and amortization..............................             8,123            8,714
                                                                 -------------    -------------
   Income (loss) from operations...........................            10,837           11,534
Interest expense, net......................................            23,422           25,297
                                                                 -------------    -------------
   Income (loss) before income taxes.......................           (12,585)         (13,763)
Provision (credit) for income taxes........................            (3,981)          (4,909)
                                                                 -------------    -------------
   Net income (loss).......................................      $     (8,604)    $     (8,854)
                                                                 =============    =============
Net income (loss) per share applicable to common shares....      $      (1.15)    $      (1.16)
                                                                 =============    =============
Weighted average shares outstanding........................         7,481,182        7,601,036
                                                                 =============    =============












     The accompanying notes are an integral part of these consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                   (Unaudited)
                                                                  February 1,      November 1,
                                                                      1997            1997
                                                                 -------------    -------------
                                     ASSETS
        Current assets
  Cash and cash equivalents...................................   $     20,846     $     11,334
  Accounts receivable department stores.......................         15,362           33,294
  Other receivables...........................................          4,350           10,534
  Merchandise inventories.....................................        222,445          312,832
  Prepaid expenses and other..................................          1,437            2,915
                                                                 -------------    -------------
     Total current assets.....................................        264,440          370,909
                                                                 -------------    -------------
Fixed assets
  Equipment, fixtures and leasehold improvements..............         73,223           92,719
  Less - accumulated depreciation and amortization............         21,423           27,232
                                                                 -------------    -------------
     Fixed assets, net........................................         51,800           65,487
                                                                 -------------    -------------
Deferred charges and other assets.............................          9,770           13,866
Goodwill......................................................         95,263          106,299
                                                                 -------------    -------------
     Total assets.............................................   $    421,273     $    556,561
                                                                 =============    =============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Notes payable...............................................   $      -         $    170,196
  Current portion of long-term debt...........................              2                3
  Accounts payable - trade....................................        133,252           70,963
  Accrued liabilities:
      Accrued salaries and benefits...........................         15,061           12,130
      Accrued miscellaneous taxes.............................          4,148            5,108
      Accrued insurance.......................................            762              791
      Accrued interest........................................          3,833            8,203
      Accrued management transition and consulting............          1,787            1,247
      Other...................................................         15,124           16,352
  Income taxes payable........................................         12,046            2,082
  Deferred income taxes.......................................            809              335
                                                                 -------------    -------------
      Total current liabilities...............................        186,824          287,410
Long-term debt................................................        211,427          218,483
Other non-current liabilities.................................            517              502
                                                                 -------------    -------------
      Total liabilities.......................................        398,768          506,395
                                                                 -------------    -------------
Stockholders' equity
  Common Stock, par value $.01 per share; authorized
     25,000,000 shares; issued and outstanding
     7,558,838 and 9,766,449 shares, respectively                          76               98
  Additional paid-in capital..................................         47,725           85,953
  Distributions to investor group in excess of carryover
     basis....................................................        (24,390)         (24,390)
  Note receivable from stock sale.............................         (1,001)          (1,001)
  Retained earnings (deficit).................................          3,145           (5,709)
  Foreign currency translation adjustment.....................         (3,050)          (4,785)
                                                                 -------------    -------------
                                                                       22,505           50,166
                                                                 -------------    -------------
      Total liabilities and stockholders' equity..............   $    421,273     $    556,561
                                                                 =============    =============

     The accompanying notes are an integral part of these consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (in thousands, except share data)




                                       Common Stock               Distribution to    Note                   Foreign
                                     ----------------- Additional  investor group  Receivable   Retained     Currency       Total
                                       Number           Paid-in     in excess of      from      Earnings   Translation Stockholders'
                                     of shares  Amount  Capital   carryover basis  Stock Sale   (Deficit)   Adjustment    Equiity
                                     ----------  ------ --------- ---------------  ----------- ----------  ------------ ------------
Balance, February 3, 1996........     7,524,356  $ 75   $ 47,459   $   (24,390)     $  (1,001)  $  (8,612)    $  (747)    $  12,784
  Net income (loss)..............        -         -        -             -               -        11,757         -          11,757
  Foreign currency translation
    adjustment...................        -         -        -             -               -          -         (2,303)       (2,303)
  Exercise of stock options......        34,482     1        266          -               -          -            -             267
                                      ---------  ------ --------- ---------------  ----------- ----------  ------------ ------------
Balance, February 1, 1997........     7,558,838    76     47,725       (24,390)        (1,001)      3,145      (3,050)       22,505
  Net income (loss)..............        -         -        -             -               -        (8,854)        -          (8,854)
  Foreign currency translation
      adjustment.................        -         -        -             -               -          -         (1,735)       (1,735)
  Issuance of Common Stock.......     2,196,971    22     38,102          -               -          -            -          38,124
  Exercise of stock options......        10,640    -         126          -               -          -            -             126
                                      ---------  ------ --------- ---------------  ----------- ----------  ------------ ------------
Balance, November 1, 1997 (Unaudited) 9,766,449  $ 98   $ 85,953   $   (24,390)     $  (1,001)  $ (5,709)   $  (4,785)   $   50,166
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

                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)



                                                                                     Thirteen Weeks Ended
                                                                                 ------------------------------
                                                                                   November 2,     November 1,
                                                                                     1996             1997
                                                                                 -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss).......................................................       $     (2,637)    $     (3,250)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization...........................................              3,047            3,336
  Imputed interest on debentures..........................................              2,122            2,385
  Other, net..............................................................               (695)            (510)
  Changes in operating assets and liabilities, net of effects from purchase of Diamond Park assets(Note 6):
      Increase in accounts and other receivables..........................               (513)          (6,313)
      Increase in merchandise inventories.................................            (40,535)         (44,811)
      (Increase) decrease in prepaid expenses and other...................              1,298              (49)
      Increase in accounts payable and accrued liabilities................             21,205           26,574
                                                                                 -------------    -------------
        NET CASH USED IN OPERATING ACTIVITIES.............................            (16,708)         (22,638)
                                                                                 -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and leasehold improvements.............             (5,254)          (6,829)
  Payment for purchase of Diamond Park assets.............................             -               (57,642)
  Other, net..............................................................               (152)             (90)
                                                                                 -------------    -------------
        NET CASH USED IN INVESTING ACTIVITIES.............................             (5,406)         (64,561)
                                                                                 -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility.................................            116,104          162,478
  Principal payments on revolving credit facility.........................            (94,070)        (103,804)
  Capitalized financing costs.............................................            -                 (1,954)
  Net proceeds from public offering of common stock.......................            -                 38,124
  Other, net..............................................................                 31               (1)
                                                                                 -------------    -------------
        NET CASH PROVIDED FROM FINANCING ACTIVITIES.......................             22,065           94,843
                                                                                 -------------    -------------
        EFFECT OF EXCHANGE RATE CHANGES ON CASH...........................                (30)             237
                                                                                 -------------    -------------
        INCREASE (DECREASE) IN CASH AND CASH
          EQUIVALENTS.....................................................                (79)           7,881
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD............................              1,731            3,453
                                                                                 -------------    -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD..................................       $      1,652     $     11,334
                                                                                 =============    =============
Supplemental disclosure of cash flow information:
  Interest paid...........................................................       $      8,934     $      2,462
  Income taxes paid.......................................................              2,392            1,136



     The accompanying notes are an integral part of these consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)



                                                                                    Thirty-Nine Weeks Ended
                                                                                 -----------------------------
                                                                                  November 2,     November 1,
                                                                                     1996             1997
                                                                                 ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)........................................................      $    (8,604)    $     (8,854)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization............................................            9,042            9,651
  Imputed interest on debentures...........................................            6,244            7,019
  Other, net...............................................................           (1,211)          (1,461)
  Changes in operating assets and liabilities, net of effects from purchase of Diamond Park assets (Note 6):
      Increase in accounts and other receivables...........................          (16,035)         (24,580)
      Increase in merchandise inventories..................................          (53,500)         (46,957)
      Increase in prepaid expenses and other...............................             (344)            (724)
      Decrease in accounts payable and accrued liabilities.................          (47,188)         (75,079)
                                                                                 ------------     ------------
          NET CASH USED IN OPERATING ACTIVITIES............................         (111,596)        (140,985)
                                                                                 ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and leasehold improvements..............          (12,478)         (15,306)
  Payment for purchase of Diamond Park assets..............................            -              (57,642)
  Other, net...............................................................             (251)          (1,808)
                                                                                 ------------     ------------
          NET CASH USED IN INVESTING ACTIVITIES............................          (12,729)         (74,756)
                                                                                 ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility..................................          376,525          459,587
  Principal payments on revolving credit facility..........................         (276,546)        (289,391)
  Capitalized financing costs..............................................            -               (1,954)
  Net proceeds from public offering of common stock........................            -               38,124
  Other, net...............................................................               35              125
                                                                                 ------------     ------------
          NET CASH PROVIDED FROM FINANCING ACTIVITIES......................          100,014          206,491
                                                                                 ------------     ------------
          EFFECT OF EXCHANGE RATE CHANGES ON CASH..........................              (51)            (262)
                                                                                 ------------     ------------
          DECREASE IN CASH AND CASH EQUIVALENTS............................          (24,362)          (9,512)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.............................           26,014           20,846
                                                                                 ------------     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD...................................      $     1,652      $    11,334
                                                                                 ============     ============
Supplemental disclosure of cash flow information:
  Interest paid............................................................      $    19,407      $    13,010
  Income taxes paid........................................................            8,717            9,149


     The accompanying notes are an integral part of these consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Finlay Enterprises, Inc. (the "Company" or the "Registrant"), and its wholly owned subsidiary, Finlay Fine Jewelry Corporation and its wholly owned subsidiaries ("Finlay Jewelry"), have been prepared in accordance with generally accepted accounting principles for interim financial information. References to "Finlay" mean collectively, the Company, Finlay Jewelry and all predecessor businesses. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of November 1, 1997, and the results of operations and cash flows for the thirteen weeks and thirty-nine weeks ended November 2, 1996 and November 1, 1997. Due to the seasonal nature of the business, results for interim periods are not indicative of annual results. The unaudited consolidated financial statements have been prepared on a basis consistent with that of the audited consolidated financial statements as of February 1, 1997 referred to below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").

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

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Under SFAS No. 128, the presentation of both basic and diluted earnings per share is required on the statements of operations for periods ending after December 15, 1997, at which time restatement for prior periods will be necessary. Had the provisions of SFAS No. 128 been in effect during 1997, the Company would have reported basic net income (loss) per share of $(0.36) and $(0.42) for the thirteen weeks ended November 2, 1996 and November 1, 1997, respectively, and $(1.16) and $(1.18) for the thirty-nine week periods then ended, respectively. Under SFAS No. 128, diluted net income (loss) per share is equal to the net income (loss) per share currently disclosed by the Company.

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

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - MERCHANDISE INVENTORIES

 Merchandise inventories consisted of the following:

                                                                                   (Unaudited)
                                                                  February 1,      November 1,
                                                                      1997            1997
                                                                 ------------     ------------
                                                                        (in thousands)
  Jewelry goods - rings, watches and other fine jewelry
     (specific identification basis).........................    $   231,298      $   321,030
  Less:  Excess of specific identification cost over LIFO
     inventory value.........................................          8,853            8,198
                                                                 ------------     ------------
                                                                 $   222,445      $   312,832
                                                                 ============     ============

     The LIFO method had the effect of decreasing income (loss) before income taxes for the thirteen weeks ended November 2, 1996 by $208,000 and increasing income (loss) before income taxes for the thirteen weeks ended November 1, 1997 by $655,000. The effect of applying the LIFO method for the thirty-nine weeks ended November 2, 1996 and November 1, 1997 was to decrease income (loss) before income taxes by $599,000 and increase income (loss) before income taxes by $655,000, respectively. Finlay determines its LIFO inventory value by utilizing selected producer price indices published for jewelry and watches by the Bureau of Labor Statistics. Due to the application of APB Opinion No. 16, inventory valued at LIFO for income tax reporting purposes is approximately $22,000,000 lower than that for financial reporting purposes at February 1, 1997.

     Approximately  $194,276,000  and  $237,702,000  at  February  1,  1997  and
November 1, 1997, respectively, of merchandise received on consignment has been excluded from Merchandise inventories and Accounts payable- trade in the accompanying Consolidated Balance Sheets.

     The cost to Finlay of gold merchandise sold on consignment, which typically varies with the price of gold, is not fixed until the sale is reported to the vendor following the sale of the merchandise. Finlay frequently enters into futures contracts, based upon the anticipated sales of gold product, such as options or forwards, to hedge against the risk arising from those payment arrangements. Changes in the market value of futures contracts are accounted for as an addition to or reduction from the inventory cost. At November 2, 1996 and November 1, 1997, the gain/loss on open futures contracts was not material.

     In August 1995, Finlay Jewelry consummated a gold consignment agreement (the "Gold Consignment Agreement") with Rhode Island Hospital Trust National Bank ("RIHT"), which expires on February 28, 1998. The Gold Consignment Agreement enables Finlay Jewelry to receive merchandise by providing gold, or otherwise making payment, to certain vendors who currently supply Finlay with merchandise on consignment. While the merchandise involved remains consigned, the consignor and title to the gold content of the merchandise changes from the vendors to RIHT. As a result, such vendors have reduced their working capital requirements and associated financing costs. Consequently, Finlay has negotiated more favorable prices and terms with the participating vendors. Finlay Jewelry can obtain, pursuant to the Gold Consignment Agreement, up to the lesser of (i) 85,000 fine troy ounces or (ii) $25,000,000 worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At November 1, 1997, amounts outstanding under the Gold Consignment Agreement totaled 50,398 fine troy ounces, valued at approximately $15.7 million. For financial statement purposes, the consigned gold is not included in Merchandise inventories on the Company's consolidated balance sheet and therefore no related liability has been recorded.

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

     The store leases provide for the payment of fees based on sales, plus, in some instances, installment payments for fixed assets. Lease expense, included in Selling, general and administrative expenses, is as follows (unaudited):

                                                  Thirteen Weeks Ended              Thirty-Nine Weeks Ended
                                            ------------------------------        -----------------------------
                                              November 2,     November 1,          November 2,     November 1,
                                                  1996           1997                1996            1997
                                            -------------    -------------        -------------   -------------
                                                    (in thousands)                       (in thousands)
     Minimum fees................           $     1,290      $     1,935          $     3,727     $     5,745
     Contingent fees.............                20,476           22,201               60,918          63,906
                                            -------------    -------------        -------------   -------------
          Total..................           $    21,766      $    24,136          $    64,645     $    69,651
                                            =============    =============        =============   =============

NOTE 5 - STOCKHOLDERS' EQUITY

     On March 5, 1997, a senior officer of the Company received options under the Company's Long Term Incentive Plan (the "Incentive Plan") to purchase an aggregate of 139,719 shares of Common Stock at an exercise price of $14.00 per share. Such options vest and become exercisable on January 2, 2001.

     On March 6, 1997, the Board of Directors of the Company adopted the 1997 Long Term Incentive Plan ("1997 Plan"), which was approved by the Company's stockholders in June 1997. The 1997 Plan, which is similar to the Incentive Plan, is intended as a successor to the Incentive Plan and provides for the grant of the same types of awards as are currently available under the Incentive Plan. An aggregate of 350,000 shares of the Company's Common Stock have been reserved for issuance pursuant to the 1997 Plan, of which a total of 312,815 shares are subject to options granted to certain senior management, key employees and a director. The exercise price of such options range from $13.875 per share to $14.875 per share.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     On October 6, 1997, Finlay completed the previously announced acquisition of certain assets of the Diamond Park Fine Jewelers division of Zale Corporation ("Diamond Park"), a leading operator of departments, for approximately $63 million, which includes approximately $6 million for the purchase of additional inventory to be acquired in February 1998 and for the reimbursement of certain expenses to be incurred by the Zale Corporation. By acquiring Diamond Park, Finlay added 139 departments that had total sales of approximately $93 million for the twelve months ended February 1, 1997 and also added new host store relationships with Mercantile Stores, Marshall Field's and Parisian. Upon completion of the acquisition of Diamond Park (the "Diamond Park Acquisition"), the line of credit was further increased to $225,000,000 and permitted balances during the annual balance reduction period were further increased. Finlay financed the Diamond Park Acquisition with borrowings under the Revolving Credit Facility.

     On October 21, 1997, the Company completed a public offering (the "Offering") of 3,450,000 shares of its Common Stock, at a price of $19.00 per share, of which 2,196,971 shares were issued and sold by the Company. An additional 1,253,029 shares were sold by existing stockholders. The underwriters' over-allotment was exercised in full. Net proceeds to the Company from the Offering, after deducting the underwriting discount of $2,300,000 and expenses of approximately $1,300,000 incurred in connection with the Offering, were $38,100,000. The Company purchased inventory using the net proceeds and subsequently sold this inventory to Finlay Jewelry. Upon the receipt of payment for such inventory, the Company expects to use the funds for working capital, repayment of indebtedness or other general corporate purposes.

PART I - FINANCIAL INFORMATION
  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations


Results of Operations

     The following table sets forth operating results as a percentage of sales for the periods indicated:

Statement of Operations Data
(Unaudited)


                                                      Thirteen Weeks Ended         Thirty-Nine Weeks Ended
                                                   ---------------------------   ---------------------------
                                                    November 2,    November 1,    November 2,    November 1,
                                                       1996          1997            1996         1997
                                                   ------------   ------------   ------------   ------------
Sales............................................       100.0%         100.0%         100.0%         100.0%
Cost of sales....................................        48.3           48.2           48.4           48.6
                                                   ------------   ------------   ------------   ------------
    Gross margin.................................        51.7           51.8           51.6           51.4
Selling, general and administrative expenses.....        46.5           47.1           46.9           46.7
Depreciation and amortization....................         2.0            2.0            2.0            2.0
                                                   ------------   ------------   ------------   ------------
    Income (loss) from operations................         3.2            2.7            2.7            2.7
Interest expense, net............................         6.0            6.2            5.8            5.9
                                                   ------------   ------------   ------------   ------------
    Income (loss) before income taxes............        (2.8)          (3.5)          (3.1)          (3.2)
Provision (credit) for income taxes..............        (0.9)          (1.3)          (1.0)          (1.1)
                                                   ------------   ------------   ------------   ------------
    Net income (loss)............................        (1.9)%         (2.2)%         (2.1)%         (2.1)%
                                                   ============   ============   ============   ============


     Thirteen Weeks Ended November 1, 1997 Compared with Thirteen Weeks Ended November 2, 1996

     Sales. Sales for the thirteen weeks ended November 1, 1997 increased $12.6 million, or 9.3%, over the comparable period in 1996. Comparable department sales (departments open for the same months during comparable periods) increased 5.2%. Management attributes this increase in comparable department sales to the following Company initiatives: (i) introducing its "Key Item" and "Best Value" merchandising programs, which provide a targeted assortment of items at competitive prices; (ii) increasing focus on holiday and event-driven promotions as well as host store marketing programs; (iii) positioning the Company's departments as a "destination location' for fine jewelry; and (iv) implementing project PRISM (Promptly Reduce Inefficiencies and Sales Multiply), a management initiative designed to allow Finlay's sales associates more time for customer sales and service. Sales from the operation of net new departments (departments not included in comparable department sales) contributed $5.6 million, which included $6.3 million from the Diamond Park departments offset by the net effect and timing of department openings and closings. During the thirteen weeks ended November 1, 1997, Finlay opened 153 departments and closed three departments. The openings included 139 Diamond Park departments which were acquired on October 6, 1997. The remaining 14 openings and all of the closings were within existing store groups.

     Gross margin. Gross margin for the period increased by $6.7 million and, as a percentage of sales, gross margin increased by 0.1%. Excluding the effect of LIFO, gross margin as a percentage of sales decreased by 0.4%. The decrease is a result of management's efforts to increase market penetration and market share through its "Key Item" and "Best Value" programs, which produce higher sales volume and a slightly lower gross margin, on average, than other merchandise.

     Selling, general and administrative expenses. Selling, general and administrative expenses ("SG&A") increased $6.8 million, or 10.8%, due primarily to payroll expense and lease fees associated with the increase in the Company's sales, as well as certain duplicative payroll and other expenses incurred in conjunction with the commencement of the initial test phase of the Company's distribution and warehouse facility, which is expected to become fully operational in February 1998. As a percentage of sales, SG&A increased by 0.6%, but decreased slightly excluding the effect of the distribution and warehouse facility.

     Depreciation and amortization. Depreciation and amortization increased by $0.3 million, reflecting an increase in capital expenditures for the most recent twelve months, offset by the effect of certain assets becoming fully depreciated. This increase in fixed assets was due to the addition of new departments and the renovation of existing departments.

     Interest expense, net. Interest expense increased by $1.0 million reflecting an increase in average borrowings ($355.8 million for the period in 1997 compared to $306.6 million for the comparable period in 1996) primarily as a result of the timing of inventory receipts during the 1997 period, an increase in the outstanding balance of the Company's 12% Senior Discount Debentures due 2005 (the "Debentures") due to the accretion of interest, and the financing of the Diamond Park Acquisition. The increase in average borrowings was partially offset by a lower weighted average interest rate (9.8% for the 1997 period compared to 10.1% for the comparable period in 1996).

     Provision (credit) for income taxes. The income tax provision for the 1997 and 1996 periods reflects an effective tax rate of 41.5%.

     Net income (loss). The net loss of $3.3 million for the 1997 period was $0.6 million higher than the net loss of $2.6 million for the comparable period in 1996 as a result of the factors discussed above.

     Thirty-Nine Weeks Ended November 1, 1997 Compared with Thirty-Nine Weeks Ended November 2, 1996

     Sales. Sales for the thirty-nine weeks ended November 1, 1997 increased $27.4 million, or 6.8%, over the comparable period in 1996. Comparable department sales increased 5.5%. Management attributes this increase in comparable department sales primarily to the "Key Item" and "Best Value" merchandising programs and to the marketing initiatives discussed above. Sales from the operation of net new departments contributed $5.2 million, which included $6.3 million from the Diamond Park departments offset by the net effect and timing of department openings and closings. During the thirty-nine weeks ended November 1, 1997, Finlay opened 178 departments and closed nine departments. The openings included 139 Diamond Park departments which were acquired on October 6, 1997. The remaining 39 openings and all of the closings were within existing store groups.

     Gross margin. Gross margin for the period increased by $13.5 million but, as a percentage of sales, gross margin decreased by 0.2%. Excluding the effect of LIFO, gross margin as a percentage of sales decreased 0.4%. The decrease is a result of management's efforts to increase market penetration and market share through its "Key Item" and "Best Value" programs, which produce higher sales volume and a slightly lower gross margin, on average, than other merchandise.

     Selling, general and administrative expenses. SG&A increased $12.3 million, or 6.5%, due primarily to payroll expense and lease fees associated with the increase in the Company's sales as well as certain duplicative payroll and other expenses incurred in conjunction with the Company's distribution and warehouse facility discussed above. As a percentage of sales, SG&A decreased by 0.2% as a result of the leveraging of these expenses.

     Depreciation and amortization. Depreciation and amortization increased by $0.6 million, reflecting an increase in capital expenditures for the most recent twelve months, offset by the effect of certain assets becoming fully depreciated. This increase in fixed assets was due to the addition of new departments and the renovation of existing departments.

     Interest expense, net. Interest expense increased by $1.9 million reflecting an increase in average borrowings ($325.9 million for the period in 1997 compared to $286.4 million for the comparable period in 1996) primarily as a result of the timing of inventory receipts during the 1997 period, an increase in the outstanding balance of the Debentures due to the accretion of interest, and the financing of the Diamond Park Acquisition. The increase in average borrowings was partially offset by a lower weighted average interest rate (10.0% for the 1997 period compared to 10.2% for the comparable period in 1996).

     Provision (credit) for income taxes. The income tax provision for the 1997 and 1996 periods reflects an effective tax rate of 41.5%.

     Net income (loss). The net loss of $8.9 million for the 1997 period was $0.3 million higher than the net loss of $8.6 million for the comparable period in 1996 as a result of the factors discussed above.

Liquidity and Capital Resources

     Finlay's primary capital requirements are for funding working capital for new departments and for working capital growth of existing departments and, to a lesser extent, capital expenditures for opening new departments and renovating existing departments. For the thirty-nine weeks ended November 2, 1996 and November 1, 1997, capital expenditures totaled $12.5 million and $15.3 million, respectively. For 1996, capital expenditures totaled $17.5 million, which included initial construction costs relating to the Company's distribution and warehouse facility. Capital expenditures for 1997, in total, are estimated to be approximately $19.0 million. Although capital expenditures are limited by the terms of the Revolving Credit Facility, to date this limitation has not precluded the Company from satisfying its capital expenditure requirements.

     Finlay's operations substantially preclude consumer receivables and in recent years, on average, approximately 50% of Finlay's domestic merchandise has been carried on consignment. Accordingly, management believes that relatively modest levels of working capital are required in comparison to many other retailers. The Company's working capital balance was $83.5 million at November 1, 1997, an increase of $5.9 million from February 1, 1997. The increase resulted from the net proceeds to the Company from the Offering, which was partially offset by an increase in non-current assets relating to the Diamond Park Acquisition, capital expenditures and the impact of the interim net loss exclusive of depreciation and amortization. Based on the seasonal nature of Finlay's business, working capital requirements and therefore borrowings under the Revolving Credit Facility can be expected to increase on an interim basis during the first three quarters of any given fiscal year. See "- Seasonality."

     The seasonality of Finlay's business causes working capital requirements to reach their highest level in the months of October and November in anticipation of the year-end holiday season. Accordingly, Finlay experiences seasonal cash needs as inventory levels peak. The Revolving Credit Facility provides Finlay with a line of credit of up to $225.0 million to finance seasonal cash and other working capital needs. The Revolving Credit Facility will initially bear interest at a rate equal to, at Finlay's option, (i) the Index Rate (as defined in the Revolving Credit Facility) plus 0.5% or (ii) adjusted LIBOR plus 1.5%. Commencing in 1998, the Revolving Credit Facility will bear interest at a rate equal to, at Finlay's option, (i) the Index Rate plus a margin ranging from zero to 1.00% or (ii) adjusted LIBOR plus a margin ranging from 1.00% to 2.00%, in each case depending on the financial performance of the Company. Pursuant to the indenture relating to the Debentures (the "Debenture Indenture"), the Company has pledged all of the issued and outstanding shares of capital stock of Finlay Jewelry for the benefit of the Debenture holders. Pursuant to the agreement relating to the Revolving Credit Facility (the

"Revolving Credit Agreement"), Finlay Jewelry has pledged or caused to be pledged all of the issued and outstanding capital stock (or other equity securities) of each of its direct and indirect subsidiaries (including Sonab Holdings, Inc., Sonab International, Inc. and Sonab) for the benefit of the lenders under the Revolving Credit Facility.

     Pursuant to the Revolving Credit Agreement, Finlay is required to reduce the balance of the Revolving Credit Facility in each year to $50.0 million or less for a 30 consecutive day period (the "Balance Reduction Requirement"). However, the Debenture Indenture and the indenture (the "Note Indenture") relating to Finlay Jewelry's 105/8% Senior Notes due 2003 (the "Notes") require Finlay to reduce the balance of the Revolving Credit Facility in each year to $10.0 million or less for a specified 25 consecutive day period. Borrowings under the Revolving Credit Facility at November 1, 1997 were $170.2 million, compared to a zero balance at February 1, 1997 in accordance with the then-applicable Balance Reduction Requirement and $100.0 million at November 2, 1996. The average amounts outstanding were $79.6 million and $110.2 million for the thirty-nine weeks ended November 2, 1996 and November 1, 1997, respectively. The maximum amount outstanding for the thirty-nine weeks ended November 1, 1997 was $189.2 million.

     Finlay financed the Diamond Park Acquisition with borrowings under the Revolving Credit Facility. In addition, the Company expects to use the funds derived from the Offering for working capital, repayment of indebtedness or other general corporate purposes. The Debenture Indenture and Note Indenture restrict the Company's ability to use the net proceeds from the Offering to repay indebtedness under the Revolving Credit Facility.

     Finlay believes that, with the increased borrowing capacity under the Revolving Credit Facility, it has sufficient liquidity to meet its anticipated working capital requirements for both its domestic and foreign operations. Finlay does not expect that significant additional working capital will be required in the near-term with respect to the operation of the Diamond Park departments because Finlay purchased the inventory of those Diamond Park departments which it acquired. On a going-forward basis, Finlay expects that inventory purchases for the Diamond Park departments will be financed in part by trade payables combined with an increased utilization of consignment inventory compared to the amount of consignment merchandise on hand at the time of the Diamond Park Acquisition. As such, management believes that future working capital requirements for the Diamond Park departments may be reduced as compared to the amount of working capital required at the time of the Diamond Park Acquisition. Finlay expects to incur certain expenditures of approximately $1.0 million associated with the integration of Diamond Park's operations.

     Finlay's long-term needs for external financing will depend on its rate of growth, the level of internally generated funds and the ability to continue obtaining substantial amounts of merchandise on advantageous terms, including consignment arrangements with its vendors. For 1996, Finlay had an average balance of consignment merchandise of $201.8 million from over 200 vendors as compared to an average balance of $208.5 million in 1995. As of November 1, 1997, $237.7 million of consignment merchandise was on hand as compared to $194.3 million at February 1, 1997 and $214.8 million at November 2, 1996.

     A substantial amount of Finlay's operating cash flow is or will be required to pay, directly or indirectly, interest with respect to the Notes and the Debentures and amounts due under the Revolving Credit Facility, including the payments required pursuant to the Balance Reduction Requirement. As of November 1, 1997, the Company's outstanding borrowings were $388.7 million, which included a $83.5 million balance under the Debentures, a $135.0 million balance under the Notes and a $170.2 million balance under the Revolving Credit Facility. On May 1, 1998, the Company will have a one-time option, in accordance with the Debenture Indenture, to prepay all or a portion of the $39.0 million of accreted interest on the Debentures as of such date. It is the Company's intent to prepay, subject to satisfaction of certain covenants and conditions, all or a portion of such accreted interest to reduce outstanding indebtedness and to take advantage of the resulting tax benefits relating to the deductibility of such prepayment in 1998. The Company intends to fund this prepayment using borrowings under the Revolving Credit Facility or other available funds including the funds derived from the Offering. The Debentures do not pay cash interest until November 1, 1998.

     In August 1995, Finlay Jewelry consummated the Gold Consignment Agreement, which expires on February 28, 1998. The Gold Consignment Agreement enables Finlay Jewelry to receive merchandise by providing gold, or otherwise making payment, to certain vendors. Finlay Jewelry can obtain, pursuant to the Gold Consignment Agreement, up to the lesser of (i) 85,000 fine troy ounces or (ii) $25,000,000 worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At November 1, 1997, amounts outstanding under the Gold Consignment Agreement totaled 50,398 fine troy ounces, valued at approximately $15.7 million. The average amount outstanding under the Gold Consignment Agreement was $11.9 million in 1996.

     Finlay has implemented financial and distribution software that is Year 2000 compliant. Finlay has begun to assess the impact of the Year 2000 issue on its remaining operations, including the development of cost estimates for and the extent of programming changes required to address this issue. Although final cost estimates have yet to be determined, it is anticipated that these Year 2000 costs will result in an increase to Finlay's expenses during 1998 and 1999 and are not expected to have a material impact on its ongoing results of operations.

     Finlay believes that, based upon current operations, anticipated growth, and availability under the Revolving Credit Facility, Finlay Jewelry will, for the foreseeable future, be able to meet its debt service and anticipated working capital obligations, and to make distributions to the Company sufficient to permit the Company to meet its debt service obligations and to pay certain other expenses as they come due. No assurances, however, can be given that Finlay Jewelry's current level of operating results will continue or improve or that Finlay Jewelry's income from operations will continue to be sufficient to permit Finlay Jewelry and the Company to meet their debt service and other obligations. The Revolving Credit Facility, the Note Indenture and the Gold Consignment Agreement restrict distributions from Finlay Jewelry to the Company to 0.25% of Finlay Jewelry's net sales for the preceding fiscal year. The amounts required to satisfy the aggregate of Finlay Jewelry's interest expense and required amortization payments totaled $19.7 million and $13.0 million for the thirty-nine weeks ended November 2, 1996 and November 1, 1997, respectively. As a result of the closing date for the quarter under the retail calendar, the 1997 period includes one semiannual interest payment with respect to the Notes of $7.2 million, whereas the comparable period in 1996 included two payments of $7.2 million each.

     Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), restricts utilization of net operating loss carryforwards ("NOLs") after an ownership change exceeding 50%. As a result of certain recapitalization transactions in 1993, a change in ownership of the Company exceeding 50% occurred within the meaning of Section 382 of the Code. Similar restrictions apply to other carryforwards. Consequently, there is a material limitation on the Company's annual utilization of its NOLs and other carryforwards which requires a deferral or loss of the utilization of such NOLs or other carryforwards. The Company had, at October 31, 1996 (the Company's tax year end), a NOL for tax purposes of approximately $14.0 million which is subject to an annual limit of approximately $2.0 million per year. For financial reporting purposes, no NOL existed as of February 1, 1997. An additional change in ownership within the meaning of Section 382 of the Code has occurred as a result of the Offering. However, there are no additional restrictions upon the Company's ability to utilize its NOLs or other carryforwards as a result of such ownership change.

     From time to time, Finlay enters into futures contracts, such as options or forwards, based upon the anticipated sales of gold product in order to hedge against the risk arising from its payment arrangements. Changes in the market value of futures contracts are accounted for as an addition to or reduction from the inventory cost. For the year ended February 1, 1997 and the thirty-nine weeks ended November 1, 1997, the gain or loss on open futures contracts was not material. The Company did not have any open positions in futures contracts for gold at February 1, 1997. In May 1997, the Company entered into a hedging arrangement whereby its exposure to the fluctuation in the price of gold is limited for the balance of 1997. There can be no assurance that these hedging techniques will be successful or that hedging transactions will not adversely affect the Company's results of operations or financial condition.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

 A.  Exhibits

 2   Not applicable.

 4   Not applicable.

10.1 Amendment No. 3 dated as of January 31, 1997 to the Amended and Restated Credit Agreement dated as of March 28, 1995 among General Electric Capital Corporation ("G. E. Capital"), individually and in its capacity as agent, certain other lenders and financial institutions, the Company and Finlay Jewelry (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended August 2, 1997, as filed with the Commission on September 16, 1997).

10.2 Amended and Restated Credit  Agreement dated as of September 11, 1997 among
     G. E. Capital, individually and in its capacity as agent, certain other lenders and financial institutions, the Company and Finlay Jewelry ("Amended Revolving Credit Agreement") (incorporated by reference to
     Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended August 2, 1997, as filed with the Commission on September 16, 1997).

10.3 Amendment No. 1 dated as of September 11, 1997 to the Amended Revolving Credit Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended August 2, 1997, as filed with the Commission on September 16, 1997).

10.4 Amendment No. 2 dated October 6, 1997 to the Amended Revolving Credit Agreement (incorporated by reference to Exhibit 10.25 (c) to the Company's Registration Statement on Form S-1 (Registration No. 333-34949)).

10.5 Amendment No. 2 and Limited Consent dated as of September 10, 1997 to the Gold Consignment Agreement dated as of June 15, 1995 , as amended, by and between Finlay Jewelry and Rhode Island Hospital Trust National Bank (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended August 2, 1997, as filed with the Commission on September 16, 1997).

10.6 Amendment No. 3 and Limited Consent dated as of September 11, 1997 to the Gold Consignment Agreement dated as of June 15, 1995, as amended, by and between Finlay Jewelry and Rhode Island Hospital Trust National Bank (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended August 2,1997, as filed with the Commission on September 16, 1997).

10.7 Amendment No. 4 and Limited Consent dated as of October 6, 1997 to the Gold Consignment Agreement dated as of June 15, 1995, as amended, by and between Finlay Jewelry and Rhode Island Hospital Trust National Bank (incorporated by reference to Exhibit 10.29 (e) to the Company's Registration Statement on Form S-1 (Registration No. 333-34949)).

10.8 Asset Purchase Agreement dated September 3, 1997 by and among the Company, Finlay Jewelry, Zale Corporation and Zale Delaware, Inc (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the period ended August 2, 1997, as filed with the Commission on September 16, 1997).

10.9 Amendment to Employment Agreement between David B. Cornstein and Finlay Jewelry.

10.10 Omnibus Amendment to Registration Rights and Stockholder's Agreements.

10.11 Amendment No. 3 to the Company's Restated Retirement Income Plan (401(k)).

11    Computation of earnings per share.

15    Not applicable.

18    Not applicable.

19    Not applicable.

22    Not applicable.

23    Not applicable.

24    Not applicable.

27    Financial Data Schedule.

99    Not applicable.

B.    Reports on Form 8-K

     On September 8, 1997, the Company filed with the Securities and Exchange Commission (the "Commission") a Current Report on Form 8-K regarding the Company's announcement that Finlay had entered into an agreement to acquire certain assets of the Diamond Park Fine Jewelers division of Zale Corporation.

     On October 17, 1997, the Company filed with the Commission a Current Report on Form 8-K regarding (i) the consummation on October 6, 1997 of the acquisition described in the preceding paragraph and (ii) the Company's and Finlay Jewelry's having refinanced their revolving credit facility with General Electric Capital Corporation and certain other lenders to increase the amount available thereunder to $225 million.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       FINLAY ENTERPRISES, INC.



Date: December 15, 1997                By:/s/ Barry D. Scheckner
                                          -------------------------------------
                                          Barry D. Scheckner, Senior Vice
                                          President and Chief Financial
                                          Officer
                                          (As both a duly authorized officer of
                                          Registrant and as principal financial
                                          officer of Registrant)