Form 10-K405
period 1998-01-31
FINLAY ENTERPRISES INC /DE
filed 1998-03-24
CIK 878731

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

          X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
             For the Fiscal Year Ended January 31, 1998

          _ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the Transition Period from _______________ to _______________

                        Commission file number: 0-25716

                            FINLAY ENTERPRISES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                            13-3492802
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)

            529 FIFTH AVENUE, NEW YORK, NY              10017
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)       (ZIP CODE)

                                  212-808-2800
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section12(g) of the Act:
                    Common Stock, par value $0.01 per share
                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X  No
                                     ---   ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price on the Nasdaq National Market for such shares on March 17, 1998 was $153,409,927.

     As of March 12, 1998, there were 9,779,703 shares of common stock, par value $.01 per share, of the registrant outstanding.

                      Documents incorporated by reference:

     Portions of the Company's definitive Proxy Statement, in connection with its Annual Meeting to be held in June 1998, are incorporated by reference into
Part III. The Company's Proxy Statement will be filed within 120 days after January 31, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            FINLAY ENTERPRISES, INC.
                                   FORM 10-K
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1998

                                     INDEX

                                                                                                    PAGES(S)
                                                                                                    --------
PART I
  Item 1.    Business............................................................................       3
  Item 2.    Properties..........................................................................      15
  Item 3.    Legal Proceedings...................................................................      16
  Item 4.    Submission of Matters to a Vote of Security Holders.................................      16

PART II
  Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters...........      16
  Item 6.    Selected Consolidated Financial Data................................................      17
  Item 7.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations...............................................      19
  Item 8.    Financial Statements and Supplementary Data.........................................      26
  Item 9.    Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure...............................................      26

PART III
  Item 10.   Directors and Executive Officers of the Registrant..................................      27
  Item 11.   Executive Compensation..............................................................      29
  Item 12.   Security Ownership of Certain Beneficial Owners and
               Management........................................................................      29
  Item 13.   Certain Relationships and Related Transactions......................................      30

PART IV
  Item 14.   Exhibits, Financial Statement Schedules and Reports
               on Form 8-K.......................................................................      31

SIGNATURES.......................................................................................      38

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

     Finlay Enterprises, Inc., a Delaware corporation (the 'Company'), conducts business through its wholly owned subsidiary, Finlay Fine Jewelry Corporation, a Delaware corporation, and its wholly owned subsidiaries ('Finlay Jewelry'). References to 'Finlay' mean, collectively, the Company, Finlay Jewelry and all predecessor businesses. All references herein to 'Departments' refer to fine jewelry departments operated pursuant to license agreements or other arrangements with host department stores.

     Finlay is one of the leading retailers of fine jewelry in the United States and France. The Company operates leased fine jewelry departments ('Departments') in major department stores for retailers such as May Department Stores ('May'), Federated Department Stores ('Federated'), Galeries Lafayette, Belk, Carson Pirie Scott and Proffitt's and, with the completion of its recent acquisition of certain assets of the Diamond Park Fine Jewelers division of Zale Corporation ('Diamond Park'), operates Departments in Mercantile Stores, Marshall Field's and Parisian. Finlay sells a broad selection of moderately priced fine jewelry, including necklaces, earrings, bracelets, rings and watches, and markets these items principally as fashion accessories with an average sales price of approximately $157 per item. Average sales per Department were $749,000 in 1997 and the average size of a Department is approximately 1,000 square feet.

     Finlay's sales have increased from $505.6 million in 1993 to $769.9 million in 1997, a compound annual growth rate of 11.1%. Income from operations has increased from $33.8 million to $61.8 million in the same period, a compound annual growth rate of 16.3%. Finlay has increased in size from 746 Departments at the beginning of 1993 to 1,105 Departments and 12 stand-alone stores, for a total of 1,117 locations at the end of 1997.

     As of January 31, 1998, Finlay operated its 1,117 locations in 31 host store groups, located in 45 states, the District of Columbia, France, the United Kingdom and Germany. By acquiring the Diamond Park assets on October 6, 1997, Finlay added 139 Departments in three host store groups, located in 19 states. Finlay's largest host store relationship is with May, for which Finlay has operated Departments since 1948. Finlay operates the fine jewelry departments in all of May's 367 department stores, including Lord & Taylor and Filene's. Finlay's second largest host store relationship is with Federated, for which Finlay has operated Departments since 1983. Finlay operates Departments in 156 of Federated's 401 department stores, including Rich's and Burdines. Over the past three years, store groups owned by May and Federated accounted for an average of 46% and 22%, respectively, of Finlay's annual sales. Management believes that it maintains excellent relations with its host store groups, 21 of which have had leases with Finlay for more than five years (representing 79.7% of Finlay's sales in 1997) and 15 of which have had leases with Finlay for more than ten years (representing 70.2% of Finlay's sales in 1997).

     Finlay entered the international fine jewelry retailing market in October 1994 by acquiring Societe Nouvelle d' Achat de Bijouterie--S.O.N.A.B. ('Sonab'),

the largest operator of Departments in France, operating 147 Departments in five host store groups, including Galeries Lafayette, Nouvelles Galeries and Bazar de L'Hotel de Ville. During October 1996, Finlay expanded into Berlin, Germany with the opening of a Department in a new Galeries Lafayette store.

     As of January 31, 1998, Finlay also operated nine domestic stand alone discount jewelry outlet stores at nonmetropolitan outlet shopping center locations in Ohio, New York, Florida, South Carolina, Pennsylvania, Georgia and California under the name 'New York Jewelry Outlet'. The outlet stores provide Finlay with a channel to sell discontinued, close-out and certain other merchandise.

     Finlay's fiscal year ends on the Saturday closest to January 31. References to 1993, 1994, 1995, 1996, 1997 and 1998 relate to the fiscal years ending on January 29, 1994, January 28, 1995, February 3, 1996, February 1, 1997, January 31, 1998 and January 30, 1999, respectively. Each of the fiscal years includes 52 weeks except 1995, which included 53 weeks.

     The Company is a holding company and has no operations of its own. The primary asset of the Company is the common stock of Finlay Jewelry, which conducts all of Finlay's operations. The principal executive offices of the Company are located at 529 Fifth Avenue, New York, New York 10017 and its telephone number at this address is (212) 808-2800.

     On September 11, 1997, Finlay amended its $135.0 million revolving credit facility by (i) increasing the line of credit to $175.0 million, (ii) including eligible international assets in the borrowing base formula, (iii) reducing interest rates, (iv) permitting higher balances during the annual balance reduction period and (v) extending the maturity date from May 1998 to March 2003 (the 'Revolving Credit Facility'). Upon completion of the acquisition of Diamond Park (the 'Diamond Park Acquisition'), the line of credit was further increased to $225.0 million.

     On October 6, 1997, Finlay completed the acquisition of Diamond Park, a leading operator of Departments, for approximately $63.0 million. By acquiring Diamond Park, Finlay added 139 Departments that had total sales of $103.0 million for the twelve months ended January 31, 1998 and also added new host store relationships with Mercantile Stores, Marshall Field's and Parisian. Management believes that, in addition to increasing sales volume, the Diamond Park Acquisition will improve Finlay's results of operations through the leveraging of expenses and the achievement of other operating synergies.

     On October 21, 1997, the Company completed a public offering (the '1997 Offering') of 3,450,000 shares of its Common Stock at a price of $19.00 per share, of which 2,196,971 shares were issued and sold by the Company. An additional 1,253,029 shares were sold by existing stockholders. The underwriters' over-allotment was exercised in full. Net proceeds to the Company from the 1997 Offering were $38,100,000. The Company expects to use the funds resulting from the 1997 Offering for working capital, repayment of indebtedness or other general corporate purposes.

     On March 24, 1998, the Company filed a registration statement with the

Securities and Exchange Commission (the 'Commission') for a proposed public offering of 1,600,000 shares of its common stock, par value $.01 per share ('Common Stock') (the 'Equity Offering'), of which 567,310 shares are expected to be issued and sold by the Company and 1,032,690 shares are expected to be sold by certain selling stockholders. Concurrently with the filing of the registration statement relating to the Equity Offering, the Company and Finlay Jewelry filed registration statements with the Commission for the proposed public offering of $75.0 million aggregate principal amount of Senior Debentures due 2008 (the 'Senior Debentures') and $150.0 million aggregate principal amount of Senior Notes due 2008 (the 'Senior Notes'), respectively. In addition, it is contemplated that, concurrently with the consummation of the sale of the Senior Debentures and Senior Notes, the existing revolving credit agreement (the 'Revolving Credit Agreement') among the Company, Finlay Jewelry, certain lenders named therein and General Electric Capital Corporation, as agent, setting forth the terms of the Revolving Credit Facility will be amended to increase the line of credit thereunder to $275.0 million and to make certain other changes. It is contemplated that the net proceeds to the Company from the Equity Offering, the sale of the Senior Debentures, the repayment of a note receivable of approximately $1.3 million (including accrued interest thereon) from an executive officer and the repayment of approximately $2.6 million of an intercompany liability by Finlay Jewelry (the 'Intercompany Repayment') will be used to redeem the Company's existing 12% Senior Discount Debentures due 2005 (the 'Debentures'), including associated premiums. It is also contemplated that Finlay Jewelry will use the net proceeds from the sale of the Senior Notes, together with available cash of approximately $1.0 million, to redeem Finlay Jewelry's existing 10 5/8% Senior Notes due 2003 (the 'Notes'), including associated premiums, and to make the Intercompany Repayment. The above referenced transactions, excluding the Equity Offering, are referred to herein as the 'Refinancing'. It is anticipated that the sale of the Senior Debentures, the sale of the Senior Notes and the proposed amendment to the Revolving Credit Agreement will be conditioned upon each other and that the Refinancing and the Equity Offering will not be conditioned upon each other. There can be no assurance that the Equity Offering or the Refinancing will be consummated.

     On May 1, 1998, the Company intends to repurchase, subject to satisfaction of certain covenants and conditions, the original issue discount on the Debentures in an amount of approximately $39.0 million. The Company intends to effect such repurchase whether or not the Refinancing or the Equity Offering is consummated.

     On April 6, 1995, the Company completed an initial public offering (the 'Initial Public Offering') of 2,500,000 shares of its Common Stock, at a price of $14.00 per share. An additional 115,000 shares were sold by non-management selling stockholders. Net proceeds from the Initial Public Offering were

$30,200,000 and were used to repurchase $6,103,000 accreted balance of the Debentures, with the balance of the net proceeds used to reduce a portion of the outstanding indebtedness incurred under the Revolving Credit Agreement.

     Immediately prior to completion of the Initial Public Offering, the holders of the Company's 10% Series C Cumulative Preferred Stock ('Series C Preferred Stock') exchanged all outstanding shares of Series C Preferred Stock with the Company for 2,581,784 shares of Common Stock (the 'Series C Exchange'). For purposes of the Series C Exchange, the outstanding Series C Preferred Stock was
(i) valued at its liquidation value of $30,000,000 plus $6,145,000 of accrued dividends through the date of completion of the Series C Exchange, paid in kind at a quarterly rate of 2.5%, and (ii) exchanged for Common Stock at the initial public offering price of $14.00 per share.


     In May 1993, an affiliate of Thomas H. Lee Company (together with its affiliate transferees, the 'Lee Investors') and partnerships managed by Desai Capital Management Incorporated (collectively, the 'Desai Investors') acquired 36.8% and 24.5%, respectively, of the then outstanding voting securities of the Company in a series of transactions which recapitalized the Company (the '1993 Recapitalization'). Following the 1993 Recapitalization, certain members of management (the 'Management Stockholders') maintained a substantial equity interest in the Company. Following the completion of the Initial Public Offering and the Series C Exchange in April 1995, the Lee Investors and Desai Investors beneficially owned 33.1% and 22.1% of the outstanding voting securities, respectively, and 14.8% was held by the Management Stockholders. For information regarding the 1993 Recapitalization, reference is made to the information to be included under the caption 'Certain Relationships and Related Transactions--The 1993 Recapitalization' in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A ('Proxy Statement'), which information is incorporated herein by reference. See also Note 1 to the Consolidated Financial Statements of the Company and 'Security Ownership of Certain Beneficial Owners and Management'.

GENERAL

     OVERVIEW. Host stores benefit from outsourcing the operation of their fine jewelry departments. By engaging Finlay, host stores gain specialized managerial, merchandising, selling, marketing, inventory control and security expertise. Additionally, by avoiding the high working capital investment typically required of the jewelry business, host stores improve their return on investment and can potentially increase their profitability.

     As a lessee, Finlay benefits from the host stores' reputation, customer traffic, advertising, credit services and established customer base. Finlay also avoids the substantial capital investment in fixed assets typical of stand-alone retail formats, which generally has enabled Finlay's new Departments to achieve profitability within their first twelve months of operation. Finlay further benefits because net sales proceeds are generally remitted to Finlay by each host store on a monthly basis with essentially all customer credit risk borne by the host store.

     As a result of Finlay's strong relationships with its vendors, management believes that the Company's working capital requirements are lower than those of many other jewelry retailers. In recent years, on average, approximately 50% of Finlay's domestic merchandise has been carried on consignment. The use of consignment merchandise also reduces Finlay's inventory exposure to changing fashion trends because unsold consigned merchandise can be returned to the vendor.

     INDUSTRY. Management believes that current trends in jewelry retailing, particularly in the department store sector, provide a significant opportunity for Finlay's growth. Consumers spent approximately $42 billion on jewelry (including both fine and costume jewelry) in the United States in 1997, an increase of approximately $16 billion over 1987, according to the United States Department of Commerce. In the department store sector in which Finlay operates, consumers spent $4 billion on fine jewelry in 1996. Management believes that demographic factors such as the maturing of the U.S. population and an increase in the number of working women have resulted in greater disposable income, thus contributing to the growth of the fine jewelry retailing industry. Management also believes that jewelry consumers today increasingly perceive fine jewelry as a fashion accessory, resulting in purchases which augment the Company's gift and special occasion sales. Finlay's Departments are typically located in 'high traffic' areas of leading department stores, enabling Finlay to capitalize on these consumer buying patterns.

     GROWTH STRATEGY. Finlay intends to pursue the following key initiatives to increase sales and earnings:

          o INCREASE COMPARABLE DEPARTMENT SALES. In 1996 and 1997, Finlay achieved comparable Department sales increases of 5.9% and 5.5%, respectively, outpacing the majority of its host stores. These increases were achieved primarily by emphasizing key merchandise items, increasing focus on holiday and event-driven promotions, participating in host store marketing programs and positioning its Departments as a 'destination location' for fine jewelry. Finlay believes that comparable Department sales will continue to benefit from these merchandising and marketing strategies, as well as from increasing demand for fine jewelry.

          o ADD DEPARTMENTS WITHIN EXISTING HOST STORE GROUPS. Finlay's well established relationships with many of its host store groups have enabled the Company to add Departments in new locations opened by existing host stores. Finlay has operated Departments in May stores since 1948 and operates the fine jewelry departments in all of May's 367 department stores. Finlay also has operated Departments in Federated stores since 1983 and operates Departments in 156 of Federated's 401 department stores. Since the beginning of 1993, host store expansion has added 123 net new Departments, including 63 net new Departments since the beginning of 1995. Based on expansion plans announced by May Department Stores in May 1997, Finlay believes it will have the opportunity to open approximately 100 new Departments in May stores alone over the next five years (excluding possible closings).

          o ESTABLISH NEW HOST STORE RELATIONSHIPS. Finlay has an opportunity to grow by establishing new relationships with department stores that presently either lease their fine jewelry departments to Finlay's competitors or operate their own fine jewelry departments. Finlay seeks to establish these new relationships by demonstrating to department store management the potential for improved financial performance. Since the beginning of 1992, Finlay has added such host store groups as Burdines, The Bon Marche, Elder Beerman and Stern's. Over the past three years, Finlay has added 27 Departments in the Hecht's division of May as a result of May's acquisition of John Wanamaker and Strawbridge's. By acquiring Diamond Park, Finlay added Mercantile Stores, Marshall Field's and Parisian to its host store relationships.


          o EXPAND INTERNATIONAL OPERATIONS. In October 1994, Finlay acquired Sonab, the largest operator of Departments in France. In 1996 and 1997, Finlay expanded in France by adding 26 and 16 Departments in Monoprix, respectively, and plans to open an additional 16 Monoprix Departments in 1998. Finlay now operates 147 Departments in France through five host store groups, including Galeries Lafayette, Nouvelles Galeries and Bazar de L'Hotel de Ville. Based on mutual agreement, Finlay closed its Debenhams operations in 1998. Finlay expects to open new Departments in other host stores in England in 1998. In 1996, the Company also opened a Department in a new Galeries Lafayette store in Berlin, Germany and is exploring additional opportunities in other European countries.

          o CONTINUE TO IMPROVE OPERATING LEVERAGE. Selling, general and administrative expenses as a percentage of sales declined from 44.2% in 1993 to 42.2% in 1997. Finlay seeks to continue to leverage expenses both by increasing sales at a faster rate than expenses and by reducing its current level of certain operating expenses. For example, Finlay has demonstrated that by increasing the selling space (with host store approval) of certain high volume Departments, incremental sales can be achieved without having to incur proportionate increases in selling and administrative expenses. In addition, management believes the Company will benefit from recent investments in technology and refinements of operating procedures designed to allow Finlay's sales associates more time for customer sales and service. Finlay's new distribution and warehouse facility, expected to become fully operational in the Spring of 1998, will permit the Company to improve the flow of merchandise to Departments while reducing payroll and freight costs.

     Additionally, since 1994 the Company has opened nine domestic stand-alone discount jewelry outlet stores which provide Finlay with a channel to sell discontinued, close-out and certain other merchandise.

     MERCHANDISING STRATEGY. Finlay seeks to maximize sales and profitability through a unique merchandising strategy known as the 'Finlay Triangle', which integrates store management (including host store management and Finlay's store group management), vendors and Finlay's central office. By coordinating efforts and sharing access to information, each Finlay Triangle participant plays a role which emphasizes its area of expertise in the merchandising process, thereby increasing productivity. Finlay's central office functions as a service organization, assembling an assortment of merchandise for selection by Finlay's store group management. Within pricing guidelines set by the central office, Finlay's store group management contributes to the selection of the specific merchandise most appropriate to the demographics and customer tastes within their particular geographical area. Finlay's advertising initiatives and promotional planning are closely coordinated with both host store management and Finlay's store group management to ensure the effective use of Finlay's marketing programs. Vendors participate in the decision-making process with respect to merchandise assortment, including the testing of new products, marketing, advertising, stock levels and pricing strategy. By utilizing the Finlay Triangle, opportunities are created for the vendor to assist in identifying fashion trends, thereby improving inventory turnover and profitability, both for the vendor and Finlay. As a result, management believes it capitalizes on economies of scale by centralizing certain activities, such as vendor selection, advertising and planning, while allowing store management the flexibility to implement merchandising programs tailored to the host store environments and clientele.

                              THE FINLAY TRIANGLE

                            ----------------------
                           /|       CENTRAL      | _
                          / |       OFFICE       ||\
                         / _----------------------  \
                        /   /|                   \   \
                       /   /                      \   \
                      /   /                        \   \
                     /   /                          \   \
                    /   /                            \   \
                  |/_  /                             _\|  \
            ---------------------- /          ----------------------
            |                    | ---------- |       STORE        |
            |       VENDORS      | \        \ |     MANAGEMENT     |
            ---------------------- ---------- ----------------------
                                            /


     Finlay has structured its relationships with vendors to encourage sharing of responsibility for marketing and merchandise management. Finlay furnishes to vendors, through on-line access to Finlay's information systems, the same sales, stock and gross margin information that is available to Finlay's store group management and central office for each of the vendor's styles in Finlay's merchandise assortment. Using this information, vendors are able to participate in decisions to replenish inventory which has been sold and to return or exchange slower-moving merchandise. In addition, vendors may input order recommendations through Finlay's data processing system for approval by Finlay. New items are tested in specially selected 'predictor' Departments where sales experience can indicate an item's future performance in Finlay's other Departments. Management believes that the access and input which vendors have in the merchandising process results in a better assortment, timely replenishment, higher turnover and higher sales of inventory, differentiating Finlay from its competitors.

     Since many of the host store groups in which Finlay operates differ in fashion image and customer demographics, Finlay's flexible approach to merchandising is designed to complement each host store's own merchandising philosophy. Finlay emphasizes a 'fashion accessory' approach to fine jewelry and watches, and seeks to provide items that coordinate with the host store's fashion focus as well as to maintain stocks of traditional and gift merchandise.

STORE RELATIONSHIPS


     HOST STORE RELATIONSHIPS. As of January 31, 1998, Finlay operated 1,117 locations (including 12 stand-alone stores) in 31 host store groups, located in 45 states, the District of Columbia, France, the United Kingdom and Germany. By acquiring Diamond Park, Finlay added 139 Departments in three host store groups, located in 19 states. Finlay's largest host store relationship is with May, for which Finlay has operated Departments since 1948. Finlay operates the fine jewelry departments in all of May's 367 department stores, including Lord & Taylor and Filene's. Finlay's second largest host store relationship is with Federated, for which Finlay has operated Departments since 1983. Finlay operates Departments in 156 of Federated's 401 department stores, including Rich's and Burdines. Over the past three years, store groups owned by May and Federated accounted for an average of 46% and 22%, respectively, of Finlay's annual sales.

     Finlay also operates Departments in numerous other host store groups, such as Galeries Lafayette, Belk, Carson Pirie Scott and Proffitt's. Management believes that it maintains excellent relations with its host store groups, 21 of which have had leases with Finlay for more than five years (representing 79.7% of Finlay's sales in 1997) and 15 of which have had leases with Finlay for more than ten years (representing 70.2% of Finlay's sales in 1997). As a consequence of the strong and, in many instances, long-term relationships, host store groups have routinely renewed Finlay's lease agreements at their renewal dates. Management believes that the majority of its lease agreements will continue to be renewed routinely.

     The following table identifies the host store groups in which Finlay operated Departments at January 31, 1998, the year in which Finlay's relationship with each host store group commenced and the number of Departments operated by Finlay in each host store group. The table also provides similar information regarding Finlay's international Departments, its domestic and international stand-alone locations and the Departments added as a result of the Diamond Park Acquisition.

                                                                       INCEPTION OF         NUMBER OF
HOST STORE GROUP/LOCATION                                              RELATIONSHIP     DEPARTMENTS/STORES
--------------------------------------------------------------------   -------------    ------------------
MAY
Robinsons--May......................................................     1948                   55
Filene's............................................................     1977                   38
Lord & Taylor.......................................................     1978                   63
L.S. Ayres/Famous Barr..............................................     1979                   30
Kaufmann's..........................................................     1979                   47
Foley's.............................................................     1986                   55
Hecht's/Strawbridge's...............................................     1986                   71
Meier & Frank.......................................................     1988                    8
                                                                                                --
  Total May Departments.............................................                                            367
FEDERATED
Rich's/Lazarus/Goldsmith's..........................................     1983                   72
Burdines............................................................     1992                   44
The Bon Marche......................................................     1993                   19
Stern's.............................................................     1994                   21
                                                                                                --
  Total Federated Departments.......................................                                            156
OTHER DOMESTIC DEPARTMENTS
Crowley's/Steinbach.................................................     1968                   21
Gottschalks.........................................................     1969                   32
Younkers............................................................     1973                   33
Belk................................................................     1975                   51
Carson Pirie Scott/Bergner's/Boston Store...........................     1977                   50
Liberty House (1)...................................................     1983                   12
The Bon-Ton.........................................................     1986                   39
Dillard's (2).......................................................     1988                    5
Proffitt's..........................................................     1991                    9
Elder Beerman.......................................................     1992                   34
Mercantile Stores...................................................     1997                   91
Marshall Field's....................................................     1997                   21
Parisian............................................................     1997                   29
                                                                                                --
  Total Other Domestic Departments..................................                                            427
                                                                                                              -----
  Total Domestic Departments........................................                                            950
INTERNATIONAL DEPARTMENTS (SONAB)
Bazar de L'Hotel de Ville...........................................     1994                    6
Galeries Lafayette..................................................     1994                   30

Monoprix/Inno/Baze..................................................     1994                   52
Nouvelles Galeries..................................................     1994                   59
Debenhams (2).......................................................     1996                    7
Jeanteur............................................................     1996                    1
                                                                                                --
  Total International Departments...................................                                            155
STAND-ALONE STORES
New York Jewelry Outlet.............................................     1994                    9
New Gold (Sonab)....................................................     1994                    3
                                                                                                --
  Total Stand-Alone Stores..........................................                                             12
                                                                                                              -----
    Total Departments and Stand-Alone Stores........................                                          1,117
                                                                                                              -----
                                                                                                              -----

------------------
(1) On March 19, 1998, Liberty House filed a voluntary petition in bankruptcy under Title 11 of the United States Code (the "Bankruptcy Code").
    Finlay is currently receiving weekly payments towards the outstanding balance of $2.0 million that was due to Finlay prior to the filing of the bankruptcy petition. Finlay believes that the bankruptcy of Liberty House will not have a material adverse effect on Finlay's financial position or results of its operations.
(2) The Company closed these Departments during the first quarter of 1998.

     TERMS OF LEASE AGREEMENTS. Finlay's lease agreements typically have an initial term of one to five years. Finlay has, where possible, entered into five-year lease agreements and expects to continue this policy. Finlay's lease agreements generally contain renewal options or provisions for automatic renewal absent prior notice of termination by either party. Lease renewals are for one to five year periods. On June 18, 1997, the Company announced the extension of its lease agreements with Federated for an additional three years. The lease extensions apply to all of Finlay's Departments within Federated stores, including leases for Departments in Burdines, Rich's, Lazarus, Goldsmith's and The Bon Marche, which have been extended through February 3, 2001, and the lease for Departments in Stern's, which has been extended through February 1, 2003. In exchange for the right to operate a Department within the host store, Finlay pays each host store group a lease fee, calculated as a percentage of sales (subject to a minimum annual fee in a limited number of cases).

     Finlay's domestic lease agreements generally require host stores to remit sales proceeds for each month (without regard to whether such sales were cash, store credit or national credit card) to Finlay approximately three weeks after the end of such month. During the months of November and December, however, most domestic host store groups remit to Finlay 75% of the estimated months' sales prior to or shortly following the end of that month. Finlay's international lease agreements generally require host stores to remit sales proceeds for each two-week period (without regard to whether such sales were cash, store credit card or national credit card) to Finlay approximately two weeks after the end of such period. Each host store group withholds from the remittance of sales proceeds a lease fee and other expenditures, such as advertising costs, which the host store group may have made on Finlay's behalf.

     Finlay is usually responsible for providing and maintaining any fixtures and other equipment necessary to operate its Departments, while the host store is typically required to provide clean space for installation of any necessary fixtures. The host store is generally responsible for paying utility costs (except certain telephone charges), maintenance and certain other expenses associated with the operation of the Departments. All of the lease agreements provide that Finlay is responsible for the hiring (subject to the suitability of such employees to the host store) and discharge of its sales and Department supervisory personnel, and substantially all domestic lease agreements require Finlay to provide its employees with salaries and certain benefits comparable to those received by the host store's employees. Many of Finlay's lease agreements provide that Finlay may operate the Departments in any new stores opened by the host store group. In certain instances, Finlay is operating Departments without written agreements, although the arrangements in respect of such Departments are generally in accordance with the terms described herein.

     In many cases, Finlay is subject to limitations under its lease agreements which prohibit Finlay from operating Departments for competing host store groups within a certain geographical radius of the host stores (typically five to ten miles). Such limitations restrict Finlay from further expansion within areas where it currently operates Departments, including expansion by possible acquisitions. For example, Finlay sought and received the consent of certain of its existing host store groups in connection with the Diamond Park Acquisition. Certain domestic lease agreements, however, make an exception for adding Departments in stores established by groups with which Finlay has a preexisting lease arrangement. In addition, Finlay has from time to time obtained the consent of an existing host store group to operate in another host store group within the prohibited area. May and Federated have granted consents of this type to Finlay with respect to one another's stores. In addition, in certain cases, Finlay has found that, notwithstanding the absence of any geographical limitation in a lease agreement, it may be limited as a practical matter from opening Departments for competing host store groups in close proximity to each other because of the adverse effect such openings might have on its overall host store group relationships.

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

     DEPARTMENTS OPENED/CLOSED. During 1997, Department openings offset by closings resulted in a net increase of 178 Departments. Department openings included 139 Departments as a result of the Diamond Park Acquisition and 16

Departments in Monoprix stores in France. In addition, there were 33 openings within existing store groups. These openings were offset by ten Departments closed within existing host store groups. See 'Management's Discussion and Analysis of Financial Condition and Results of Operations--1997 Compared with 1996'.

     The following table sets forth data regarding the number of Departments and stand-alone stores which Finlay has operated from the beginning of 1993:

                                                                           FISCAL YEAR ENDED
                                                         ------------------------------------------------------
                                                         JAN. 29,    JAN. 28,    FEB. 3,    FEB. 1,    JAN. 31,
                                                           1994        1995       1996       1997        1998
                                                         --------    --------    -------    -------    --------
DEPARTMENTS/STORES:
Open at beginning of period...........................      746         757        903        941          939
Opened during period..................................       69         159         70         84          188
Closed during period..................................      (58)        (13)       (32)       (86)         (10)
                                                         --------    --------    -------    -------    --------
Open at end of period.................................      757         903        941        939        1,117
                                                         --------    --------    -------    -------    --------
Net increase (decrease)...............................       11         146         38         (2)         178
                                                         --------    --------    -------    -------    --------
                                                         --------    --------    -------    -------    --------

     For the periods presented in the table above, Department closings were primarily attributable to: the bankruptcy of, or ownership changes in, certain host store groups, in particular internal consolidation within May; the closing or sale by host store groups of individual stores; the closing of Departments in a host store group as a result of the opening of Departments in another host store group that competes in the same geographic market; host store group decisions to consolidate with one lessee; and Finlay's decision to close unprofitable Departments. To management's knowledge, none of the Department closings during the periods presented in the table above resulted from dissatisfaction of a host store group with Finlay's performance.

PRODUCTS AND PRICING

     Each of Finlay's domestic Departments offers a broad selection of necklaces, earrings, bracelets, rings and watches. Other than watches, substantially all of the fine jewelry items sold by Finlay are made from precious metals and many also contain diamonds or colored gemstones. Finlay also provides jewelry and watch repair services. Finlay does not carry costume or gold-filled jewelry. Specific brand identification is generally not important within the fine jewelry business, except for watches. With respect to watches, Finlay emphasizes brand name vendors, including Gucci, Seiko, Citizen and Movado. Many of Finlay's lease agreements with host store groups restrict Finlay from selling certain brand name items or, in some cases, set price minimums below which Finlay may not sell particular items. Sonab's watch selection is limited to private label watches marketed under Sonab's 'New Gold' and 'Gold

Line' names. In France, all other watch brands are sold by the host stores, which have historically retained their watch businesses.

     The following table sets forth the domestic sales and percentage of sales by category of merchandise for 1993, 1994, 1995, 1996 and 1997:

                                                              FISCAL YEAR ENDED
                         -------------------------------------------------------------------------------------------
                          JAN. 29, 1994      JAN. 28, 1995      FEB. 3, 1996       FEB. 1, 1997       JAN. 31, 1998
                         ---------------    ---------------    ---------------    ---------------    ---------------
                                   % OF               % OF               % OF               % OF               % OF
CATEGORY:                SALES     SALES    SALES     SALES    SALES     SALES    SALES     SALES    SALES     SALES
----------------------   ------    -----    ------    -----    ------    -----    ------    -----    ------    -----
                                                            (DOLLARS IN MILLIONS)
Gemstones.............   $119.0     23.6%   $132.3     24.5%   $148.6     24.4%   $153.1     24.1%   $169.0     23.4%
Gold..................    113.3     22.4     123.7     22.9     142.8     23.5     144.8     22.8     155.1     21.6
Watches...............     96.0     19.0     105.1     19.5     115.2     19.0     114.3     18.0     126.3     17.6
Diamonds..............    101.3     20.0     102.7     19.1     118.3     19.5     129.2     20.3     147.7     20.5
Other(1)..............     76.0     15.0      75.5     14.0      82.8     13.6      93.5     14.8     121.5     16.9
                         ------    -----    ------    -----    ------    -----    ------    -----    ------    -----
Total Sales...........   $505.6    100.0%   $539.3    100.0%   $607.7    100.0%   $634.9    100.0%   $719.6    100.0%
                         ------    -----    ------    -----    ------    -----    ------    -----    ------    -----
                         ------    -----    ------    -----    ------    -----    ------    -----    ------    -----

------------------
(1) Includes special promotional items, remounts, estate jewelry, pearls, beads, cubic zirconia, sterling silver and men's jewelry, as well as repair services and accommodation sales to Finlay employees.

     See 'Management's Discussion and Analysis of Financial Condition and Results of Operations'.

     Finlay sells its merchandise at prices generally ranging from $50 to $1,000. In 1997, the average price of the items sold by Finlay was approximately $157 per item. An average Department has over 4,000 items in stock. Consistent with fine jewelry retailing in general, a substantial portion of Finlay's sales are made at prices discounted from listed retail prices. Finlay's advertising and promotional planning are closely coordinated with its pricing strategy. Publicized sales events are an important part of Finlay's marketing efforts. A substantial portion of Finlay's sales occur during such promotional events. The amount of time during which merchandise may be offered at discount prices is limited by applicable laws and regulations. See 'Legal Proceedings'.

PURCHASING AND INVENTORY

     GENERAL. A key element of Finlay's strategy has been to lower the working capital investment required for operating its existing Departments and opening new Departments. At any one time, Finlay typically is required to pay in advance of sale for less than half of its inventory because in recent years, on average, approximately 50% of Finlay's domestic merchandise has been obtained on consignment and certain additional inventory has been purchased with extended payment terms. In 1997, Finlay's net monthly investment in inventory (i.e., the total cost of inventory owned and paid for) averaged 37% of the total cost of its on-hand merchandise. Finlay is frequently granted exchange privileges which permit Finlay to return or exchange unsold merchandise for new products at any time. In addition, Finlay structures its relationships with vendors to encourage their participation in and responsibility for merchandise management. By making the vendor a participant in Finlay's merchandising strategy, Finlay has created opportunities for the vendor to assist in identifying fashion trends, thereby improving inventory turnover and profitability. As a result, Finlay's direct capital investment in inventory has been reduced to levels which it believes are low for the retail jewelry industry. In addition, Finlay's inventory exposure to changing fashion trends is reduced because unsold consignment merchandise can be returned to the vendor.

     Management believes the willingness of vendors to participate in the inventory management process is due, in part, to the large volume of merchandise which Finlay sells in its Departments and the desire of vendors to take advantage of Finlay's nationwide distribution network. By offering their merchandise through Finlay's Departments, vendors are able to reach a broad spectrum of the marketplace in coordination with national or regional advertising campaigns conducted by the vendors or their service organizations.

     In 1997, merchandise obtained by Finlay from its 40 largest vendors (out of a total of approximately 400 vendors) generated approximately 78% of domestic sales, and merchandise obtained from Finlay's largest vendor generated approximately 12% of domestic sales. Finlay does not believe the loss of any one of its vendors would have a material adverse effect on its business.

     In addition, Finlay's new distribution and warehouse facility, expected to become fully operational in the Spring of 1998, will permit Finlay to improve the flow of merchandise to Departments while reducing payroll and freight costs.

     GOLD CONSIGNMENT AGREEMENT. Finlay Jewelry is party to a gold consignment agreement (the 'Gold Consignment Agreement'), which enables Finlay to receive merchandise by providing gold or otherwise making payment to certain vendors who currently supply Finlay with merchandise on consignment. While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to the gold consignor. As a result, such vendors have reduced their working capital requirements and associated financing costs. Consequently, Finlay has negotiated more favorable prices and terms with the participating vendors. Finlay can obtain, pursuant to the Gold Consignment Agreement, up to the lesser of (i) 85,000 fine troy ounces or (ii) $25.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At January 31, 1998, amounts outstanding under the Gold Consignment Agreement totaled 39,676 fine troy ounces, valued at approximately $12.1 million. The average amount outstanding under the Gold Consignment Agreement was $14.3 million in 1997. Finlay Jewelry is in discussions with the consignor under such agreement to (i) renew the Gold Consignment Agreement through December 31, 2001, (ii) allow Finlay Jewelry to obtain up to the lesser of (x)

85,000 fine troy ounces or (y) $32.0 million worth of gold and (iii) make certain other modifications. There can, however, be no assurance that the Gold Consignment Agreement will be amended as presently contemplated or at all.
     Under the Gold Consignment Agreement, Finlay is required to pay a daily consignment fee on the dollar equivalent of the fine gold value of the ounces of gold consigned thereunder. The daily consignment fee is based on a floating rate which, as of January 31, 1998, was approximately 4.3% per annum. In addition, Finlay is required to pay an unused line fee of 0.5% if the amount of gold consigned has a value equal to or less than $10.0 million. In conjunction with the Gold Consignment Agreement, Finlay granted to the gold consignor a first priority perfected lien on, and a security interest in, specified gold jewelry of participating vendors approved under the Gold Consignment Agreement and a lien on proceeds and products of such jewelry subject to the terms of an intercreditor agreement between the gold consignor and the Revolving Credit Agreement lenders.

OPERATIONS

     GENERAL. Most of Finlay's Departments have between 30 and 150 linear feet of display cases (with an average of approximately 60 linear feet) generally located in high traffic areas on the main floor of the host stores. Each Department is supervised by a manager whose primary duties include customer sales and service, scheduling and training of personnel, maintaining security controls and merchandise presentation. Most of the Departments utilize from 105 to 260 staff hours per week on a permanent basis, depending on the Department's sales volume, and employ additional sales staff during the peak year-end holiday season. Each Department is open for business during the same hours as its host store. Subject to the terms of the applicable host store group lease agreement, Finlay is generally responsible for its own operating decisions within each of its Department operations, including the hiring and compensation of sales staff. See '--Store Relationships--Terms of Lease Agreements'.

     To parallel host store operations, Finlay establishes separate group service organizations responsible for managing Departments operated for each host store. Staffing for each group organization varies with the number of Departments in each group. Typically, Finlay services each host store group with a group manager, an assistant group manager, one or more group buyers, one or more regional supervisors who oversee the individual Department managers and a number of clerical employees. Each group manager reports to a regional vice president, who is responsible for supervision of up to nine host store groups. In its continued efforts to improve comparable Department sales through improved operating efficiency, Finlay has taken steps to minimize administrative tasks at the Department level by introducing advanced technology such as an interface between store cash registers and Finlay's central office. These steps are designed to reduce administrative time requirements, thereby improving customer service and, as a result, sales.

     Finlay had average sales per linear foot of approximately $11,800 in 1995, $11,600 in 1996 and $11,900 in 1997. The decrease in sales per linear foot during 1996 is attributed to more European

Departments, which, on average, have lower sales per linear foot as compared to the domestic Departments. Finlay had average sales per Department of approximately $710,000, $729,000 and $749,000 in 1995, 1996 and 1997,
respectively. Finlay determines average sales per linear foot by dividing its sales by the aggregate estimated measurements of the outer perimeters of the display cases of Finlay's Departments.

     MANAGEMENT INFORMATION AND INVENTORY CONTROL SYSTEMS. Management believes that its management information systems provide a significant advantage in competing with other fine jewelry retailers. Finlay and its vendors use this system to monitor sales, gross margin and inventory performance by location, merchandise category, style number and vendor. Using this information, Finlay is able to monitor merchandise trends and variances in performance and improve the efficiency of its inventory management. Finlay also measures the productivity of its sales force by maintaining current statistics for each employee such as sales per hour, transactions per hour and transaction size. For a discussion of certain matters regarding the Year 2000, see 'Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources'.

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

     As of the end of 1997, Finlay employed approximately 7,500 persons in the United States and approximately 550 persons in France, the United Kingdom and Germany, approximately 90% of whom were regional and local sales and supervisory personnel and the balance of whom were employed in administrative or executive capacities. Of Finlay's 7,500 domestic employees, approximately 1,900 were part-time employees, working less than 20 hours per week. Finlay's labor requirements fluctuate because of the seasonal nature of Finlay's business. See '--Seasonality'. Management believes that its relations with its employees are good. Less than 1% of Finlay's domestic employees are unionized. Substantially all of Finlay's employees in France are, however, unionized. The average length of service for Finlay's domestic employees at the group manager level and above is approximately twelve years.

     ADVERTISING. Finlay promotes its products through four-color direct mail catalogs and newspaper advertising of the host store groups. Finlay maintains an in-house advertising staff responsible for preparing a majority of Finlay's advertisements and for coordinating the finished advertisements with the promotional activities of the host stores. Finlay's gross advertising expenditures over the past five fiscal years have consistently been in excess of 6% of sales, a level which is consistent with the jewelry industry's reliance on promotional efforts to generate sales. The majority of Finlay's domestic lease agreements with host store groups require Finlay to expend certain specified minimum percentages of the respective Department's annual sales on advertising and promotional activities.


     INVENTORY LOSS PREVENTION AND INSURANCE. Finlay undertakes substantial efforts to safeguard its merchandise from loss or theft, including the installation of security alarm systems and safes at each location and the taking of a daily diamond inventory. During 1997, inventory shrinkage amounted to approximately 0.8% of sales. Finlay maintains insurance covering the risk of loss of merchandise in transit or on Finlay's premises (whether owned or on consignment) in amounts that management believes are reasonable and adequate for the types and amounts of merchandise carried by Finlay.

     GOLD HEDGING. The cost to Finlay of gold merchandise sold on consignment in some cases is not fixed until the sale is reported to the vendor or the gold consignor, in the case of merchandise sold pursuant to the Gold Consignment Agreement. In such cases, the cost of merchandise varies with the price of gold and Finlay is exposed to the risk of fluctuations in the price of gold between the time Finlay establishes the advertised or other retail price of a particular item of merchandise and the date on which the sale of the item is reported to the vendor. In order to hedge against this risk and to enable Finlay to determine the cost of such goods prior to their sale, Finlay must fix the price of gold prior to the sale of such merchandise. Accordingly, Finlay at times enters into futures contracts, such as options or forwards or a combination thereof. The value of gold hedged under such contracts represented less than 5% of the Company's cost of goods sold in 1997. Under such contracts, the Company obtains the right to purchase a fixed number of troy ounces of gold at a specified price per ounce for a specified period. Such contracts typically have durations ranging from one to nine months and are generally priced at the spot gold price plus an amount based on prevailing interest rates plus customary transactions costs. When sales of such merchandise are reported to the consignment vendors and the cost of such merchandise becomes fixed, Finlay sells its related hedge position. Finlay did not have any open positions in futures contracts for gold at February 1, 1997 or January 31, 1998.

     The primary effect on liquidity from using futures contracts is associated with the related margin requirements. Historically, cash flows related to futures margin requirements have not been material to Finlay's total working capital requirements. Finlay manages the purchase of futures contracts by estimating and monitoring the quantity of gold that it anticipates it will require in connection with its anticipated level of sales of the type described above. Finlay's gold hedging transactions are entered into by Finlay in the ordinary course of its business. Finlay's gold hedging strategies are determined, implemented and monitored on a regular basis by Finlay's senior management and its Board of Directors.

COMPETITION

     Finlay faces competition for retail jewelry sales from national and regional jewelry chains, other department stores, local independently owned jewelry stores and chains, specialty stores, mass merchandisers, catalog showrooms, discounters, direct mail suppliers and televised home shopping. Several of Finlay's competitors are substantially larger and have greater financial resources than Finlay. Management believes that competition in the retail jewelry industry is based primarily on the price, quality, fashion appeal and perceived value of the product offered and on the reputation, integrity and service of the retailer.

     With respect to the operation of Departments in host store groups, Finlay competes with a limited number of other established Department lessees, such as J.B. Rudolph, and department store chains. Management believes that competition for the operation of Departments is based principally on the reputation of the operator for integrity, the expertise and experience of the operator in offering an attractive selection of merchandise at competitive prices, and the operator's ability to generate lease fees for the host stores. See '--Store Relationships--Terms of Lease Agreements' with respect to certain limitations on Finlay's ability to compete.

SEASONALITY

     The retail jewelry business is highly seasonal. See 'Selected Consolidated Financial Data' and 'Management's Discussion and Analysis of Financial Condition and Results of Operations-- Seasonality'.

ITEM 2. PROPERTIES

     The only real estate owned by Finlay is the distribution and warehouse facility, totaling 106,200 square feet (of which 17,350 is leased to a tenant), at 205 Edison Avenue, Orange, Connecticut. Finlay leases approximately 18,400 square feet at 521 Fifth Avenue, New York, New York, and 49,100 square feet at 529 Fifth Avenue, New York, New York for its executive, accounting, advertising, the majority of its data processing operations and other administrative functions. The leases for such space expire September 30, 2008. For certain operations at 500 Eighth Avenue, New York, New York, Finlay has leased approximately 9,200 square feet under a lease which expires January 31, 2000. Finlay also leases retail space for its New York Jewelry Outlet and French stand-alone stores and office space in France for Sonab's corporate operations. Generally, as part of Finlay's domestic lease arrangements, host stores provide office space to Finlay's host store group management personnel free of charge.

ITEM 3. LEGAL PROCEEDINGS

     Finlay is involved in certain legal actions arising in the ordinary course of business. Management believes none of these actions, either individually or in the aggregate, will have a material adverse effect on Finlay's business, financial position or results of operations.

     Commonly in the retail jewelry industry, a substantial amount of merchandise is sold at a discount to the 'regular' or 'original' price. Finlay's experience is consistent with this practice. See 'Business-- Products and Pricing'. A number of states in which Finlay operates have regulations which require retailers who offer merchandise at discounted prices to offer the merchandise at the 'regular' or 'original' prices for stated periods of time. Finlay has received inquiries and has been subject to investigation from time to time by various states with respect to its compliance with such regulations. In 1987 and 1989, Finlay entered into consent decrees with the states of Wisconsin and Georgia, respectively, in connection with Finlay's past sales discounting and other practices and paid nominal fines to both states. In addition, one of Finlay's store groups entered into a consent decree with the state of Oregon in 1988 and two others are subject to standing injunctions, one issued at the request of the state of California in 1988 and the other issued at the request of the state of Colorado in 1990, regarding the sales discounting practices of the host store groups in the respective states. As a lessee of the host store groups, Finlay is obligated to comply with the consent decree and injunctions in effect with respect to the host store groups. Although Finlay receives inquiries from various state authorities from time to time, management believes it is in substantial compliance with all applicable federal and state laws with respect to such practices.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Common Stock of the Company is traded on the Nasdaq National Market under the symbol 'FNLY'. The high and low sales prices for the Common Stock during 1996 and 1997 were as follows:

                                                                                   FISCAL YEAR ENDED
                                                                -------------------------------------------------------
                                                                                                          JANUARY 31,
                                                                          FEBRUARY 1, 1997                   1998
                                                                ------------------------------------    ---------------
                                                                      HIGH                LOW                HIGH
                                                                ----------------    ----------------    ---------------
First Quarter................................................       $15                 $10 1/4            $16 1/2
Second Quarter...............................................        17 1/8              13 1/8             18
Third Quarter................................................        15 3/8              12                 21 7/8
Fourth Quarter...............................................        17 3/4              13 1/2             24 7/8


                                                                     LOW
                                                               ---------------
First Quarter................................................     $13 3/4
Second Quarter...............................................      15
Third Quarter................................................      16 3/4
Fourth Quarter...............................................      19 3/4

     The Company has never paid cash dividends on its Common Stock and has no present intention to pay any cash dividends in the foreseeable future. Certain restrictive covenants in the indentures relating to the Notes (the 'Note Indenture'), Debentures (the 'Debentures Indenture', and collectively the 'Indentures'), the Revolving Credit Agreement and the Gold Consignment Agreement impose limitations on the payment of dividends by the Company.

     During 1997, there were no cash dividends distributed by Finlay Jewelry to the Company. The distributions are generally utilized to pay certain expenses of the Company such as legal, accounting and directors' fees. The Revolving Credit Facility, the Gold Consignment Agreement and the Note Indenture currently restrict annual distributions from Finlay Jewelry to the Company to 0.25% of Finlay Jewelry's net sales for the preceding fiscal year.

     As of March 12, 1998, there were 9,779,703 shares of Common Stock outstanding and approximately 66 record holders of the Common Stock, including holders who are nominees for an undetermined number of beneficial owners, estimated to be in excess of 500. The last reported sale price for the Common Stock on the Nasdaq National Market on March 17, 1998 was $24.50.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial information below should be read in conjunction with 'Management's Discussion and Analysis of Financial Condition and Results of Operations' and the Consolidated Financial Statements and Notes thereto. See 'Index to Consolidated Financial Statements'. The balance sheet and statement of operations data of the Company at February 3, 1996, February 1, 1997 and January 31, 1998 and for each of the fiscal years then ended were derived from consolidated financial statements of the Company, which statements have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report included elsewhere herein. The balance sheet and statement of operations data of the Company at January 29, 1994 and January 28, 1995 and for each of the fiscal years then ended were derived from consolidated financial statements of the Company, which statements have been audited by Arthur Andersen LLP, independent public accountants, and which are not included or incorporated herein.

                                                                   FISCAL YEAR ENDED (1)
                                                  --------------------------------------------------------
                                                  JAN. 29,    JAN. 28,    FEB. 3,     FEB. 1,     JAN. 31,
                                                    1994        1995        1996        1997        1998
                                                  --------    --------    --------    --------    --------
                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Sales........................................   $505,639    $552,090    $654,491    $685,274    $769,862
  Cost of sales................................    237,864     261,263     314,029     330,300     371,085
                                                  --------    --------    --------    --------    --------
  Gross margin (2).............................    267,775     290,827     340,462     354,974     398,777
  Selling, general and administrative
     expenses..................................    223,280     240,274     282,504     290,138     324,777
  Depreciation and amortization................      8,761       8,910       9,659      10,840      12,163

  Management transition and consulting expense
     (3).......................................         --       5,144          --          --          --
  Nonrecurring expenses associated with
     recapitalization (4)......................      1,915          --          --          --
                                                  --------    --------    --------    --------    --------
  Income (loss) from operations................     33,819      36,499      48,299      53,996      61,837
  Other nonrecurring (income)
     expense (5)...............................     17,150          --      (5,000)         --          --
  Interest expense, net........................     25,469      28,488      29,705      31,204      34,115
                                                  --------    --------    --------    --------    --------
  Income (loss) before income taxes............     (8,800)      8,011      23,594      22,792      27,722
  Provision for income taxes...................        405       5,280       9,343      11,035      12,527
                                                  --------    --------    --------    --------    --------
  Net income (loss)............................   $ (9,205)   $  2,731    $ 14,251    $ 11,757    $ 15,195
                                                  --------    --------    --------    --------    --------
                                                  --------    --------    --------    --------    --------
  Net income (loss) applicable to common
     shares....................................   $(12,799)   $   (601)   $  3,534    $ 11,757    $ 15,195
  Net income (loss) per share applicable to
     common shares:
     Basic net income (loss) per share.........   $  (6.49)   $  (0.27)   $   0.55    $   1.59    $   1.89
     Diluted net income (loss) per share.......   $  (6.06)   $  (0.25)   $   0.53    $   1.55    $   1.84
  Weighted average number of shares and share
     equivalents outstanding (000's)...........      2,112       2,395       6,640       7,570       8,276

                                                                   FISCAL YEAR ENDED (1)
                                                  --------------------------------------------------------
                                                  JAN. 29,    JAN. 28,    FEB. 3,     FEB. 1,     JAN. 31,
                                                    1994        1995        1996        1997        1998
                                                  --------    --------    --------    --------    --------
                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING AND FINANCIAL DATA:
  Number of Departments (end of period) (6)....        757         903         941         939       1,117
  Percentage increase in sales.................        6.7%        9.2%       18.5%        4.7%       12.3%
  Percentage increase in comparable Department
     sales (6)(7)..............................        0.7%        4.5%        5.7%        5.9%        5.5%
  Average sales per Department (6)(8)..........   $    673    $    674    $    710    $    729    $    749
  EBITDA (9)...................................     42,580      45,409      57,958      64,836      74,000
  EBITDA-FIFO (as adjusted) (10)...............     46,424      51,398      58,901      66,755      71,670
  Capital expenditures.........................      9,150      11,228      14,933      17,533      19,338
BALANCE SHEET DATA--END OF PERIOD:
  Working capital..............................   $ 21,728    $ 27,362    $ 66,395    $ 77,616    $108,395
  Total assets.................................    292,112     340,764     395,145     421,273     508,236
  Short-term debt, including current portion of
     long-term debt............................      1,271         576         206           2          --
  Long-term debt, excluding current portion....    194,234     201,217     202,905     211,427     221,026
  Series C Preferred Stock.....................     22,096      25,428          --          --
  Total stockholders' equity (deficit).........    (56,799)    (57,084)     12,784      22,505      72,339


------------------
 (1) Each of the fiscal years for which information is presented includes 52 weeks except 1995, which includes 53 weeks.

 (2) Finlay utilizes the LIFO method of accounting for inventories. If Finlay had valued inventories at actual cost, as would have resulted from the specific identification inventory valuation method, the gross margin would have increased (decreased) as follows: $1.9 million, $0.8 million, $0.9 million, $1.9 million and $(2.3) million for 1993, 1994, 1995, 1996 and 1997, respectively.

 (3) Included in 1994 are compensation and benefits for a former senior executive totaling $3.1 million as a result of the termination of his employment agreement and other management transition and consulting expense totaling $2.0 million.

 (4) Included in 1993 in connection with the 1993 Recapitalization is the redemption of outstanding equity participation units in accordance with the terms and conditions of the Company's former equity participation plan totaling $0.9 million and bonuses totaling $1.0 million.

 (5) Included in 1993 are nonrecurring expenses of $17.2 million relating to the write-off of certain deferred financing costs and other expenses incurred in connection with the 1993 Recapitalization. See Note 1 of Notes to Consolidated Financial Statements of the Company. Included in 1995 are proceeds of $5.0 million from a life insurance policy Finlay maintained on a senior executive.

 (6) Includes, beginning in 1994, Departments and stand-alone locations.

 (7) Comparable Department sales are calculated by comparing the sales from Departments open for the same months in the comparable periods.

 (8) Average sales per Department is determined by dividing sales by the average of the number of Departments open at the beginning and at the end of each period. For 1994, the effect of the acquisition of Sonab, and subsequent Department openings by Sonab, was prorated in determining average sales per Department.

 (9) EBITDA represents income from operations before depreciation and amortization expenses. For 1993, EBITDA includes the effect of nonrecurring expenses totaling $1.9 million described in Note 4 above and for 1994, EBITDA includes the effect of management transition and consulting expense totaling $5.1 million described in Note 3 above. The Company believes EBITDA provides additional information for determining its ability to meet future debt service requirements.

(10) EBITDA-FIFO(as adjusted) represents EBITDA before the LIFO provision and before nonrecurring expenses of $1.9 million deducted in arriving at income from operations for 1993 and management transition and consulting expense of $5.1 million deducted in arriving at income from operations for 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following should be read in conjunction with 'Selected Consolidated Financial Information' and the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

     Certain statements under this caption 'Management's Discussion and Analysis of Financial Condition and Results of Operations' constitute 'forward-looking statements' under the Securities Act of 1933, as amended (the 'Securities Act'), and the Securities Exchange Act of 1934, as amended (the 'Exchange Act'). See 'Special Note Regarding Forward-Looking Statements'.

GENERAL

     Since 1994, sales have increased by $217.8 million to $769.9 million, a compound annual growth rate of 11.7%, while comparable Department sales have increased by 5.7%, 5.9% and 5.5% in 1995, 1996 and 1997, respectively. Comparable Department sales include Departments open for the same months during comparable periods. The increase in total sales during this period is the result of (i) adding 214 net new Departments and stand-alone stores, including 139 Departments from the Diamond Park Acquisition, and (ii) increasing comparable Department sales. Management attributes its comparable Department sales increases during this period to the following Company initiatives: (i) introducing its 'Key Item' and 'Best Value' merchandising programs, which provide a targeted assortment of items at competitive prices; (ii) increasing focus on holiday and event-driven promotions as well as host store marketing programs; (iii) positioning the Company's Departments as a 'destination location' for fine jewelry; and (iv) implementing project PRISM (Promptly Reduce Inefficiencies and Sales Multiply), a program designed to allow Finlay's sales associates more time for customer sales and service.

     Gross margin as a percentage of sales has decreased from 52.0% in 1995 to 51.8% in 1997. This decrease is principally the result of the Company's 'Key Item' and 'Best Value' programs, which produce higher sales volume and a slightly lower gross margin, on average, than other merchandise, offset, in 1997, by the favorable impact of the LIFO method of inventory. In 1997, the Company's gross margin as a percentage of sales was unchanged as compared to 1996.

     Selling, general and administrative expenses ('SG&A') as a percentage of sales have decreased from 43.2% in 1995 to 42.2% in 1997. Management attributes this improvement to (i) leveraging operating expenses through higher sales and
(ii) reducing the level of certain operating expenses through the ongoing implementation of project PRISM. The components of SG&A include payroll expense, lease fees, net advertising expenditures and other field and administrative expenses.

     As a result of the 1993 Recapitalization and the 1988 Leveraged Recapitalization (as defined in Note 1 of Notes to Consolidated Financial Statements), the Company is highly leveraged and, as such, interest expense had a significant impact on the Company's results of operations. In addition, the

Company records approximately $3.0 million of goodwill amortization annually resulting from the 1988 Leveraged Recapitalization.

     Finlay entered the international fine jewelry retailing market in October 1994 by acquiring Sonab, which as of January 31, 1998 operated 155 Departments and three stand-alone stores, principally in France. Finlay's results of operations for 1995 reflect the first full year of Sonab's operations. In 1996, Finlay expanded its international operations into Germany with the opening of a Department in a new Galeries Lafayette store in Berlin.

DIAMOND PARK ACQUISITION

     On October 6, 1997, Finlay completed the acquisition of certain assets of Diamond Park, a leading operator of Departments, for approximately $63.0 million. By acquiring Diamond Park, Finlay added 139 Departments that had total sales of $103.0 million for the twelve months ended January 31, 1998 and also added new host store relationships with Mercantile Stores, Marshall Field's and Parisian. Management believes that, in addition to increasing sales volume, the Diamond Park Acquisition will improve Finlay's results of operations through the leveraging of expenses and the achievement of other operating synergies.

RESULTS OF OPERATIONS

     The following table sets forth operating results as a percentage of sales for the periods indicated:

                                                                             FISCAL YEAR ENDED
                                                                 -----------------------------------------
                                                                  FEB. 3,        FEB. 1,        JAN. 31,
                                                                    1996           1997           1998
                                                                 ----------     ----------     -----------
STATEMENT OF OPERATIONS DATA:
Sales........................................................       100.0%         100.0%          100.0%
Cost of sales................................................        48.0           48.2            48.2
                                                                 ----------     ----------     -----------
  Gross margin...............................................        52.0           51.8            51.8
Selling, general and administrative expenses.................        43.2           42.3            42.2
Depreciation and amortization................................         1.4            1.6             1.6
                                                                 ----------     ----------     -----------
Income (loss) from operations................................         7.4            7.9             8.0
Other nonrecurring income(1).................................       (0.7)             --              --
Interest expense, net........................................         4.5            4.6             4.4
                                                                 ----------     ----------     -----------
Income (loss) before income taxes............................         3.6            3.3             3.6
Provision (credit) for income taxes..........................         1.4            1.6             1.6
                                                                 ----------     ----------     -----------
Net income (loss)............................................         2.2%           1.7%            2.0%
                                                                 ----------     ----------     -----------
                                                                 ----------     ----------     -----------

OTHER SUPPLEMENTAL DATA:
EBITDA(2)....................................................         8.9%           9.5%            9.6%
EBITDA-FIFO (as adjusted)(3).................................         9.0%           9.7%            9.3%

------------------
(1) Included in other nonrecurring income for 1995 are proceeds of $5.0 million from a life insurance policy Finlay maintained on a senior executive.

(2) EBITDA represents income from operations before depreciation and amortization expenses. Management believes EBITDA provides additional information for determining its ability to meet future debt service requirements.

(3) EBITDA-FIFO (as adjusted) represents EBITDA before the LIFO provision.

1997 COMPARED WITH 1996

     SALES. Sales increased $84.6 million, or 12.3%, in 1997 compared to 1996. Comparable Department sales increased 5.5%. Management attributes this increase in comparable Department sales primarily to the 'Key Item' and 'Best Value' merchandising programs and to the marketing initiatives discussed above. Sales increased $46.9 million as a result of the net new store openings, primarily due to the acquisition of the Diamond Park Departments. During 1997, Finlay opened 188 Departments and closed ten Departments. The openings were comprised of the following:

                                 NUMBER OF
                                DEPARTMENTS/
         STORE GROUP               STORES                               REASON
-----------------------------   ------------   ---------------------------------------------------------
Mercantile Stores............         90       Diamond Park Acquisition.
Marshall Field's.............         21       Diamond Park Acquisition.
Parisian.....................         28       Diamond Park Acquisition.
Monoprix.....................         16       Expansion in France.
Other........................         33       Department openings within existing store groups.
                                   -----
                                     188
                                   -----
                                   -----

     These openings were offset by ten Departments closed within existing host store groups.

     GROSS MARGIN. Gross margin increased by $43.8 million in 1997 compared to 1996 and, as a percentage of sales, gross margin was unchanged compared to 1996. During 1997, the Company benefited from a decrease in the LIFO provision as well as the inclusion of the results of Diamond Park, which contributed $26.4 million to the Company's gross margin, offset by management's efforts to increase market penetration and market share through its pricing strategy.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A increased $34.6 million, or 11.9%, in 1997 compared to 1996 due primarily to payroll expense and lease fees associated with the increase in the Company's sales. As a percentage of sales, SG&A decreased by 0.1% in 1997 compared to 1996 as a result of the leveraging of these expenses.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by $1.3 million in 1997 compared to 1996, reflecting $19.3 million in capital expenditures for the most recent twelve months, offset by the effect of certain assets becoming fully depreciated. The increase in fixed assets was primarily due to the addition of new Departments and the renovation of existing Departments.

     INTEREST EXPENSE, NET. Interest expense increased by $2.9 million in 1997 compared to 1996, reflecting an increase in average borrowings ($324.6 million for 1997 compared to $283.3 million for 1996) primarily as a result of financing the Diamond Park Acquisition and an increase in the outstanding balance of the Debentures due to the accretion of interest. The increase in average borrowings was partially offset by a lower weighted average interest rate (10.1% for 1997 compared to 10.3% for 1996).

     PROVISION FOR INCOME TAXES. The income tax provision for 1997 and 1996 reflects an effective tax rate of 41.5%.

     NET INCOME. Net income of $15.2 million for 1997 represents an increase of $3.4 million as compared to the net income of $11.8 million in 1996 as a result of the factors discussed above.

1996 COMPARED WITH 1995

     SALES. Sales increased $30.8 million, or 4.7%, in 1996 compared to 1995. Comparable Department sales increased 5.9%. Management attributes this increase in comparable Department sales primarily to the 'Key Item' and 'Best Value' merchandising programs and to the marketing initiatives discussed above. Sales decreased $7.8 million as a result of the net effect of new store openings offset by store closings as well as the timing of such Department openings and closings. During 1996, Finlay opened 84 Departments and closed 86 Departments. The openings were comprised of the following:

                                 NUMBER OF
                                DEPARTMENTS/
         STORE GROUP               STORES                               REASON
-----------------------------   ------------   ---------------------------------------------------------
Hecht's......................         13       May's acquisition of Strawbridge's.
Monoprix.....................         26       Expansion in France.
Debenhams....................          7       Departments in the United Kingdom.
New York Jewelry Outlet......          2       Additional outlet stores.

Other........................         36       Department openings within existing store groups.
                                   -----
                                      84
                                   -----
                                   -----

     The closings were comprised of the following:

                                 NUMBER OF
                                DEPARTMENTS/
         STORE GROUP               STORES                               REASON
-----------------------------   ------------   ---------------------------------------------------------
Emporium/Weinstocks..........         29       Acquired by Federated and integrated into Macy's.
The Jones Store Co...........          8       Lessor consolidated with one lessee.
Maison Blanche/Gayfers.......         17       Lessor consolidated with one lessee.
Other........................         32       Department closings within existing store groups.
                                   -----
                                      86
                                   -----
                                   -----

The majority of the 32 closings within existing host store groups resulted from host store decisions to close the stores, with nine of the stores reopening at new locations with Finlay operated Departments (including two which reopened in 1997). Ten closings resulted from Finlay's decision to close unprofitable Departments in Steinbach stores.

     GROSS MARGIN. Gross margin increased by $14.5 million in 1996 compared to 1995 but, as a percentage of sales, gross margin decreased by 0.2% primarily due to an increase in the LIFO provision and to a lesser extent as a result of management's efforts to increase market penetration and market share through its pricing strategy.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A increased $7.6 million, or 2.7%, in 1996 compared to 1995 due primarily to payroll expense and lease fees associated with the increase in the Company's sales. As a percentage of sales, SG&A decreased by 0.9% in 1996 compared to 1995 as a result of the leveraging of these expenses.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by $1.2 million in 1996 compared to 1995, reflecting $17.5 million in capital expenditures for the most recent twelve months, offset by the effect of certain assets becoming fully depreciated. The increase in fixed assets was due to the addition of new Departments and the renovation of existing Departments.

     OTHER NONRECURRING INCOME. The Company received during the second calendar quarter of 1995, proceeds of $5.0 million from a life insurance policy maintained on a senior executive.

     INTEREST EXPENSE, NET. Interest expense increased by $1.5 million in 1996 compared to 1995 reflecting an increase in average borrowings ($283.3 million for 1996 compared to $269.5 million for 1995) partially offset by a lower weighted average interest rate (10.3% for 1996 compared to 10.5% for 1995).

     PROVISION FOR INCOME TAXES. The income tax provision for 1996 and 1995 reflects an effective tax rate of 41.5%.

     NET INCOME. Net income of $11.8 million for 1996 represents a decrease of $2.5 million as compared to the net income of $14.3 million in 1995 as a result of the factors discussed above. Excluding the effect of the receipt of life insurance proceeds in 1995, net income of $11.8 million in 1996 represents an increase of $2.5 million from $9.3 million in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Finlay's primary capital requirements are for funding working capital for new Departments and for working capital growth of existing Departments and, to a lesser extent, capital expenditures for opening new Departments and renovating existing Departments. For 1997, capital expenditures totaled $19.3 million, which included construction costs related to the Company's distribution and warehouse facility, and in 1996 totaled $17.5 million. Total capital expenditures for 1998 are estimated to be approximately $15.0 million. Although capital expenditures are limited by the terms of the Revolving Credit Agreement, to date this limitation has not precluded the Company from satisfying its capital expenditure requirements.

     Finlay's operations substantially preclude customer receivables and in recent years, on average, approximately 50% of Finlay's domestic merchandise has been carried on consignment. Accordingly, management believes that relatively modest levels of working capital are required in comparison to many other retailers. The Company's working capital balance was $108.4 million at January 31, 1998, an increase of $30.8 million from February 1, 1997. The increase resulted primarily from the net proceeds to the Company from the 1997 Offering and the impact of 1997's net income exclusive of depreciation and amortization, partially offset by a decrease in working capital relating to the Diamond Park Acquisition and capital expenditures. Based on the seasonal nature of Finlay's business, working capital requirements and therefore borrowings under the Revolving Credit Agreement can be expected to increase on an interim basis during the first three quarters of any given fiscal year. See '--Seasonality'.

     The seasonality of Finlay's business causes working capital requirements to reach their highest level in the months of October and November in anticipation of the year-end holiday season. Accordingly, Finlay experiences seasonal cash needs as inventory levels peak. The Revolving Credit Agreement presently provides Finlay with a line of credit of up to $225.0 million to finance seasonal cash and other working capital needs, and Finlay is in discussions to amend the Revolving Credit Agreement to increase the line of credit thereunder to $275.0 million and to make certain other changes thereto. There can, however, be no assurance that the Revolving Credit Agreement will be amended as presently contemplated or at all. Amounts outstanding under the Revolving Credit
Agreement presently bear interest at a rate equal to, at Finlay's option,
(i) the Index Rate (as defined in the Revolving Credit

Agreement) plus 0.5% or (ii) adjusted LIBOR plus 1.5%. Commencing in late 1998, amounts outstanding under the Revolving Credit Agreement will bear interest at a rate equal to, at Finlay's option, (i) the Index Rate plus a margin ranging from zero to 1.0% or (ii) adjusted LIBOR plus a margin ranging from 1.0% to 2.0%, in each case depending on the financial performance of the Company.

     In each year, Finlay is required to reduce the outstanding revolving credit balance and letter of credit balance under the Revolving Credit Agreement to $50.0 million or less and $20.0 million or less, respectively, for a 30 consecutive day period (the 'Balance Reduction Requirement'). In addition, the Indentures require Finlay to reduce the balance under the Revolving Credit Agreement in each year to $10.0 million or less for a specified 25 consecutive day period; it is anticipated by management that the indentures relating to the Senior Debentures and Senior Notes, however, will not have a balance reduction requirement. Borrowings under the Revolving Credit Agreement at January 31, 1998 were zero. Borrowings under the Revolving Credit Agreement were also zero at February 1, 1997 in accordance with the then-applicable Balance Reduction Requirement. The average amounts outstanding under the Revolving Credit Agreement for 1996 and 1997 were $75.4 million and $107.7 million, respectively. The maximum amount outstanding for 1997 was $189.2 million.

     The Company expects to use the funds resulting from the 1997 Offering for working capital, repayment of indebtedness or other general corporate purposes. The Indentures restrict the Company's ability to use the net proceeds from the 1997 Offering to repay indebtedness incurred under the Revolving Credit Agreement.

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

     Finlay's long-term needs for external financing will depend on its rate of growth, the level of internally generated funds and the ability to continue obtaining substantial amounts of merchandise on advantageous terms, including consignment arrangements with its vendors. As of January 31, 1998, $219.8 million of consignment merchandise from over 200 vendors was on hand as compared to $194.3 million at February 1, 1997. For 1997, Finlay had an average balance of consignment merchandise of $216.5 million as compared to an average balance of $201.8 million in 1996. See 'Business--Store Relationships' and

'Business--Purchasing and Inventory'.

     A substantial amount of Finlay's operating cash flow has been used or will be required to pay, directly or indirectly, interest with respect to the Debentures and the Notes and amounts due under the Revolving Credit Agreement, including the payments required pursuant to the Balance Reduction Requirement and, upon the completion of the Equity Offering and Refinancing, if consummated, the Senior Debentures and the Senior Notes. As of January 31, 1998, Finlay's outstanding borrowings were $221.0 million, which included an $86.0 million balance under the Debentures and a $135.0 million balance under the Notes and, after giving effect to the contemplated Refinancing, a $75.0 million balance under the Senior Debentures and a $150.0 million balance under the Senior Notes. On May 1, 1998, the Company will have a one-time option, in accordance with the Debenture Indenture, to prepay all or a portion of the $39.0 million of accreted interest on the Debentures as of such date. The Company intends to prepay, subject to satisfaction of certain covenants and conditions, all such accreted interest to reduce outstanding indebtedness and to take advantage of the resulting tax benefits relating to the deductibility of such prepayment in 1998. In addition, Finlay intends to redeem the outstanding principal amounts, including associated premiums, of the Debentures and Notes approximately 30 days following the consummation of the Equity Offering and the sale of the Senior Debentures and Senior Notes, although there can be no assurance that Finlay will be able to do so. Finlay intends to fund this prepayment and the redemption using the proceeds from the contemplated sale of the Senior Debentures and the Equity Offering. The Debentures do not pay cash interest until November 1, 1998. In connection with the proposed redemption of the Debentures and the Notes, the Company expects to record, in the quarter in which the redemption occurs, a pre-tax nonrecurring charge of approximately $12.0 million, including $7.1 million for redemption premiums and $3.4 million to write off deferred financing costs associated with the Debentures and Notes.

     Finlay Jewelry is party to the Gold Consignment Agreement, which expires on May 31, 1998. The Gold Consignment Agreement enables Finlay Jewelry to receive merchandise by providing gold, or otherwise making payment, to certain vendors. Finlay Jewelry can obtain, pursuant to the Gold Consignment Agreement, up to the lesser of (i) 85,000 fine troy ounces or (ii) $25.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At January 31, 1998, amounts outstanding under the Gold Consignment Agreement totaled 39,676 fine troy ounces, valued at approximately $12.1 million. The average amount outstanding under the Gold Consignment Agreement was $14.3 million in 1997. Finlay Jewelry is in discussions with the cosignor under such agreement to (i) renew the Gold Consignment Agreement through December 31, 2001,
(ii) allow Finlay Jewelry to obtain up to the lesser of (x) 85,000 fine troy ounces or (y) $32.0 million worth of gold and (iii) make certain other modifications. There can, however, be no assurance that the Gold Consignment Agreement will be amended as presently contemplated or at all.

     Although Finlay implemented financial and distribution software during 1997 that is Year 2000 compliant, Finlay has not yet fully assessed the impact of the Year 2000 issue on its other computer systems and its operations, including the development of cost estimates and the extent of computer programming changes required to address this issue. Any disruption on its operations, whether caused by the Company's computer systems or those of any of its host stores or vendors, could have a material adverse effect on the Company's financial position or results of operations. Although final cost estimates have yet to be determined, it is anticipated that these Year 2000 costs will result in an increase in Finlay's expenses during 1998 and 1999. In addition, there can be no assurance that the Company will not experience significant cost overruns or delays in connection with upgrading software or the programming of changes required to address this issue.

     Section 382 of the Internal Revenue Code of 1986, as amended (the 'Code') restricts utilization of net operating loss carryforwards ('NOLs') after an ownership change exceeding 50%. As a result of the 1993 Recapitalization, a change in ownership of the Company exceeding 50% occurred within the meaning of
Section 382 of the Code. Similar restrictions apply to other carryforwards. Consequently, there is a material limitation on the Company's annual utilization of its NOLs and other carryforwards which requires a deferral or loss of the utilization of such NOLs or other carryforwards. The Company had, at October 31, 1997 (the Company's tax year end), a NOL for tax purposes of approximately $12.0 million which is subject to an annual limit of approximately $2.0 million per year. For financial reporting purposes, no NOL exists as of January 31, 1998. An additional change in ownership within the meaning of Section 382 of the Code has occurred as a result of the 1997 Offering. However, there are no additional restrictions upon the Company's ability to utilize its NOLs or other carryforwards as a result of such ownership change. See Note 9 of Notes to Consolidated Financial Statements of the Company.

     On March 19, 1998, Liberty House, one of the host stores in which Finlay operates, filed a voluntary petition under the Bankruptcy Code. The Company is currently receiving weekly payments towards the outstanding balance of approximately $2.0 million that was due to the Company prior to the filing of the bankruptcy petition. Finlay believes that the bankruptcy of Liberty House will not have a material adverse effect on Finlay's financial position or results of operations.

     From time to time, Finlay enters into futures contracts, such as options or forwards, based upon the anticipated sales of gold product in order to hedge against the risk arising from its payment arrangements. Changes in the market value of futures contracts are accounted for as an addition to or reduction from the inventory cost. For the year ended January 31, 1998, the gain or loss on open futures contracts was not material. The Company did not have any open positions in futures contracts for gold at January 31, 1998. There can be no assurance that these hedging techniques will be successful or that hedging transactions will not adversely affect the Company's results of operations or financial position.

     Finlay believes that, based upon current operations, anticipated growth, and increased availability under the Revolving Credit Agreement, Finlay Jewelry will, for the foreseeable future, be able to meet its debt service and anticipated working capital obligations, and to make distributions to the Company sufficient to permit the Company to meet its debt service obligations and to pay certain other expenses as they come due. No assurances, however, can be given that Finlay Jewelry's current level of operating results will continue or improve or that Finlay Jewelry's income from operations will continue to be sufficient to permit Finlay Jewelry and the Company to meet their debt service and other obligations. The principal financing arrangements currently restrict annual distributions from Finlay Jewelry to the Company to 0.25% of Finlay Jewelry's net sales for the preceding fiscal year. The amounts required to satisfy the aggregate of Finlay Jewelry's interest expense and required amortization payments totaled $21.7 million and $23.4 million for 1996 and 1997, respectively.

SEASONALITY

     Finlay's business is highly seasonal, with a significant portion of its sales and income from operations generated during the fourth quarter of each year, which includes the year-end holiday season. The fourth quarter accounted for an average of 42% of Finlay's sales and 82% of its income from operations (excluding nonrecurring charges) for 1995, 1996 and 1997. Finlay has typically experienced net losses in the first three quarters of its fiscal year. During these periods, working capital requirements have been funded by borrowings under the Revolving Credit Agreement. Accordingly, the results for any of the first three quarters of any given fiscal year, taken individually or in the aggregate, are not indicative of annual results. See Note 11 of Notes to Consolidated Financial Statements of the Company.

     The Company's Sales and Income (loss) from operations for each quarter of 1995, 1996 and 1997 were as follows:

                                                                     FISCAL QUARTER
                                                      --------------------------------------------
                                                       FIRST       SECOND      THIRD       FOURTH
                                                      --------    --------    --------    --------
                                                                 (DOLLARS IN THOUSANDS)
1995:
  Sales............................................   $112,716    $135,428    $132,058    $274,289
  Income (loss) from operations....................     (1,220)      5,022       3,443      41,054
1996:
  Sales............................................    130,719     137,188     136,140     281,227
  Income (loss) from operations....................        347       6,124       4,366      43,159
1997:
  Sales............................................    134,592     148,060     148,770     338,440
  Income (loss) from operations....................        950       6,585       3,999      50,303

INFLATION

     The effect of inflation on Finlay's results of operations has not been material in the periods discussed.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


     This Annual Report on Form 10-K ('Form 10-K') includes 'forward-looking statements' within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under 'Management's Discussion and Analysis of Financial Condition and Results of Operations', as well as trends in the general economy, competition in the retail jewelry business, the seasonality of the retail jewelry business, the Company's ability to increase comparable Department sales and to open new Departments, the Company's dependence on certain host store relationships due to the concentration of sales generated by such host stores, the availability to the Company of alternate sources of merchandise supply in the case of an abrupt loss of any significant supplier, the Company's ability to continue to obtain substantial amounts of merchandise on consignment, the Company's dependence on key officers, the Company's ability to integrate the Diamond Park assets (and any future acquisitions) into its existing business, the Company's high degree of leverage and the availability to the Company of financing and credit on favorable terms and changes in regulatory requirements which are applicable to the Company's business.

     Readers are cautioned not to rely on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of this Form 10-K. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this Form 10-K. In addition to the disclosure contained herein, readers should carefully review any disclosure of risks and uncertainties contained in other documents the Company files or has filed from time to time with the Commission pursuant to the Exchange Act.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                             PAGE
                                                                                                             ----

FINLAY ENTERPRISES, INC.
Report of Independent Public Accountants..................................................................    F-2
Consolidated Statements of Operations for the years ended February 3, 1996, February 1, 1997 and January
  31, 1998................................................................................................    F-3
Consolidated Balance Sheets as of February 1, 1997 and January 31, 1998...................................    F-4
Consolidated Statements of Changes in Stockholders' Equity for the years ended February 3, 1996, February
  1, 1997 and January 31, 1998............................................................................    F-5
Consolidated Statements of Cash Flows for the years ended February 3, 1996, February 1, 1997, and January

  31, 1998................................................................................................    F-6
Notes to Consolidated Financial Statements................................................................    F-7

FINLAY FINE JEWELRY CORPORATION
Report of Independent Public Accountants..................................................................   F-23
Consolidated Statements of Operations for the years ended February 3, 1996, February 1, 1997 and January
  31, 1998................................................................................................   F-24
Consolidated Balance Sheets as of February 1, 1997 and January 31, 1998...................................   F-25
Consolidated Statements of Changes in Stockholder's Equity for the years ended February 3, 1996, February
  1, 1997 and January 31, 1998............................................................................   F-26
Consolidated Statements of Cash Flows for the years ended February 3, 1996, February 1, 1997, and January
  31, 1998................................................................................................   F-27
Notes to Consolidated Financial Statements................................................................   F-28

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

               NAME                   AGE                                  POSITION
-----------------------------------   ---   ----------------------------------------------------------------------
David B. Cornstein.................   59    Chairman of the Company and Director
Arthur E. Reiner...................   57    President, Chief Executive Officer and Vice Chairman of the Company,
                                              Chairman and Chief Executive Officer of Finlay Jewelry and Director
Joseph M. Melvin...................   47    Executive Vice President and Chief Operating Officer of the Company
                                              and President and Chief Operating Officer of Finlay Jewelry
Leslie A. Philip...................   51    Executive Vice President of the Company and Executive Vice
                                              President--Merchandising and Sales Promotion of Finlay Jewelry
Barry D. Scheckner.................   48    Senior Vice President and Chief Financial Officer of the Company and
                                              Finlay Jewelry
Edward Stein.......................   53    Senior Vice President and Director of Stores of Finlay Jewelry
Rohit M. Desai.....................   59    Director
James Martin Kaplan................   53    Director
Thomas H. Lee......................   53    Director
Norman S. Matthews.................   65    Director
Hanne M. Merriman..................   56    Director
Warren C. Smith, Jr................   41    Director


     The Company, the Lee Investors, the Desai Investors, the Management Stockholders and certain third parties are parties to a Stockholders' Agreement that was amended prior to completion of the 1997 Offering (the 'Stockholders' Agreement'). The Stockholders' Agreement provides, among other things, that all parties thereto, subject to certain conditions, vote their shares to fix the number of members of the Board of Directors of the Company at eight and to vote in favor of six directors who will be nominated as follows: two by the Lee Investors; one by the Desai Investors; two by Mr. Cornstein (one of whom must be a management employee of the Company); and one by Mr. Reiner. The nomination and election of the remaining two directors is not governed by the Stockholders' Agreement, although the Stockholders' Agreement does require that such directors not be parties to the Stockholders' Agreement.

     Notwithstanding the foregoing, the right of various persons to designate directors will be reduced or eliminated at such time as they own less than certain specified percentages of the shares of Common Stock then outstanding. Pursuant to the Stockholders' Agreement (i) Messrs. Lee and Smith were nominated to the Board of Directors as the designees of the Lee Investors, (ii) Mr. Desai was nominated by the Desai Investors, (iii) Messrs. Cornstein and Kaplan were nominated by Mr. Cornstein and (iv) Mr. Reiner nominated himself.

     The Stockholders' Agreement also provides that the executive committee of the Board of Directors will consist of five directors, including one independent director selected by the Board of Directors, one member designated by Mr. Lee (so long as the Lee Investors have the right to designate a nominee for director), one member designated by the Desai Investors (so long as the Desai Investors have the right to designate a nominee for director) and two members designated by Mr. Cornstein (which number will be reduced to one if Mr. Cornstein is only entitled to designate one nominee for director and none if Mr. Cornstein ceases to have the right to designate a nominee for director). The executive committee for the Company presently consists of Messrs. Lee, Desai, Matthews, Cornstein and Kaplan. See information under the caption 'Certain Relationships and Related Transactions--Stockholders' Agreement' to be included in the Proxy Statement.

     Under the Company's Restated Certificate of Incorporation, the Company's Board of Directors is classified into three classes. The members of each class will serve staggered three-year terms. Messrs. Desai and Lee are Class I directors; Messrs. Cornstein, Kaplan and Reiner are Class II directors; and Messrs. Matthews and Smith and Ms. Merriman are Class III directors. The terms of the Class III, Class I and Class II directors expire at the annual meeting of stockholders to be held in 1998, 1999 and 2000, respectively. Officers serve at the discretion of the Board of Directors. Directors who are employees receive no additional compensation for serving as members of the Board. Messrs. Lee, Desai, Smith and Kaplan and Ms. Merriman receive no compensation for serving as directors of the Company. Affiliates of Messrs. Lee and Desai receive fees pursuant to the Management Agreements (as defined under the caption 'Executive Compensation--Compensation Committee Interlocks and Insider Participation' to be included in the Proxy Statement). Messrs. Cornstein and Reiner have employment contracts with Finlay. See information under the caption 'Executive

Compensation--Employment Agreements and Change of Control Arrangements' to be included in the Proxy Statement.


     The business experience, principal occupations and employment of each of the executive officers and directors of the Company and Finlay Jewelry, together with their periods of service as directors and executive officers of the Company and Finlay Jewelry, are set forth below.

     DAVID B. CORNSTEIN has been Chairman of the Company since May 1993 and has been a director of the Company and Finlay Jewelry since their inception in December 1988. From December 1988 to January 1996, Mr. Cornstein was President and Chief Executive Officer of the Company. From December 1985 to December 1988, Mr. Cornstein was President, Chief Executive Officer and a director of a predecessor of the Company. Mr. Cornstein is a director of What A World!, Inc.

     ARTHUR E. REINER became President and Chief Executive Officer of the Company effective January 30, 1996. He has been Vice Chairman of the Board of the Company and Chairman of the Board and Chief Executive Officer of Finlay Jewelry since January 3, 1995. Prior to joining Finlay, Mr. Reiner had spent over 25 years with the Macy's organization. From February 1992 to October 1994, Mr. Reiner was Chairman and Chief Executive Officer of Macy's East, a subsidiary of Macy's. From 1988 to 1992, Mr. Reiner was Chairman and Chief Executive Officer of Macy's Northeast, which was combined with Macy's Atlanta division to form Macy's East in 1992. Mr. Reiner is also a director of Loehmann's, Inc.

     JOSEPH M. MELVIN was appointed as Executive Vice President and Chief Operating Officer of the Company and President and Chief Operating Officer of Finlay Jewelry on May 1, 1997. From September 1975 to March 1997, Mr. Melvin served in various positions with May, including, from 1990 to March 1997, as Chairman of the Board and Chief Operating Officer of Filene's.

     LESLIE A. PHILIP has been Executive Vice President of the Company since May 1997 and Executive Vice President--Merchandising and Sales Promotion of Finlay Jewelry since May 1995. From 1993 to May 1995, Ms. Philip was Senior Vice President--Advertising and Sales Promotion of Macy's, and from 1988 to 1993, Ms. Philip was Senior Vice President--Merchandise--Fine Jewelry at Macy's. Ms. Philip held various other positions at Macy's from 1970 to 1988.

     BARRY D. SCHECKNER has been Senior Vice President and Chief Financial Officer of Finlay Jewelry since December 1988. Mr. Scheckner has also been Senior Vice President and Chief Financial Officer of the Company since September 1992. Prior to September 1992, he was Treasurer of the Company. From February 1983 through December 1988, Mr. Scheckner held various finance and accounting positions with Finlay's predecessors.

     EDWARD STEIN has been Senior Vice President--Director of Stores of Finlay Jewelry since July 1995. From December 1988 to June 1995, Mr. Stein was Vice President--Regional Supervisor of Finlay Jewelry, and occupied similar positions with Finlay's predecessors from December 1983 to December 1988.

     ROHIT M. DESAI has been a director of the Company and Finlay Jewelry since May 1993. Mr. Desai is the founder of and, since its formation in 1984, has been Chairman and President of Desai Capital

Management Incorporated, a specialized equity investment management firm in New York which manages the assets of various institutional clients, including Equity-Linked Investors, L.P., Equity-Linked Investors-II and Private Equity Investors III, L.P. Mr. Desai is also the managing general partner of the general partners of each of Equity-Linked Investors, L.P. and Equity-Linked Investors-II and the managing member of the general partner of Private Equity Investors III, L.P. Mr. Desai serves as a director of The Rouse Company, Sunglass Hut International, Incorporated and Independence Community Bancorp.

     JAMES MARTIN KAPLAN has been a director of the Company, Finlay Jewelry and their predecessors since 1985. Mr. Kaplan is a partner of the law firm of Tenzer Greenblatt LLP, counsel to Finlay, which he joined in 1998. From 1977 to 1998, Mr. Kaplan was a partner with the law firm of Zimet, Haines, Friedman & Kaplan, former counsel to Finlay. Mr. Kaplan is also a director of What A World!, Inc.

     THOMAS H. LEE has been a director of the Company and Finlay Jewelry since May 1993. Since 1974, Mr. Lee has been President of Thomas H. Lee Company. He is a director of First Security Services Corporation, Miller Import Corporation, Sondik Supply Corporation, Livent Inc., Playtex Products, Inc. and Vail Resorts, Inc.

     NORMAN S. MATTHEWS has been a director of the Company and Finlay Jewelry since July 1993. Mr. Matthews has been a retail consultant based in New York for over six years. Prior to that time, Mr. Matthews served as President of Federated. He is also a director of Toys 'R' Us, Inc., The Progressive Corporation, Loehmann's, Inc. and Lechters, Inc.

     HANNE M. MERRIMAN was elected a director of the Company and Finlay Jewelry in December 1997. Ms. Merriman is the Principal in Hanne Merriman Associates, a retail business consulting firm. Previously, she served as President of Nan Duskin, Inc., President and Chief Executive Officer of Honeybee, Inc., a division of Spiegel, Inc., and President of Garfinckel's, a division of Allied Stores Corporation. She is also a director of US Airways Group, Inc., CIPSCO, Inc. Central Illinois Public Service Company, State Farm Mutual Automobile Insurance Company, The Rouse Company, Ann Taylor Stores Corporation and T. Rowe Price Mutual Funds. She is a member of the National Women's Forum and a Trustee of The American-Scandinavian Foundation. She was a member of the Board of Directors of the Federal Reserve Bank of Richmond, Virginia from 1984 to 1990 and served as Chairman in 1989 to 1990.

     WARREN C. SMITH, JR. has served as a director of the Company and Finlay Jewelry since May 1993. Mr. Smith is a Managing Director of Thomas H. Lee Company and has been employed by Thomas H. Lee Company since 1990. In addition, Mr. Smith is Vice President of THL Equity Trust, a general partner of THL Equity Advisors Limited Partnership, the general partner of Thomas H. Lee Equity Partners, L.P. He is also a director of Rayovac Corporation.

ITEM 11. EXECUTIVE COMPENSATION
     The information to be included in the section captioned 'Executive Compensation' in the Proxy Statement is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The following table sets forth certain information with respect to beneficial ownership of the Common Stock as of March 16, 1998 by each of the Company's directors, the Company's Chief Executive Officer and each of the four other most highly compensated executive officers of the Company or Finlay Jewelry, and by all directors and executive officers as a group. No other person is known by the Company to own beneficially more than 5% of the Common Stock. The Company owns all of the issued and outstanding capital stock of Finlay Jewelry.

                                                                             SHARES OF COMMON STOCK
                                                                             BENEFICIALLY OWNED (1)
                                                                            -------------------------
                                                                            NUMBER OF      PERCENTAGE
                                 NAME                                        SHARES         OF CLASS
-----------------------------------------------------------------------     ---------      ----------
Thomas H. Lee(2).......................................................     2,056,261         21.0%
Rohit M. Desai(3)......................................................       704,412          7.2%
David B. Cornstein(4)(5)...............................................       529,195          5.4%

                                                                             SHARES OF COMMON STOCK
                                                                             BENEFICIALLY OWNED (1)
                                                                            -------------------------
                                                                            NUMBER OF      PERCENTAGE
                                 NAME                                        SHARES         OF CLASS
-----------------------------------------------------------------------     ---------      ----------
Arthur E. Reiner(5)(6).................................................       179,279          1.8%
Norman S. Matthews(7)..................................................        54,000         *
Warren C. Smith, Jr.(8)................................................        25,648         *
Leslie A. Philip(5)(9).................................................        25,333         *
Barry D. Scheckner(5)(10)..............................................        20,200         *
Joseph M. Melvin(5)(11)................................................        10,000         *
James Martin Kaplan(5).................................................         4,000         *
Hanne M. Merriman......................................................            --           --
All Directors and Executive
  Officers as a group
  (12 persons)(12).....................................................     3,612,997         36.2%

------------------
  * Less than one percent.

 (1) The persons named in the table have sole voting and investment power with respect to all shares of Common Stock subject to the terms of the Stockholders' Agreement.


 (2) Includes 1,801,510 shares of Common Stock held of record by Thomas H. Lee Equity Partners, L.P. ('THLEP'), the general partner of which is THL Equity Advisors Limited Partnership, a Massachusetts limited partnership of which Mr. Lee is a general partner, and 254,751 shares of Common Stock held of record by 1989 Thomas H. Lee Nominee Trust (the 'Nominee Trust'), 53,259 shares of which are subject to options granted to others. Mr. Lee's address is c/o Thomas H. Lee Company, L.L.C., 590 Madison Avenue, New York, New York 10022.

 (3) Includes 704,412 shares of Common Stock held of record by Equity-Linked Investors-II ('ELI-II'). ELI-II is a limited partnership, the general partners of which are Rohit M. Desai Associates and Rohit M. Desai Associates-II (together, the 'General Partners'), respectively. As general partners, the General Partners have the power to vote and dispose of these securities. Rohit M. Desai is the managing general partner of each of the General Partners. Mr. Desai is also the sole stockholder, chairman of the board and president of Desai Capital Management Incorporated ('DCMI'), which acts as an investment advisor to ELI-II. Under the investment advisory agreements between DCMI and ELI-II, decisions as to the voting or disposition of these securities may be made by DCMI. DCMI and Mr. Desai disclaim beneficial ownership of the securities. The address of Mr. Desai and ELI-II is c/o Desai Capital Management Incorporated, 540 Madison Avenue, New York, New York 10022.

 (4) Includes options to acquire 53,333 shares of Common Stock granted in 1995 having an exercise price of $14.00 per share.

 (5) The address of Messrs. Cornstein, Reiner, Kaplan, Melvin, Scheckner and Stein and Ms. Philip is in care of the Company, 529 Fifth Avenue, New York, New York 10017.

 (6) Includes options to acquire 34,632 shares of Common Stock granted in 1994 having an exercise price of $14.00 per share. In accordance with applicable Commission rules, does not include 334,631 shares subject to options not exercisable within 60 days.

 (7) Includes options to acquire 13,333 shares of Common Stock granted in 1993 having an exercise price of $12.00 per share, options to acquire 13,334 shares of Common Stock granted in 1993 having an exercise price of $16.50 per share, options to acquire 13,334 shares of Common Stock granted in 1995 having an exercise price of $14.00 per share and options to acquire 10,000 shares of Common Stock granted in 1996 having an exercise price of $11.16 per share and options to acquire 4,000 shares of Common Stock granted in 1997 having an exercise price of $13.875 per share. Mr. Matthew's address is 650 Madison Avenue, New York, New York 10022.

 (8) Includes options to acquire 11,064 shares from the Nominee Trust. Mr. Smith's address is c/o Thomas H. Lee Company, 75 State Street, Boston, Massachusetts 02109.

 (9) Includes options to acquire 20,000 shares of Common Stock granted in 1995 having an exercise price of $11.19 per share and options to acquire 5,333 shares of Common Stock granted in 1997 having and exercise price of $13.875 per share.

(10) Includes options to acquire 9,600 shares of Common Stock granted in 1993 having an exercise price of $7.23 per share, options to acquire 6,000 shares of Common Stock granted in 1995 having an exercise price of $14.00 per share and options to acquire 2,600 shares of Common Stock granted in 1997 having an exercise price of $13.875 per share.

(11) Includes options to acquire 10,000 shares of Common Stock granted in 1997 having an exercise price of $14.875 per share.

(12) Includes options to acquire 210,232 shares having exercise prices ranging from $7.23 to $16.50 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information to be included in the section captioned 'Certain Relationships and Related Transactions' in the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this report:

     (1) Financial Statements.

     See Financial Statements Index included in Item 8 of Part II of this Form 10-K.

     (2) Financial Statement Schedules. Consolidated Financial Statements of Finlay Jewelry.

     (3) Exhibits.

     (Exhibit Number referenced to Item 601 of Regulation S-K).

  ITEM
 NUMBER
--------
 3.1         --   Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 filed as part of the Annual Report on Form 10-K for the period ended January 28, 1995 filed by the
                  Company on April 12, 1995).

 3.2         --   Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 of Form S-1
                  Registration Statement, Registration No. 33-88938).

 4.1         --   Article Fourth of the Restated Certificate of Incorporation and Articles II and VI of the Amended
                  and Restated Bylaws (incorporated by reference to Exhibit 4.1 of Form S-1 Registration Statement,
                  Registration No. 33-88938).

 4.2         --   Specimen Common Stock certificate (incorporated by reference to Exhibit 4.2 of Form S-1
                  Registration Statement, Registration No. 33-88938).

 4.3         --   Specimen 12% Senior Discount Debenture Due 2005 issued by the Company (incorporated by reference to
                  Exhibit 4.3 filed as part of the Current Report on Form 8-K filed by the Company on June 10, 1993).

 4.4(a)      --   Indenture dated as of May 26, 1993 between the Company and Marine Midland Bank, as Trustee, relating to the 12% Senior Discount Debenture Due 2005 issued by the Company (incorporated by reference to Exhibit 4.4 filed as part of the Current Report on Form 8-K filed by the Company on
                  June 10, 1993).

 4.4(b)      --   First Supplemental Indenture dated as of October 28, 1994 among the Company, Sonab Holdings, Inc.
                  ('Sonab Holdings'), Sonab International, Inc. ('Sonab International'), Sonab and Marine Midland
                  Bank, as Trustee, to the indenture relating to the 12% Senior Discount Debentures due 2005 issued by the Company (incorporated by reference to Exhibit 4.1 filed as part of the Quarterly Report on
                  Form 10-Q for the period ended October 29, 1994 filed by the Company on December 13, 1994).

 4.4(c)      --   Second Supplemental Indenture, dated as of July 14, 1995, among the Company, Sonab Holdings, Sonab

                  International, Sonab and Marine Midland Bank, as trustee, to the indenture relating to the 12%
                  Senior Discount Debentures due 2005 issued by the Company (incorporated by reference to Exhibit 4.1 filed as part of the Quarterly Report on Form 10-Q for the period ended July 29, 1995 filed by the
                  Company on September 9, 1995).

 4.5         --   Pledge Agreement between the Company, and Marine Midland Bank, as Pledgee, dated as of May 26, 1993
                  (incorporated by reference to exhibit 10.NN filed as part of the Annual Report for the period ended
                  January 29, 1994 filed by the Company on Form 10-K on April 27, 1994).

  ITEM
 NUMBER
--------
 4.6         --   Specimen 10 5/8% Senior Note Due 2003 issued by Finlay Jewelry (incorporated by reference to
                  Exhibit 4.2 filed as part of the Current Report on Form 8-K filed by Finlay Jewelry on June 10,
                  1993).

 4.7(a)      --   Indenture dated as of May 26, 1993 between Finlay Jewelry and Marine Midland Bank, as Trustee, relating to the 10 5/8% Senior Notes Due 2003 issued by Finlay Jewelry (incorporated by reference to Exhibit 4.3 filed as part of the Current Report on Form 8-K filed by Finlay Jewelry on June 10,
                  1993).

 4.7(b)      --   First Supplemental Indenture dated as of October 28, 1994 among Finlay Jewelry, Sonab Holdings,
                  Sonab International, Sonab and Marine Midland Bank, as Trustee, to the indenture relating to the
                  10 5/8% Senior Notes Due 2003 issued by Finlay Jewelry (incorporated by reference to Exhibit 4.1 filed as part of the Quarterly Report on Form 10-Q for the period ended October 29, 1994 filed by
                  Finlay Jewelry on December 13, 1994).

 4.7(c)      --   Second Supplemental Indenture, dated as of July 14, 1995, among Finlay Jewelry, Sonab Holdings,
                  Sonab International, Sonab and Marine Midland Bank, as trustee, to the indenture relating to the
                  10 5/8% Senior Notes due 2003 issued by Finlay Jewelry (incorporated by reference to Exhibit 4.1 filed as part of the Quarterly Report on Form 10-Q for the period ended July 29, 1995 filed by
                  Finlay Jewelry on September 9, 1995).

 4.8         --   Stock Purchase Agreement dated as of May 26, 1993 among the Company, Finlay Jewelry, THL Equity
                  Holding Corp., Equity-Linked Investors, L.P. and Equity-Linked Investors-II (incorporated by reference to Exhibit 4.5 filed as part of the Current Report on Form 8-K filed by the Company on
                  June 10, 1993).

 4.9         --   Amended and Restated Stockholders' Agreement dated as of March 6, 1995 among the Company, David B.
                  Cornstein, Arthur E. Reiner, Robert S. Lowenstein, Norman S. Matthews, Ronald B. Grudberg, Harold
                  S. Geneen, James Martin Kaplan, Electra Investment Trust, PLC, RHI Holdings, Inc., Jeffrey Branman,
                  The Lee Holders listed on the signature page thereto, Equity-Linked Investors, L.P., Equity-Linked
                  Investors-II and certain other security holders (incorporated by reference to Exhibit 4.9 filed as part of the Annual Report on Form 10-K for the period ended January 28, 1995 filed by the Company on April 12, 1995).

 4.10        --   Registration Rights Agreement dated as of May 26, 1993 among the Company, David B. Cornstein,
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

 4.11        --   Omnibus Amendment to Registration Rights and Stockholders' Agreements (incorporated by reference to
                  Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the period ended November 1, 1997 filed by the Company on December 16, 1997.

10.1         --   Underwriting Agreement relating to the Offering dated April 6, 1995 by and among the Company,
                  Finlay Jewelry, the Selling Stockholders and Goldman, Sachs & Co. on behalf of each of the
                  Underwriters (incorporated by reference to Exhibit 10.1 filed as part of the Annual Report on Form
                  10-K for the period ended January 28, 1995 filed by the Company on April 12, 1995).

10.2         --   Form of Agreement and Certificate of Option Pursuant to the Long Term Incentive Plan of the Company
                  (incorporated by reference to Exhibit 10.1 filed as part of the Quarterly

  ITEM
 NUMBER
--------
                  Report on Form 10-Q for the period ended July 31, 1993 filed by the Company on September 14, 1993).
10.3         --   The Company's Restated Retirement Income Plan (401(k)) (incorporated by reference to Exhibit 10.6 filed as part of the Quarterly Report on Form 10-Q for the period ended July 29, 1995 filed by the
                  Company on September 9, 1995).

10.3(a)      --   Amendment No. 1 to the Company's Restated Retirement Income Plan (401(k)) (incorporated by reference to Exhibit 10.7 filed as part of the Quarterly Report on Form 10-Q for the period ended
                  July 29, 1995 filed by the Company on September 9, 1995).

10.3(b)      --   Amendment No. 2 to the Company's Retirement Income Plan (incorporated by reference to Exhibit 10.1 filed as part of the Quarterly Report on Form 10-Q for the period ended May 4, 1996 filed by the
                  Company on June 14, 1996).

10.3(c)      --   Amendment No. 3 to the Company's Restated Retirement Income Plan (401(k)) (incorporated by reference to Exhibit 10.11 filed as part of the Quarterly Report on Form 10-Q for the period ended
                  November 1, 1997 filed by the Company on December 16, 1997).

10.4         --   Executive Medical Benefits Plan of Finlay Jewelry and the Company (incorporated by reference to
                  Exhibit 10.7 of Form S-1 Registration Statement, Registration No. 33-59434).

10.5(a)      --   Employment Agreement dated as of May 26, 1993 between David B. Cornstein and Finlay Jewelry
                  (incorporated by reference to Exhibit 19.2 filed as part of the Quarterly Report on Form 10-Q for the period ended May 1, 1993 filed by the Company on June 30, 1993).

10.5(b)      --   Amendment to Employment Agreement dated as of December 20, 1995 between David B. Cornstein and
                  Finlay Jewelry (incorporated by reference to Exhibit 10.1 filed as part of the Quarterly Report on
                  Form 10-Q for the period ended April 29, 1995 filed by the Company on June 3, 1995).


10.5(c)      --   Amendment to Employment Agreement between David B. Cornstein and Finlay (incorporated by reference to Exhibit 10.9 filed as part of the Quarterly Report on Form 10-Q for the period ended November 1,
                  1997 filed by the Company on December 16, 1997).

10.6(a)      --   Employment Agreement dated as of January 3, 1995 among the Company, Finlay Jewelry and Arthur E.
                  Reiner (incorporated by reference to Exhibit 10.7(a) of Form S-1 Registration Statement,
                  Registration No. 33-88938).

10.6(b)      --   Executive Securities Purchase Agreement dated as of January 3, 1995 between the Company and Arthur
                  E. Reiner (incorporated by reference to Exhibit 10.7(b) of Form S-1 Registration Statement,
                  Registration No. 33-88938).

10.6(c)      --   Limited Recourse Secured Promissory Note dated as of January 3, 1995 by Arthur E. Reiner in favor of the Company (incorporated by reference to Exhibit 10.7(c) of Form S-1 Registration Statement,
                  Registration No. 33-88938).

10.6(d)      --   Stock Pledge Agreement dated as of January 3, 1995 between the Company and Arthur E. Reiner
                  (incorporated by reference to Exhibit 10.7(d) of Form S-1 Registration Statement, Registration No.
                  33-88938).

10.6(e)      --   Amendment Employment Agreement dated as of May 17, 1995 among the Company, Finlay Jewelry and
                  Arthur E. Reiner (incorporated by reference to Exhibit 10.8(e) filed as part of the Annual Report on Form 10-K for the period ended February 1, 1997 filed by the Company on May 1, 1997).

  ITEM
 NUMBER
--------
10.6(f)      --   Amendment No. 2 to Employment Agreement dated as of March 5, 1997 among the Company, Finlay Jewelry and Arthur E. Reiner (incorporated by reference to Exhibit 10 filed as part of the Quarterly Report on Form 10-Q for the period ended May 3, 1997 filed by the Company on June 17, 1997).

10.6(g)      --   Amendment No. 3 to Employment Agreement dated as of July 1, 1997 among the Company, Finlay Jewelry and Arthur E. Reiner (incorporated by reference to Exhibit 10.7(g) of Form S-1 Registration
                  Statement, Registration No. 333-34949).

10.7(a)      --   Consulting and Option Agreement dated as of July 7, 1993 by and between Finlay Jewelry and Norman
                  S. Matthews (incorporated by reference to Exhibit 10.OO filed as part of the Annual Report on Form
                  10-K for the period ended January 29, 1994 filed by the Company on April 27, 1994).

10.7(b)      --   Amendment to Consulting and Option Agreement dated as of March 6, 1995 between Norman S. Matthews and Finlay Jewelry (incorporated by reference to Exhibit 10.2 filed as part of the Quarterly Report on Form 10-Q for the period ended April 29, 1995 filed by the Company on June 3, 1995).

10.8         --   Employment Agreement dated as of April 18, 1997 between Joseph M. Melvin and Finlay Jewelry
                  (incorporated by reference to Exhibit 10.9 of Form S-1 Registration Statement, Registration No.
                  333-34949).

10.9         --   Tax Allocation Agreement dated as of November 1, 1992 between the Company and Finlay Jewelry

                  (incorporated by reference to Exhibit 19.5 filed as part of the Quarterly Report on Form 10-Q for the period ended May 1, 1993 filed by the Company on June 30, 1993).

10.10        --   Management Agreement dated as of May 26, 1993 among the Company, Finlay Jewelry and Thomas H. Lee
                  Company (incorporated by reference to Exhibit 28.2 filed as part of the Current Report on Form 8-K filed by the Company on June 10, 1993).

10.11        --   Management Agreement dated as of May 26, 1993 among the Company, Finlay Jewelry and Desai Capital
                  Management Incorporated (incorporated by reference to Exhibit 28.1 filed as part of the Current
                  Report on Form 8-K filed by the Company on June 10, 1993).

10.12(a)     --   Long Term Incentive Plan of the Company (incorporated by reference to Exhibit 19.6 filed as part of the Quarterly Report on Form 10-Q for the period ended May 1, 1993 filed by the Company on June 30,
                  1993).

10.12(b)     --   Amendment No. 1 to the Company's Long Term Incentive Plan (incorporated by reference to Exhibit
                  10.14(b) of the Form S-1 Registration Statement, Registration No. 33-88938).

10.13        --   1997 Long Term Incentive Plan (incorporated by reference to Exhibit 10.13(c) of Form S-1
                  Registration Statement, Registration No. 333-34949).

10.14(a)     --   Amended and Restated Credit Agreement dated as of March 28, 1995 among GE Capital, individually and its capacity as agent, certain other lenders and financial institutions, the Company and Finlay
                  Jewelry (the 'Amended and Restated Credit Agreement') (incorporated by reference to Exhibit 10.15 filed as part of the Annual Report on Form 10-K for the period ended January 28, 1995 filed by the
                  Company on April 12, 1995).

10.14(b)     --   Amendment No. 1, dated as of June 15, 1995, to the Amended and Restated Credit Agreement
                  (incorporated by reference to Exhibit 10.4 filed as part of the Quarterly Report on Form 10-Q for the period ended July 29, 1995 filed by Finlay Jewelry on September 9, 1995).

  ITEM
 NUMBER
--------
10.14(c)     --   Amendment No. 2 to the Amended and Restated Credit Agreement dated as of February 1, 1996
                  (incorporated by reference to Exhibit 10.15(c) filed as part of the Annual Report on Form 10-K for the period ended February 3, 1996 filed by the Company on April 9, 1996).

10.14(d)     --   Amendment No. 3 to the Amended and Restated Credit Agreement dated as of January 31, 1997
                  (incorporated by reference to Exhibit 10.1 filed as part of the Quarterly Report on Form 10-Q for the period ended August 2, 1997 filed by the Company on September 16, 1997).

10.15(a)     --   Amended and Restated Revolving Note dated as of March 28, 1995 by the Company and Finlay Jewelry to
                  the order of GE Capital in the principal amount of $98,000,000 (incorporated by reference to
                  Exhibit 10.16(a) filed as part of the Annual Report on Form 10-K for the period ended January 28,
                  1995 filed by the Company on April 12, 1995).

10.15(b)     --   Amended and Restated Revolving Note dated as of March 28, 1995 by the Company and Finlay Jewelry to

                  the order of Shawmut Bank in the principal amount of $37,000,000 (incorporated by reference to
                  Exhibit 10.16(b) filed as part of the Annual Report on Form 10-K for the period ended January 28,
                  1995 filed by the Company on April 12, 1995).

10.16        --   Security Agreement dated as of May 26, 1993 by Finlay Jewelry in favor of GE Capital, as agent
                  (incorporated by reference to Exhibit 19.9 filed as part of the Quarterly Report on Form 10-Q for the period ended May 1, 1993 filed by the Company on June 30, 1993).

10.17        --   Security Agreement and Mortgage--Trademarks, Patents and Copyrights, dated as of May 26, 1993 by
                  Finlay Jewelry in favor of GE Capital, as agent (incorporated by reference to Exhibit 19.10 filed as part of the Quarterly Report on Form 10-Q for the period ended May 1, 1993 filed by the Company on June 30, 1993).

10.18        --   Assignment of Life Insurance Policy as Collateral dated May 26, 1993 by the Company to GE Capital, as agent (upon the life of each David B. Cornstein, Ronald B. Grudberg and Robert S. Lowenstein)
                  (incorporated by reference to Exhibit 19.11 filed as part of the Quarterly Report on Form 10-Q for the period ended May 1, 1993 filed by the Company on June 30, 1993).

10.19        --   Assignment of Business Interruption Insurance Policy as Collateral dated February 28, 1994 by
                  Finlay Jewelry to GE Capital, as agent (incorporated by reference to Exhibit 10.M filed as part of the Annual Report on Form 10-K for the period ended January 29, 1994 filed by the Company on April
                  27, 1994).

10.20(a)     --   Guarantee dated as of May 26, 1993 by Finlay Jewelry, Inc. to GE Capital, as agent (incorporated by reference to Exhibit 19.13 filed as part of the Quarterly Report on Form 10-Q for the period ended
                  May 1, 1993 filed by the Company on June 30, 1993).

10.20(b)     --   Guarantee dated as of October 28, 1994 by Sonab Holdings in favor of GE Capital (incorporated by reference to Exhibit 10.5 filed as part of the Quarterly Report on Form 10-Q for the period ended
                  October 29, 1994 filed by the Company on December 13, 1994).

10.20(c)     --   Guarantee dated as of October 28, 1994 by Sonab International in favor of GE Capital (incorporated by reference to Exhibit 10.6 filed as part of the Quarterly Report on Form 10-Q for the period ended October 29, 1994 filed by the Company on December 13, 1994).

10.20(d)     --   Guarantee dated as of October 28, 1994 by Sonab in favor of GE Capital (incorporated by reference to Exhibit 10.7 filed as part of the Quarterly Report on

  ITEM
 NUMBER
--------
                  Form 10-Q for the period ended October 29, 1994 filed by the Company on December 13, 1994).

10.21(a)     --   Pledge Agreement dated as of May 26, 1993 by Finlay Jewelry to GE Capital, as agent (incorporated by reference to Exhibit 19.14 filed as part of the Quarterly Report on Form 10-Q for the period ended October 29, 1994 filed by the Company on December 13, 1994).

10.21(b)     --   Amendment Agreement dated October 28, 1994 to the Pledge Agreement by Finlay Jewelry in favor of GE

                  Capital (incorporated by reference to Exhibit 10.8 filed as part of the Quarterly Report on Form
                  10-Q for the period ended October 29, 1994 filed by the Company on December 13, 1994).

10.22(a)     --   Share Pledge Agreement (Translation) dated October 28, 1994 by Sonab Holdings in favor of GE
                  Capital (incorporated by reference to Exhibit 10.9 filed as part of the Quarterly Report on Form
                  10-Q for the period ended October 29, 1994 filed by the Company on December 13, 1994).

10.22(b)     --   Share Pledge Agreement (Translation) dated October 28, 1994 by Sonab International in favor of GE
                  Capital (incorporated by reference to Exhibit 10.10 filed as part of the Quarterly Report on Form
                  10-Q for the period ended October 29, 1994 filed by the Company on December 13, 1994).

10.23        --   Master Agreement for the Assignment of Accounts Receivable as Security (Translation) dated October
                  28, 1994 by Sonab in favor of GE Capital (incorporated by reference to Exhibit 10.11 filed as part of the Quarterly Report on Form 10-Q for the period ended October 29, 1994 filed by the Company on
                  December 13, 1994).

10.24        --   Note Pledge Agreement dated as of October 28, 1994 by Finlay Jewelry in favor of GE Capital
                  (incorporated by reference to Exhibit 10.12 filed as part of the Quarterly Report on Form 10-Q for the period ended October 29, 1994 filed by the Company on December 13, 1994).

10.25(a)     --   Amended and Restated Credit Agreement dated as of September 11, 1997 among G. E. Capital, individually and in its capacity as agent, certain other lenders and financial institutions, the
                  Company and Finlay Jewelry ('Amended Revolving Credit Agreement') (incorporated by reference to
                  Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended August 2, 1997 filed by the Company on September 16, 1997).

10.25(b)     --   Amendment No. 1 dated as of September 11, 1997 to the Amended Revolving Credit Agreement
                  (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the
                  period ended August 2, 1997 filed by the Company on September 16, 1997).

10.25(c)     --   Amendment No. 2 dated October 6, 1997 to the Amended Revolving Credit Agreement (incorporated by reference to Exhibit 10.25 (c) to the Company's Registration Statement on Form S-1 (Registration
                  No. 333-34949)).

10.26        --   Share Purchase Agreement dated as of October 28, 1994 among Societe Des Grands Magasins Galeries
                  Lafayette, Union Pour Les Investissements Commerciaux, Societe Anonyme Des Galeries Lafayette,
                  Sonab Holdings and Sonab International (incorporated by reference to Exhibit 10.1 filed as part of the Quarterly Report on Form 10-Q for the period ended October 29, 1994 filed by the Company on
                  December 13, 1994).

10.27        --   Form of Officer's and Director's Indemnification Agreement (incorporated by reference to Exhibit
                  10.4 filed as part of the Quarterly Report on Form 10-Q for the period ended April 29, 1995 filed by the Company on June 3, 1995).

  ITEM
 NUMBER
--------
10.28(a)     --   Gold Consignment Agreement dated as of June 15, 1995 (the 'Gold Consignment Agreement') between

                  Finlay Jewelry and Rhode Island Hospital Trust National Bank ('RIHT') (incorporated by reference to
                  Exhibit 10.1 filed as part of the Quarterly Report on Form 10-Q for the period ended July 29, 1995 filed by the Company on September 9, 1995).

10.28(b)     --   Amendment No. 1 and Limited Consent to the Gold Consignment Agreement (incorporated by reference to
                  Exhibit 10.31(b) filed as part of the Annual Report on Form 10-K for the period ended February 3,
                  1996 filed by the Company on April 9, 1996).

10.28(c)     --   Amendment No. 2 and Limited Consent dated as of September 10, 1997 to the Gold Consignment
                  Agreement, as amended, by and between Finlay Jewelry and RIHT (incorporated by reference to Exhibit
                  10.4 to the Company's Quarterly Report on Form 10-Q for the period ended August 2, 1997 filed by the Company on September 16, 1997).

10.28(d)     --   Amendment No. 3 and Limited Consent dated as of September 11, 1997 to the Gold Consignment
                  Agreement, as amended, by and between Finlay Jewelry and RIHT (incorporated by reference to Exhibit
                  10.5 to the Company's Quarterly Report on Form 10-Q for the period ended August 2, 1997 filed by the Company on September 16, 1997).

10.28(e)     --   Amendment No. 4 and Limited Consent dated as of October 6, 1997 to the Gold Consignment Agreement,
                  as amended, by and between Finlay Jewelry and RIHT (incorporated by reference to Exhibit 10.29 (e)
                  to the Company's Registration Statement on Form S-1 (Registration No. 333-34949)).

10.29        --   Security Agreement dated as of June 15, 1995 between Finlay Jewelry and RIHT (incorporated by reference to Exhibit 10.2 filed as part of the Quarterly Report on Form 10-Q for the period ended
                  July 29, 1995 filed by the Company on September 9, 1995).

10.30        --   Cash Collateral Agreement dated as of June 15, 1995 between Finlay Jewelry and RIHT (incorporated by reference to Exhibit 10.3 filed as part of the Quarterly Report on Form 10-Q for the period ended July 29, 1995 filed by the Company on September 9, 1995).

10.31        --   Intercreditor Agreement dated as of June 15, 1995 between GE Capital and RIHT and acknowledged by
                  Finlay Jewelry (incorporated by reference to Exhibit 10.5 filed as part of the Quarterly Report on
                  Form 10-Q for the period ended July 29, 1995 filed by the Company on September 9, 1995).

10.32        --   Asset Purchase Agreement dated September 3, 1997 by and among the Company, Finlay Jewelry, Zale
                  Corporation and Zale Delaware, Inc (incorporated by reference to Exhibit 10.6 to the Company's
                  Quarterly Report on Form 10-Q for the period ended August 2, 1997 filed by the Company on September
                  16, 1997).

11.1         --   Computation of earnings per share.

21.1         --   Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of Form S-1 Registration
                  Statement, Registration No. 33-88938).

23.1         --   Consent of Independent Auditors.

27           --   Financial Data Schedule.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of 1997.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          FINLAY ENTERPRISES, INC.

Date: March 24, 1998                      By:       /s/ DAVID B. CORNSTEIN
                                              ----------------------------------
                                                     David B. Cornstein
                                                    Chairman of the Board

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

                   NAME                                      TITLE                            DATE
------------------------------------------  ----------------------------------------   -------------------

          /s/ DAVID B. CORNSTEIN            Chairman of the Board and Director              March 24, 1998
------------------------------------------
            David B. Cornstein

           /s/ ARTHUR E. REINER             President, Chief Executive Officer,             March 24, 1998
------------------------------------------  Vice Chairman and Director (Principal
             Arthur E. Reiner               Executive Officer)

          /s/ BARRY D. SCHECKNER            Senior Vice President and Chief                 March 24, 1998
------------------------------------------  Financial Officer (Principal Financial
            Barry D. Scheckner              Officer)

          /s/ BRUCE E. ZURLNICK             Treasurer (Principal Accounting Officer)        March 24, 1998
------------------------------------------
            Bruce E. Zurlnick

          /s/ NORMAN S. MATTHEWS            Director                                        March 24, 1998
------------------------------------------
            Norman S. Matthews

         /s/ JAMES MARTIN KAPLAN            Director                                        March 24, 1998
------------------------------------------
           James Martin Kaplan

            /s/ ROHIT M. DESAI              Director                                        March 24, 1998
------------------------------------------
              Rohit M. Desai

            /s/ THOMAS H. LEE               Director                                        March 24, 1998
------------------------------------------

              Thomas H. Lee

         /s/ WARREN C. SMITH, JR.           Director                                        March 24, 1998
------------------------------------------
           Warren C. Smith, Jr.

          /s/ HANNE M. MERRIMAN             Director                                        March 24, 1998
------------------------------------------
            Hanne M. Merriman

                            FINLAY ENTERPRISES, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                             PAGE
                                                                                                             ----

FINLAY ENTERPRISES, INC.

Report of Independent Public Accountants..................................................................    F-2

Consolidated Statements of Operations for the years ended February 3, 1996,
  February 1, 1997 and January 31, 1998...................................................................    F-3

Consolidated Balance Sheets as of February 1, 1997 and January 31, 1998...................................    F-4

Consolidated Statements of Changes in Stockholders' Equity for the years ended
  February 3, 1996, February 1, 1997 and January 31, 1998.................................................    F-5

Consolidated Statements of Cash Flows for the years ended February 3, 1996,
  February 1, 1997 and January 31, 1998...................................................................    F-6

Notes to Consolidated Financial Statements................................................................    F-7

FINLAY FINE JEWELRY CORPORATION

Report of Independent Public Accountants..................................................................   F-23

Consolidated Statements of Operations for the years ended February 3, 1996,
  February 1, 1997 and January 31, 1998...................................................................   F-24

Consolidated Balance Sheets as of February 1, 1997 and January 31, 1998...................................   F-25

Consolidated Statements of Changes in Stockholder's Equity for the years ended
  February 3, 1996, February 1, 1997 and January 31, 1998.................................................   F-26

Consolidated Statements of Cash Flows for the years ended February 3, 1996,
  February 1, 1997 and January 31, 1998...................................................................   F-27

Notes to Consolidated Financial Statements................................................................   F-28

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Stockholders and Board of Directors
  of Finlay Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets of Finlay Enterprises, Inc. (a Delaware corporation) and subsidiaries as of February 1, 1997 and January 31, 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the fifty-three weeks ended February 3, 1996, the fifty-two weeks ended February 1, 1997 and the fifty-two weeks ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Finlay Enterprises, Inc. and subsidiaries as of February 1, 1997 and January 31, 1998, and the results of their operations and their cash flows for the fifty-three weeks ended February 3, 1996, the fifty-two weeks ended February 1, 1997 and the fifty-two weeks ended January 31, 1998, in conformity with generally accepted accounting principles.

                                                             ARTHUR ANDERSEN LLP

New York, New York
March 18, 1998

                            FINLAY ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                      YEAR ENDED
                                                                       -----------------------------------------
                                                                       FEBRUARY 3,    FEBRUARY 1,    JANUARY 31,
                                                                          1996           1997           1998
                                                                       -----------    -----------    -----------
Sales...............................................................   $   654,491    $   685,274    $   769,862
Cost of sales.......................................................       314,029        330,300        371,085
                                                                       -----------    -----------    -----------
  Gross margin......................................................       340,462        354,974        398,777
Selling, general and administrative expenses........................       282,504        290,138        324,777
Depreciation and amortization.......................................         9,659         10,840         12,163
                                                                       -----------    -----------    -----------
  Income (loss) from operations.....................................        48,299         53,996         61,837
Proceeds from life insurance........................................        (5,000)            --             --
Interest expense, net...............................................        29,705         31,204         34,115
                                                                       -----------    -----------    -----------
  Income (loss) before income taxes.................................        23,594         22,792         27,722
Provision (credit) for income taxes.................................         9,343         11,035         12,527
                                                                       -----------    -----------    -----------
  Net income (loss).................................................        14,251         11,757         15,195
Dividends on Preferred Stock and accretion on conversion of
  Preferred Stock...................................................        10,717             --             --
                                                                       -----------    -----------    -----------
Net income (loss) applicable to common shares.......................   $     3,534    $    11,757    $    15,195
                                                                       -----------    -----------    -----------
                                                                       -----------    -----------    -----------
Net income (loss) per share applicable to common shares:
  Basic net income (loss) per share.................................   $      0.55    $      1.59    $      1.89
                                                                       -----------    -----------    -----------
                                                                       -----------    -----------    -----------
  Diluted net income (loss) per share...............................   $      0.53    $      1.55    $      1.84
                                                                       -----------    -----------    -----------
                                                                       -----------    -----------    -----------
Weighted average shares and share equivalents outstanding...........     6,639,727      7,569,529      8,275,934
                                                                       -----------    -----------    -----------
                                                                       -----------    -----------    -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                         FEBRUARY 1,    JANUARY 31,
                                                                                            1997           1998
                                                                                         -----------    -----------
                                        ASSETS
Current assets:
  Cash and cash equivalents...........................................................    $  20,846      $  13,588
  Accounts receivable--department stores..............................................       15,362         20,772
  Other receivables...................................................................        4,350          6,862
  Merchandise inventories.............................................................      222,445        279,766
  Prepaid expenses and other..........................................................        1,437          1,781
                                                                                         -----------    -----------
     Total current assets.............................................................      264,440        322,769
                                                                                         -----------    -----------
Fixed assets
  Equipment, fixtures and leasehold improvements......................................       73,223         95,257
  Less--accumulated depreciation and amortization.....................................       21,423         28,249
                                                                                         -----------    -----------
     Fixed assets, net................................................................       51,800         67,008
                                                                                         -----------    -----------
Deferred charges and other assets.....................................................        9,770         14,188
Goodwill..............................................................................       95,263        104,271
                                                                                         -----------    -----------
     Total assets.....................................................................    $ 421,273      $ 508,236
                                                                                         -----------    -----------
                                                                                         -----------    -----------

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt...................................................    $       2      $      --
  Accounts payable--trade.............................................................      133,252        160,434
  Accrued liabilities:
     Accrued salaries and benefits....................................................       15,061         12,694
     Accrued miscellaneous taxes......................................................        4,148          5,014
     Accrued insurance................................................................          762            215
     Accrued interest.................................................................        3,833          3,902
     Accrued management transition and consulting.....................................        1,787          1,092
     Other............................................................................       15,124         15,558
Income taxes payable..................................................................       12,046         14,246
Deferred income taxes.................................................................          809          1,219
                                                                                         -----------    -----------
       Total current liabilities......................................................      186,824        214,374
Long-term debt........................................................................      211,427        221,026
Other non-current liabilities.........................................................          517            497
                                                                                         -----------    -----------
       Total liabilities..............................................................      398,768        435,897
                                                                                         -----------    -----------

Stockholders' equity
  Common Stock, par value $.01 per share; authorized 25,000,000 shares; issued and
     outstanding 7,558,838 and 9,779,050 shares, respectively.........................           76             98
  Additional paid-in capital..........................................................       47,725         86,135
  Distributions to investor group in excess of carryover basis........................      (24,390)       (24,390)
  Note receivable from stock sale.....................................................       (1,001)        (1,001)
  Retained earnings (deficit).........................................................        3,145         18,340
  Foreign currency translation adjustment.............................................       (3,050)        (6,843)
                                                                                         -----------    -----------
       Total stockholders' equity.....................................................       22,505         72,339
                                                                                         -----------    -----------
       Total liabilities and stockholders' equity.....................................    $ 421,273      $ 508,236
                                                                                         -----------    -----------
                                                                                         -----------    -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                         COMMON STOCK                 DISTRIBUTIONS TO     NOTE                 FOREIGN
                                       -----------------  ADDITIONAL   INVESTOR GROUP   RECEIVABLE   RETAINED   CURRENCY
                                        NUMBER             PAID-IN      IN EXCESS OF       FROM      EARNINGS  TRANSLATION
                                       OF SHARES  AMOUNT   CAPITAL    CARRYOVER BASIS   STOCK SALE   (DEFICIT) ADJUSTMENT
                                       ---------  ------  ----------  ----------------  -----------  --------  ----------
Balance, January 28, 1995...........   2,394,632   $ 24    $(19,237)      $(24,390)       $(1,001)   $(12,146)  $   (334)
  Net income (loss).................          --     --          --             --             --      14,251         --
  Dividends on Series C Preferred
    Stock...........................          --     --          --             --             --        (717)        --
  Foreign currency translation
    adjustment......................          --     --          --             --             --          --       (413)
  Exercise of stock options.........      47,940     --         444             --             --          --         --
  Issuance of Common Stock..........   2,500,000     25      30,133             --             --          --         --
  Conversion of Series C Preferred
    Stock to Common Stock...........   2,581,784     26      36,119             --             --     (10,000)        --
                                       ---------  ------  ----------  ----------------  -----------  --------  ----------
Balance, February 3, 1996...........   7,524,356     75      47,459        (24,390)        (1,001)     (8,612)      (747)
  Net income (loss).................          --     --          --             --             --      11,757         --
  Foreign currency translation
    adjustment......................          --     --          --             --             --          --     (2,303)
  Exercise of stock options.........      34,482      1         266             --             --          --         --
                                       ---------  ------  ----------  ----------------  -----------  --------  ----------
Balance, February 1, 1997...........   7,558,838     76      47,725        (24,390)        (1,001)      3,145     (3,050)
  Net income (loss).................          --     --          --             --             --      15,195         --
  Foreign currency translation
    adjustment......................          --     --          --             --             --          --     (3,793)
  Issuance of Common Stock..........   2,196,971     22      38,102             --             --          --         --
  Exercise of stock options.........      23,241     --         308             --             --          --         --
                                       ---------  ------  ----------  ----------------  -----------  --------  ----------
Balance, January 31, 1998...........   9,779,050   $ 98    $ 86,135       $(24,390)       $(1,001)   $ 18,340   $ (6,843)
                                       ---------  ------  ----------  ----------------  -----------  --------  ----------
                                       ---------  ------  ----------  ----------------  -----------  --------  ----------


                                          TOTAL
                                      STOCKHOLDERS'
                                         EQUITY
                                      -------------
Balance, January 28, 1995...........    $ (57,084)
  Net income (loss).................       14,251
  Dividends on Series C Preferred
    Stock...........................         (717)
  Foreign currency translation
    adjustment......................         (413)
  Exercise of stock options.........          444

  Issuance of Common Stock..........       30,158
  Conversion of Series C Preferred
    Stock to Common Stock...........       26,145
                                      -------------
Balance, February 3, 1996...........       12,784
  Net income (loss).................       11,757
  Foreign currency translation
    adjustment......................       (2,303)
  Exercise of stock options.........          267
                                      -------------
Balance, February 1, 1997...........       22,505
  Net income (loss).................       15,195
  Foreign currency translation
    adjustment......................       (3,793)
  Issuance of Common Stock..........       38,124
  Exercise of stock options.........          308
                                      -------------
Balance, January 31, 1998...........    $  72,339
                                      -------------
                                      -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                          YEAR ENDED
                                                                           -----------------------------------------
                                                                           FEBRUARY 3,    FEBRUARY 1,    JANUARY 31,
                                                                              1996           1997           1998
                                                                           -----------    -----------    -----------
Cash flows from operating activities:
  Net income (loss).....................................................    $   14,251     $   11,757     $   15,195
  Adjustments to reconcile net income (loss) to net cash provided from
     (used in) operating activities:
  Depreciation and amortization.........................................        10,764         12,067         13,415
  Imputed interest on debentures........................................         7,697          8,494          9,545
  Other, net............................................................        (1,534)        (1,105)        (1,817)
  Changes in operating assets and liabilities, net of effects from purchase of Diamond Park assets (Note 12):
     (Increase) decrease in accounts and other receivables..............        (9,856)         1,548         (8,795)
     Increase in merchandise inventories................................       (35,601)       (28,380)       (15,360)
     (Increase) decrease in prepaid expenses and other..................          (267)            72            385
     Increase in accounts payable and accrued liabilities...............         9,783          8,645         22,932
     Increase (decrease) in deferred income taxes.......................          (539)           (27)           410
                                                                           -----------    -----------    -----------
       Net cash provided from (used in) operating activities............        (5,302)        13,071         35,910
                                                                           -----------    -----------    -----------

Cash flows from investing activities:
  Purchases of equipment, fixtures and leasehold improvements...........       (14,933)       (17,533)       (19,338)
  Payment for purchase of Diamond Park assets...........................            --             --        (57,642)
  Other, net............................................................        (1,582)          (621)        (1,935)
                                                                           -----------    -----------    -----------
       Net cash used in investing activities............................       (16,515)       (18,154)       (78,915)
                                                                           -----------    -----------    -----------

Cash flows from financing activities:
  Proceeds from revolving credit facility...............................       439,720        442,947        564,510
  Principal payments on revolving credit facility.......................      (439,720)      (442,947)      (564,510)
  Repurchase of debentures..............................................        (5,789)            --             --
  Net proceeds from public offerings of common stock....................        30,158             --         38,124
  Capitalized financing costs...........................................            --             --         (2,347)
  Other, net............................................................            75             61            306
                                                                           -----------    -----------    -----------
       Net cash provided from financing activities......................        24,444             61         36,083
                                                                           -----------    -----------    -----------
       Effect of exchange rate changes on cash..........................          (221)          (146)          (336)
                                                                           -----------    -----------    -----------
       Increase (decrease) in cash and cash equivalents.................         2,406         (5,168)        (7,258)
Cash and cash equivalents, beginning of period..........................        23,608         26,014         20,846
                                                                           -----------    -----------    -----------

Cash and cash equivalents, end of period................................    $   26,014     $   20,846     $   13,588
                                                                           -----------    -----------    -----------
                                                                           -----------    -----------    -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION OF THE COMPANY AND TRANSACTIONS

     Finlay Enterprises, Inc., (the 'Company'), a Delaware corporation, conducts business through its wholly owned subsidiary, Finlay Fine Jewelry Corporation and its wholly owned subsidiaries ('Finlay Jewelry'). References to 'Finlay' mean collectively, the Company and Finlay Jewelry. Finlay is a retailer of fine jewelry products and primarily operates leased fine jewelry departments in department stores throughout the United States and France. All references herein to leased departments refer to departments operated pursuant to license agreements or other arrangements with host department stores.

  PUBLIC OFFERINGS AND RELATED TRANSACTIONS

     On October 21, 1997, the Company completed a public offering (the '1997 Offering') of 3,450,000 shares of its common stock, par value $.01 per share ('Common Stock') at a price of $19.00 per share, of which 2,196,971 shares were issued and sold by the Company. An additional 1,253,029 shares were sold by existing stockholders. The underwriters' over-allotment was exercised in full. Net proceeds to the Company from the 1997 Offering were $38,124,000. The Company expects to use the funds resulting from the 1997 Offering for working capital, repayment of indebtedness or other general corporate purposes.

     On April 6, 1995, the Company completed an initial public offering (the 'Initial Public Offering') of 2,500,000 shares of its Common Stock, at a price of $14.00 per share. An additional 115,000 shares were sold by non-management selling stockholders. Net proceeds from the Initial Public Offering were $30,200,000 and were used to repurchase $6,103,000 accreted balance of the Company's 12% Senior Discount Debentures due 2005 (the 'Debentures') with the balance of the net proceeds used to reduce a portion of the outstanding indebtedness under Finlay's revolving credit facility with General Electric Capital Corporation ('G.E. Capital') and the other lenders named thereto.

     Immediately prior to the completion of the Initial Public Offering, the holders of the Company's 10% Series C Cumulative Preferred Stock ('Series C Preferred Stock') exchanged all outstanding shares of Series C Preferred Stock with the Company for 2,581,784 shares of Common Stock (the 'Series C Exchange'). For purposes of the Series C Exchange, the outstanding Series C Preferred Stock was (i) valued at its liquidation value of $30,000,000 plus $6,145,000 of accrued dividends through the date of completion of the Series C Exchange, paid in kind at a quarterly rate of 2.5%, and (ii) exchanged for Common Stock at the initial public offering price of $14.00 per share.

  THE 1993 RECAPITALIZATION

     In May 1993, an affiliate of Thomas H. Lee Company (together with its affiliated transferees, the 'Lee Investors') and partnerships managed by Desai Capital Management Incorporated (collectively, the 'Desai Investors'), acquired 36.8% and 24.5%, respectively, of the outstanding voting securities of the Company in a series of transactions which recapitalized the Company (the '1993 Recapitalization'). Following the 1993 Recapitalization, management maintained a substantial equity interest in the Company.

     The 1993 Recapitalization included an investment by the Lee Investors and the Desai Investors in units consisting of the Series C Preferred Stock and Common Stock (the 'Lee/Desai Units'). Concurrently, certain other existing classes of preferred stock and all outstanding warrants to purchase Common Stock were redeemed. These equity related transactions resulted in the Lee Investors and the Desai Investors obtaining 52.6% beneficial ownership of the outstanding Common Stock.

     The 1993 Recapitalization also included the public issuance by the Company of units consisting of Debentures and Common Stock, the public issuance by Finlay Jewelry of the 10 5/8% Senior Notes due 2003 (the 'Notes') and the refinancing of the Company's outstanding term loans and revolving indebtedness with Westinghouse Credit Corporation ('WCC'). The WCC revolving credit facility was replaced by the revolving credit facility with G.E. Capital. See Note 4.

                            FINLAY ENTERPRISES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1--ORGANIZATION OF THE COMPANY AND TRANSACTIONS (CONTINUED)
  ORGANIZATION AND THE 1988 LEVERAGED RECAPITALIZATION

     Finlay Jewelry was initially incorporated on August 2, 1985 as SL Holdings Corporation ('SL Holdings'). The Company, incorporated on November 22, 1988, was organized by certain officers and directors (the 'Investor Group') of SL Holdings to acquire certain operations of SL Holdings. In connection with the reorganization ('1988 Leveraged Recapitalization'), which resulted in the merger of a wholly owned subsidiary of the Company into SL Holdings, SL Holdings changed its name to Finlay Fine Jewelry Corporation and became a wholly owned subsidiary of the Company.

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

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF ACCOUNTING AND PRESENTATION: The accompanying Consolidated Financial Statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles, which, for certain financial statement accounts, requires the use of management's estimates. Actual results may differ from these estimates.

     FISCAL YEAR: The Company's fiscal year ends on the Saturday closest to January 31. References to 1995, 1996 and 1997 relate to the fiscal years ended on February 3, 1996, February 1, 1997 and January 31, 1998. Each of the fiscal years includes 52 weeks except 1995, which includes 53 weeks.

     MERCHANDISE INVENTORIES: Consolidated inventories are stated at the lower of cost or market with cost for the domestic operations determined by the last-in, first-out ('LIFO') method. Market represents estimated realizable value after providing for a normal profit margin. The cost to Finlay of gold merchandise sold on consignment, which typically varies with the price of gold, is not fixed until the sale is reported to the vendor following the sale of the merchandise. Finlay at times enters into futures contracts, such as options or forwards, based upon the anticipated sales of gold product in order to hedge against the risk arising from those payment arrangements. Changes in the market value of futures contracts are accounted for as an addition to or reduction from the inventory cost. For the years ended February 3, 1996, February 1, 1997 and January 31, 1998, the gain/loss on open futures contracts was not material. The Company did not have any open positions in futures contracts for gold at February 1, 1997 or January 31, 1998.

     DEPRECIATION AND AMORTIZATION: Depreciation and amortization, except where otherwise indicated, are computed by the straight-line method over the estimated useful lives of the fixed assets ranging from three to thirty-nine years. In 1997, the Company capitalized $660,000 of interest in connection with the construction of its warehouse and distribution facility. The capitalized interest was recorded as part of the asset to which it related and is being amortized over the asset's estimated useful life.

     PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Finlay Jewelry. All significant intercompany transactions have been eliminated in consolidation.

                            FINLAY ENTERPRISES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     SOFTWARE DEVELOPMENT COSTS: Costs incurred for the routine operation and maintenance of management information systems are expensed as incurred. It is the Company's policy to capitalize significant amounts relating to software purchased from third party software vendors as well as external consulting costs incurred in the development and improvement of management information systems.

     In 1998, Statement of Position No. 98-1, 'Accounting for the Costs of Computer Software Developed or Obtained for Internal Use' was issued, whereby the Company will be required to capitalize certain internal payroll costs for employees directly associated with the development of software for internal use. The Company intends to adopt this statement in 1999, and does not expect it to have a material impact on its consolidated financial statements.


     INTANGIBLE ASSETS ARISING FROM ACQUISITION: The excess purchase price paid over the fair market value of net assets acquired ('Goodwill') was recorded in accordance with Accounting Principles Board ('APB') Opinion No. 16--'Accounting for Business Combinations' and is being amortized on a straight-line basis. The Goodwill related to the 1988 Leveraged Recapitalization and the Diamond Park Acquisition (as defined in Note 12) is being amortized over 40 years and 20 years, respectively. The Company continually evaluates the carrying value and the economic useful life of Goodwill based on the Company's operating results and the expected future net cash flows and will adjust the carrying value and the related amortization periods, if and when appropriate. Amortization of Goodwill for 1995, 1996 and 1997 totaled $3,149,000, $3,143,000 and $3,367,000, respectively. Accumulated amortization of Goodwill at February 1, 1997 and January 31, 1998 totaled $24,551,000 and $27,825,000, respectively.

     FOREIGN CURRENCY TRANSLATION: Results of operations for Finlay Jewelry's foreign subsidiary are translated into U.S. dollars using the average exchange rates during the period, while assets and liabilities are translated using current rates in accordance with Statement of Financial Accounting Standards ('SFAS') No. 52, 'Foreign Currency Translation'. The resulting translation adjustments are recorded directly into a separate component of Stockholders' equity. Transaction gains and losses are reported in net income and were not significant in any year.

     NET INCOME (LOSS) PER SHARE: Net income (loss) per share has been computed in accordance with SFAS No. 128, 'Earnings per Share' which was adopted by the Company at the end of 1997. Basic and diluted net income (loss) per share were calculated using the weighted average number of shares outstanding during each period, with options to purchase Common Stock included in diluted net income
(loss) per share, using the treasury stock method, to the extent that such options were dilutive. The per share amounts for each period presented have been restated to reflect the adoption of SFAS No. 128. The following is an analysis of the differences between basic and diluted net income (loss) per share:

                                       FEBRUARY 3,                   FEBRUARY 1,                   JANUARY 31,
                                           1996                          1997                          1998
                                --------------------------    --------------------------    --------------------------
                                   NO. OF           PER          NO. OF           PER          NO. OF           PER
                                   SHARES          SHARE         SHARES          SHARE         SHARES          SHARE
                                -------------    ---------    -------------    ---------    -------------    ---------
Weighted average shares
  outstanding................      6,458,563       $0.55         7,417,343       $1.59         8,050,346       $1.89
Dilutive stock options.......        181,164       (0.02)          152,186       (0.04)          225,588       (0.05)
                                -------------    ---------    -------------    ---------    -------------    ---------
Weighted average shares and
  share equivalents..........      6,639,727       $0.53         7,569,529       $1.55         8,275,934       $1.84
                                -------------    ---------    -------------    ---------    -------------    ---------
                                -------------    ---------    -------------    ---------    -------------    ---------

     For each of 1995, 1996 and 1997, there were no adjustments to Net income
(loss) applicable to common shares used to calculate basic and diluted net income (loss) per share.

                            FINLAY ENTERPRISES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     NET INCOME (LOSS) APPLICABLE TO COMMON SHARES: The Company has reflected in Net income (loss) applicable to common shares, dividends and accretion on the conversion of Preferred Stock for each period presented, as appropriate.

     DEBT ISSUANCE COSTS: Debt issuance costs of $10,876,000 arising primarily from the 1993 Recapitalization are being amortized using the straight line method over the terms of the related debt agreements. These debt issuance costs totaled approximately $4,600,000 at February 1, 1997 and $5,862,000 at January 31, 1998. The debt issuance costs are reflected as a component of Deferred charges and other assets in the accompanying Consolidated Balance Sheets. Amortization of debt issuance costs for 1995, 1996 and 1997 totaled $1,037,000, $1,056,000 and $1,055,000, respectively, and have been recorded as a component of Interest expense, net in the accompanying Consolidated Statements of Operations.

     COST OF SALES: Cost of sales includes the cost of merchandise sold, repair expense, shipping, shrinkage and inventory losses. Buying and occupancy costs such as lease and rental fees are not included in Cost of sales and are reflected in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

     ADVERTISING COSTS: All costs associated with advertising are expensed in the month that the advertising takes place. For 1995, 1996 and 1997, gross advertising expenses were $39,862,000, $43,747,000 and $47,913,000 and are included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

     STATEMENTS OF CASH FLOWS: The Company considers cash on hand, deposits in banks and deposits in money market funds as cash and cash equivalents. Interest paid during 1995, 1996 and 1997 was $21,027,000, $21,480,000 and $23,347,000
(net of capitalized interest), respectively. Income taxes paid in 1995, 1996 and 1997 totaled $9,372,000, $9,368,000 and $10,676,000, respectively. Refer to Note
12 for a discussion of the Diamond Park Acquisition.

     FAIR VALUE OF FINANCIAL INSTRUMENTS: Cash, accounts receivable, short-term borrowings, accounts payable and accrued liabilities are reflected in the consolidated financial statements at fair value because of the short-term maturity of these instruments. Marketable securities are recorded in the consolidated financial statements at current market values, which approximates cost. The fair values of the Company's debt and off-balance sheet financial instruments are disclosed in Note 4.

     STOCK-BASED COMPENSATION: Stock-based compensation is recognized using the intrinsic value method. For disclosure purposes, pro forma net income and earnings per share are provided as if the fair value method had been applied.


     ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS: SFAS No. 121, 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of', requires long-lived assets as well as identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Upon adoption of this Statement in 1996 and to date, there was no impact on the Company's financial position or results of operations.

     SEASONALITY: A significant portion of Finlay's revenues are generated in the fourth quarter due to the seasonality of the retail industry. As such, results for interim periods are not indicative of annual results. Refer to Note 11 for unaudited quarterly financial data.

                            FINLAY ENTERPRISES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--MERCHANDISE INVENTORIES

     Merchandise inventories consisted of the following:

                                                                FEBRUARY 1,       JANUARY 31,
                                                                   1997              1998
                                                                -----------    -----------------
                                                                         (IN THOUSANDS)
Jewelry goods--rings, watches and other fine jewelry
  (specific identification basis)............................    $ 231,298         $ 286,289
Excess of specific identification cost over LIFO inventory
  value......................................................        8,853             6,523
                                                                -----------    -----------------
                                                                 $ 222,445         $ 279,766
                                                                -----------    -----------------
                                                                -----------    -----------------

     The LIFO method had the effect of decreasing Income (loss) before income taxes in 1995 and 1996 by $943,000 and $1,919,000, respectively, and increasing Income (loss) before income taxes in 1997 by $2,330,000. Finlay determines its LIFO inventory value by utilizing selected producer price indices published for jewelry and watches by the Bureau of Labor Statistics. Due to the application of APB Opinion No. 16, inventory valued at LIFO for income tax reporting purposes is approximately $21,000,000 lower than that for financial reporting purposes at January 31, 1998.

     Approximately $194,276,000 and $219,822,000 at February 1, 1997 and January 31, 1998, respectively, of merchandise received on consignment has been excluded from Merchandise inventories and Accounts payable-trade in the accompanying Consolidated Balance Sheets.


     In August 1995, Finlay Jewelry entered into a gold consignment agreement (the 'Gold Consignment Agreement') with Rhode Island Hospital Trust National Bank ('RIHT'), which matures on May 31, 1998. The Gold Consignment Agreement enables Finlay Jewelry to receive merchandise by providing gold, or otherwise making payment, to certain vendors who currently supply Finlay with merchandise on consignment. While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to RIHT. As a result, such vendors have reduced their working capital requirements and associated financing costs. Consequently, Finlay has negotiated more favorable prices and terms with the participating vendors.

     Finlay can obtain, pursuant to the Gold Consignment Agreement, up to the lesser of (i) 85,000 fine troy ounces or (ii) $25 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At February 1, 1997 and January 31, 1998, amounts outstanding under the Gold Consignment Agreement totaled 36,916 and 39,676 fine troy ounces, respectively, valued at approximately $12.8 million and $12.1 million, respectively. The purchase price per ounce is based on the daily Second London Gold Fixing. For financial statement purposes, the consigned gold is not included in Merchandise inventories on the Company's Consolidated Balance Sheets and, therefore, no related liability has been recorded. Under the Gold Consignment Agreement, Finlay is required to pay a daily consignment fee on the dollar equivalent of the fine gold value of the ounces of gold consigned thereunder. The daily consignment fee is based on a floating rate which, as of February 1, 1997 and January 31, 1998, was approximately 4.5% and 4.3%, respectively, per annum. In addition, Finlay is required to pay an unused line fee of 0.5% if the amount of gold consigned has a value equal to or less than $10 million. Included in interest expense for the year ended February 1, 1997 and January 31, 1998 are consignment fees of $638,000 and $725,000, respectively.

     In conjunction with the Gold Consignment Agreement, Finlay Jewelry granted RIHT a first priority perfected lien on, and a security interest in, specified gold jewelry of participating vendors approved under the Gold Consignment Agreement and a lien on proceeds and products of such jewelry subject to the terms of an intercreditor agreement between RIHT and G.E. Capital.

     The Gold Consignment Agreement requires Finlay Jewelry to comply with certain covenants, including restrictions on the incurrence of certain indebtedness, the incurrence or creation of liens, engaging in certain transactions with affiliates and related parties and limitations on the payment of dividends. The Gold Consignment Agreement also contains various financial covenants, including fixed charge coverage ratio requirements and certain maximum debt limitations. Finlay Jewelry was in compliance with all of its financial covenants as of and for the year ended January 31, 1998.

                            FINLAY ENTERPRISES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4--SHORT AND LONG-TERM DEBT

     The Company and Finlay Jewelry are parties to a credit agreement with G.E. Capital and the other lenders thereto (the 'Revolving Credit Agreement') which provides Finlay with a senior secured revolving line of credit of up to $225 million (the 'Revolving Credit Facility'), a portion of which is available to the Company under certain circumstances. The Revolving Credit Facility provides Finlay with a facility maturing in March 2003, for borrowings based on an advance rate of (i) up to 85% of eligible accounts receivable and (ii) up to 60% of eligible owned inventory after taking into account such reserves or offsets as G.E. Capital may deem appropriate (the 'Borrowing Base'). Eligibility criteria are established by G.E. Capital, which retains the right to adjust the Borrowing Base in its reasonable judgement by revising standards of eligibility, establishing reserves and/or increasing or decreasing from time to time the advance rates (except that any increase in the borrowing base rate percentage shall require the consent of the lenders). Finlay Jewelry is permitted to use up to $30 million of the Revolving Credit Agreement for the guarantee of letters of credit issued for the account of Finlay Jewelry. The outstanding revolving credit balance and letter of credit balance under the Revolving Credit Agreement are required to be reduced each year to $50 million or less and $20 million or less, respectively, for a 30 consecutive day period (the 'Balance Reduction Requirement'). However, the indentures with respect to the Notes (the 'Note Indenture') and Debentures (the 'Debenture Indenture') require Finlay to reduce the balance of the Revolving Credit Agreement in each year to $10 million or less for a specified 25 consecutive day period. Funds available under the Revolving Credit Agreement are utilized for working capital purposes.

     Amounts outstanding under the Revolving Credit Agreement presently bear interest at a rate equal to, at Finlay's option, (i) the Index Rate (as defined) plus 0.5% or (ii) for one or more portions of the Revolving Credit Facility of $1.0 million or any greater integral multiple thereof, reserve adjusted LIBOR plus 1.5%. Commencing in late 1998, amounts outstanding under the Revolving Credit Agreement will bear interest at a rate equal to, at Finlay's option, (i) the Index Rate plus a margin ranging from zero to 1.0% or (ii) adjusted LIBOR plus a margin ranging from 1.0% to 2.0%, in each case depending on the financial performance of the Company. 'Index Rate' is defined as the higher of (i) the rate publicly quoted from time to time by The Wall Street Journal as the 'base rate on corporate loans at large U.S. money center commercial banks' and (ii) the Federal Funds Rate plus 50 basis points per annum. A letter of credit fee of 1.5% per annum of the face amount of letters of credit guaranteed under the Revolving Credit Agreement and an unused facility fee equal to 0.375% per annum on the average unused daily balance of the Revolving Credit Facility is payable monthly in arrears. Upon the occurrence (and during the continuance) of an event of default under the Revolving Credit Agreement, interest would accrue at a rate which is 2% in excess of the rate otherwise applicable, and would be payable upon demand.

     The Revolving Credit Agreement is secured by a first priority perfected security interest in all of Finlay Jewelry's (and any subsidiary's) present and future tangible and intangible assets, excluding any of the Company's lease agreements which are not assignable without the lessor's consent.

     The Revolving Credit Agreement contains customary covenants, including limitations on capital expenditures, limitations on borrowing transactions between Finlay and its officers, directors, employees and affiliates and limitations on payments of dividends. In addition, the lenders have the right to approve certain private sales of Common Stock. The Revolving Credit Agreement also contains various financial covenants, including minimum earnings and fixed charge coverage ratio requirements and certain maximum debt limitations. Finlay was in compliance with all of its financial covenants as of and for the year ended January 31, 1998.

     There were no amounts outstanding at February 1, 1997 or January 31, 1998 under the Revolving Credit Agreement. The maximum amounts outstanding under the Revolving Credit Agreement during

                            FINLAY ENTERPRISES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4--SHORT AND LONG-TERM DEBT (CONTINUED)

1995, 1996 and 1997 were $99,100,000, $114,100,000 and $189,200,000, respectively. The average amounts outstanding for the same periods were $68,400,000, $75,371,000 and $107,700,000, respectively. The weighted average interest rates during the period were 8.9%, 8.0% and 7.9% for 1995, 1996 and 1997, respectively.

     At February 1, 1997 and January 31, 1998, Finlay had letters of credit outstanding totaling $11.1 million and $10.3 million, respectively, which guarantee various trade activities. The contract amount of the letters of credit approximate their fair value.

     Long-term debt consisted of the following:

                                                                     FEBRUARY 1,    JANUARY 31,
                                                                        1997           1998
                                                                     -----------    -----------
                                                                           (IN THOUSANDS)
Senior Notes (a)..................................................    $ 135,000      $ 135,000
Debentures (b)....................................................       76,427         86,026
Other.............................................................            2             --
                                                                     -----------    -----------
                                                                        211,429        221,026
Less--current portion.............................................            2             --
                                                                     -----------    -----------
                                                                      $ 211,427      $ 221,026
                                                                     -----------    -----------
                                                                     -----------    -----------

------------------
(a) On May 26, 1993, as part of the 1993 Recapitalization, Finlay Jewelry issued 10 5/8% Senior Notes due 2003 with an aggregate principal amount of $135,000,000. Interest on the Notes is payable semi-annually on May 1 and November 1 of each year, and commenced on November 1, 1993. Except in the case of certain equity offerings, the Notes are not redeemable prior to May 1, 1998. Thereafter, the Notes will be redeemable, in whole or in part, at the option of Finlay, at specified redemption prices plus accrued and unpaid interest, if any, to the date of the redemption. In the event of a Change of Control (as defined in the Note Indenture), each holder of the Notes will have the right to require Finlay Jewelry to repurchase its Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest thereon to the repurchase date. The Notes rank senior in right of payment to all subordinated indebtedness of Finlay and pari passu in right of payment with all senior borrowings, including borrowings under the Revolving Credit Agreement. However, because the Revolving Credit Agreement is secured by a pledge of substantially all the assets of Finlay Jewelry, the Notes are structurally subordinated to the borrowings under the Revolving Credit Agreement. The Note Indenture contains restrictions relating to, among other things, the payment of dividends, the repurchase of stock and the making of certain other restricted payments, the incurrence of additional indebtedness, the creation of certain liens, certain asset sales transactions with subsidiaries and other affiliates and mergers and consolidations.

    The fair value of the Notes at January 31, 1998, determined based on market quotes, was $141,750,000.

(b) On May 26, 1993, as part of the 1993 Recapitalization, the Company sold, for $55,167,140, an aggregate of 98,000 units consisting of $98,000,000 12%
    Senior Discount Debentures due 2005 and 130,667 shares of Common Stock. Based on a fair market value of $7.23 per share on May 26, 1993, $944,067 was allocated to Common Stock with a resulting discount to the Debentures. Commencing May 1, 1998, interest will accrue until maturity. Interest on the Debentures is payable semi-annually on May 1 and November 1 of each year, commencing November 1, 1998. Except in the case of certain equity offerings, the Debentures are not redeemable prior to May 1, 1998. In the

                            FINLAY ENTERPRISES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4--SHORT AND LONG-TERM DEBT (CONTINUED) event of a Change of Control (as defined in the Debenture Indenture), each holder of the Debentures will have the right to require the Company to repurchase its Debentures at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest thereon to the repurchase date. Thereafter, the Debentures will be redeemable, in whole or in part, at the option of the Company, at specified redemption prices plus accrued and unpaid interest, if any, to the date of redemption.

    The Debentures rank pari passu in right of payment to all senior indebtedness of the Company and senior in right of payment to all subordinated indebtedness of the Company. The Debentures are secured by a first priority lien on and security interest in all of the issued and outstanding stock and intercompany indebtedness, if any, of Finlay Jewelry. However, the operations of the Company are conducted through Finlay Jewelry and, therefore, the Company is dependent upon the cash flow of Finlay Jewelry to meet its obligations, including its obligations under the Debentures. As a result, the Debentures are effectively subordinated to all indebtedness and all other obligations of Finlay Jewelry. The Debenture Indenture contains restrictions relating to, among other things, the payment of dividends, the repurchase of stock and the making of certain other restricted payments, the incurrence of additional indebtedness, the creation of certain liens, certain asset sales transactions with subsidiaries and other affiliates and mergers and consolidations. The amount of imputed interest recorded in 1995, 1996 and 1997 was $7,697,000, $8,494,000 and
    $9,545,000, respectively.

    The fair value of the Debentures, determined based on market quotes, was $87,061,000 at January 31, 1998.

    Finlay was in compliance with all of the provisions of the Note and Debenture Indentures as of and for the year ended January 31, 1998.

     The aggregate amounts of long-term debt payable in each of the five years in the period ending February 1, 2003 and thereafter are as follows:

                                                             (IN THOUSANDS)
                                                             --------------
1998......................................................      $     --
1999......................................................            --
2000......................................................            --
2001......................................................            --
2002......................................................            --
Thereafter................................................       221,026
                                                             --------------
                                                                $221,026
                                                             --------------
                                                             --------------

Interest expense for 1995, 1996 and 1997 was $29,859,000, $31,301,000 and
$34,213,000, respectively. Interest income for the same periods was $154,000, $97,000 and $98,000, respectively.

NOTE 5--SERIES C PREFERRED STOCK

     Concurrently with the consummation of the 1993 Recapitalization, the Company and Finlay Jewelry entered into a stock purchase agreement (the '1993 Stock Purchase Agreement') with the Lee/Desai Investors, pursuant to which the Lee/Desai Investors purchased from the Company the Lee/Desai Units consisting of an aggregate of 1,384,259 shares of Common Stock of the Company and 300,000 shares of Series C Preferred Stock. The Common Stock issued to the Lee/Desai Investors as part of the Lee/Desai Units constituted 52.6% of the outstanding Common Stock of the Company on a fully diluted basis. The aggregate purchase price for the Lee/Desai Units, paid to the Company at the closing, was

                            FINLAY ENTERPRISES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5--SERIES C PREFERRED STOCK (CONTINUED)

$30 million, of which $10 million was allocated to the Common Stock of the Company and $20 million was allocated to the Series C Preferred Stock. Immediately prior to the Initial Public Offering, as a result of the Series C Exchange, the holders of the Series C Preferred Stock exchanged all outstanding shares of Series C Preferred Stock for shares of Common Stock. In conjunction with the Series C Exchange, a $10,000,000 nonrecurring noncash charge representing the difference between the liquidation value and the carrying value of the Series C Preferred Stock was recorded, decreasing Net income
(loss) applicable to common shares in 1995. See Note 1. Dividends accrued in 1995 totaled $717,000.

NOTE 6--STOCKHOLDERS' EQUITY

     The Company's Long Term Incentive Plan (the '1993 Plan') permits the Company to grant to key employees of the Company and its subsidiaries, consultants and certain other persons, and directors of the Company (other than members of the Compensation Committee of the Company's Board of Directors), the following: (i) stock options; (ii) stock appreciation rights in tandem with stock options; (iii) limited stock appreciation rights in tandem with stock options; (iv) restricted or nonrestricted stock awards subject to such terms and conditions as the Compensation Committee shall determine; (v) performance units which are based upon attainment of performance goals during a period of not less than two nor more than five years and which may be settled in cash or in Common Stock at the discretion of the Compensation Committee; or (vi) any combination of the foregoing. Under the 1993 Plan, the Company may grant stock options which are either incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the 'Code'), or non-incentive stock options. As of January 31, 1998, an aggregate of 732,596 shares of the Company's Common Stock has been reserved for issuance pursuant to the 1993 Plan, of which a total of 640,052 shares are subject to options granted to certain senior management, key employees and a director.

     On March 6, 1997, the Board of Directors of the Company adopted the 1997 Long Term Incentive Plan (the '1997 Plan'), which was approved by the Company's stockholders in June 1997. The 1997 Plan, which is similar to the 1993 Plan, is intended as a successor to the 1993 Plan and provides for the grant of the same types of awards as are currently available under the 1993 Plan. An aggregate of 350,000 shares of the Company's Common Stock have been reserved for issuance pursuant to the 1997 Plan, of which a total of 349,448 shares are subject to options granted to certain senior management, key employees and a director. The exercise prices of such options range from $13.875 per share to $23.188 per share.

     The Company has adopted the disclosure-only provisions of SFAS No. 123, 'Accounting for Stock-Based Compensation,' which became effective in 1996. As permitted by SFAS No. 123, the Company has elected to continue to account for stock-based compensation using the intrinsic value method. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had the fair value method of accounting been applied to the Company's stock option plans, which requires recognition of compensation cost ratably over the vesting period of the stock options, net income would have been reduced by

$228,000, or $0.03 per share (for each of basic and diluted), in 1995, $219,000, or $0.03 per share (for each of basic and diluted), in 1996 and $330,000, or $0.04 per share (for each of basic and diluted), in 1997. This pro forma impact only reflects options granted since the beginning of 1995 and therefore the resulting compensation cost may not be representative of that to be expected in future years.

     The fair value of options granted in 1995, 1996 and 1997 was estimated using the Black-Scholes option-pricing model based on the weighted average market price at the grant date of $13.67 in 1995, $13.56 in 1996 and $14.95 in 1997 and the following weighted average assumptions: risk free interest

                            FINLAY ENTERPRISES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6--STOCKHOLDERS' EQUITY (CONTINUED)

rate of 6.89%, 6.67% and 6.57% for 1995, 1996 and 1997, respectively, expected life of seven years for each of 1995, 1996 and 1997 and volatility of 35.10% for 1995 and 1996 and 32.98% for 1997. The weighted average fair value of options granted in 1995, 1996 and 1997 was $7.02, $6.88 and $7.33, respectively.

     The following summarizes the transactions pursuant to the Company's 1993 Plan and 1997 Plan for 1995, 1996 and 1997:

                                                     1995                      1996                      1997
                                            ----------------------    ----------------------    ----------------------
                                            NUMBER OF   WTD. AVG.     NUMBER OF   WTD. AVG.     NUMBER OF   WTD. AVG.
                                             OPTIONS    EX. PRICE      OPTIONS    EX. PRICE      OPTIONS    EX. PRICE
                                            ---------   ----------    ---------   ----------    ---------   ----------
Outstanding at beginning of year.........    396,821      $ 9.11       545,834      $11.61       523,767      $11.93
Granted..................................    264,505       13.67        21,333       13.56       505,167       14.95
Exercised................................    (41,284)       7.23       (27,826)       7.23       (23,241)       8.74
Forfeited................................    (74,208)       8.00       (15,574)      11.45       (16,193)      11.25
                                            ---------   ----------    ---------   ----------    ---------   ----------
Outstanding at end of year...............    545,834       11.61       523,767       11.93       989,500       13.55
                                            ---------   ----------    ---------   ----------    ---------   ----------
                                            ---------   ----------    ---------   ----------    ---------   ----------
Exercisable at end of year...............    113,970      $ 9.73       207,122      $10.94       282,020      $11.47

     The options outstanding at January 31, 1998 have exercise prices between $7.23 and $23.19, with a weighted average exercise price of $13.55 and a weighted average remaining contractual life of 7.88 years. Options generally vest in five years and expire in ten years from their dates of grant.

     Upon the commencement of his employment, a senior officer of the Company purchased 138,525 shares of Common Stock (the 'Purchased Shares'), at a price of $7.23 per share. The aggregate purchase price of these shares was paid in the form of a note issued to the Company in the amount of $1,001,538. The note is secured by the Purchased Shares and certain proceeds from the sale of the Purchased Shares or any distribution paid on or with respect to the Purchased Shares. Interest accrues on the unpaid balance of the note at a rate equal to 7.92% per annum, compounded annually. In the event of termination of employment, the Purchased Shares (together with vested options and shares issued upon exercise of vested options ('Option Shares')) are subject to certain call rights and the Option Shares are additionally subject to certain put rights. In the event the Company does not exercise its call rights, the rights may be exercised by the Lee Investors and the Desai Investors, pro rata based on their respective ownership of Common Stock. The Purchased Shares and Option Shares are subject to certain restrictions on transfer. As a result of the terms of the note, the amount of the note is reflected as a reduction to equity and is reflected in the Company's Consolidated Balance Sheets as Note receivable from stock sale.

     In connection with and prior to the Initial Public Offering and the related transactions, the Board of Directors and the shareholders of the Company approved a change in the Company's capital stock to authorize 25,000,000 shares of Common Stock, par value $.01 per share. On March 7, 1995, the Company effected a two-for-three stock combination of its issued and outstanding Common Stock.

NOTE 7--LEASE AGREEMENTS

     Finlay conducts substantially all of its operations as leased departments in department stores. All of these leases, as well as rentals for office space and equipment, are accounted for as operating leases. A substantial number of such operating leases expire on various dates through 2008.

     Substantially all of the department store leases provide that the title to certain fixed assets of Finlay transfers upon termination of the leases, and that Finlay will receive the undepreciated value of such fixed assets from the host store in the event such transfers occur. The values of such fixed assets are

                            FINLAY ENTERPRISES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7--LEASE AGREEMENTS (CONTINUED)

recorded at the inception of the lease arrangement and are reflected in the accompanying Consolidated Balance Sheets.

     In many cases, Finlay is subject to limitations under its lease agreements with host department stores which prohibit Finlay from operating departments for other store groups within a certain geographical radius of the host store.

     The store leases provide for the payment of fees based on sales, plus, in some instances, installment payments for fixed assets. Lease expense, included in Selling, general and administrative expenses, is as follows (in thousands):

                                                                      YEAR ENDED
                                                       -----------------------------------------

                                                       FEBRUARY 3,    FEBRUARY 1,    JANUARY 31,
                                                          1996           1997           1998
                                                       -----------    -----------    -----------
Minimum fees........................................    $  10,555      $   6,188      $   9,732
Contingent fees.....................................       94,679        103,319        115,331
                                                       -----------    -----------    -----------
     Total..........................................    $ 105,234      $ 109,507      $ 125,063
                                                       -----------    -----------    -----------
                                                       -----------    -----------    -----------

     Future minimum payments under noncancellable operating leases having initial or remaining noncancellable lease terms in excess of one year are as follows as of January 31, 1998:

                                                             (IN THOUSANDS)
                                                             --------------
1998......................................................      $ 24,824
1999......................................................        19,830
2000......................................................        12,552
2001......................................................         6,231
2002......................................................         2,086
Thereafter................................................        11,001
                                                             --------------
     Total minimum payments required......................      $ 76,524
                                                             --------------
                                                             --------------

     Minimum payments shown above have not been reduced by minimum sublease payments of approximately $125,000 due in the future under noncancellable subleases.

NOTE 8--PENSION PLANS

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

     The cost of the defined contribution plan maintained by Finlay and the retirement benefits for certain former employees aggregated $1,728,000,

$1,753,000 and $1,771,000 for 1995, 1996 and 1997, respectively.

                            FINLAY ENTERPRISES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9--INCOME TAXES

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

     Deferred tax assets and liabilities at year end are as follows:

                                                                                                 YEAR ENDED
                                                                                         --------------------------
                                                                                         FEBRUARY 1,    JANUARY 31,
                                                                                            1997           1998
                                                                                         -----------    -----------
                                                                                               (IN THOUSANDS)
Deferred Tax Assets
  Uniform inventory capitalization....................................................     $ 3,462        $ 3,569
  Expenses not currently deductible...................................................       4,074          3,493
  ITC carryover.......................................................................       1,100            950
  AMT credit..........................................................................         566            566
  Deferred financing costs-current....................................................         203             --
                                                                                         -----------    -----------
                                                                                             9,405          8,578
  Valuation allowance.................................................................       1,200          1,050
                                                                                         -----------    -----------
       Total current..................................................................       8,205          7,528
                                                                                         -----------    -----------
  Imputed interest on Debentures......................................................       9,407         12,747
  Deferred financing costs-non-current................................................         371            207
                                                                                         -----------    -----------
       Total non-current..............................................................       9,778         12,954
                                                                                         -----------    -----------
          Total deferred tax assets...................................................      17,983         20,482
                                                                                         -----------    -----------
Deferred Tax Liabilities
  LIFO inventory valuation............................................................       9,014          8,747
                                                                                         -----------    -----------
       Total current..................................................................       9,014          8,747
                                                                                         -----------    -----------
  Depreciation........................................................................       7,029          8,295
                                                                                         -----------    -----------

       Total non-current..............................................................       7,029          8,295
                                                                                         -----------    -----------
          Total deferred tax liabilities..............................................      16,043         17,042
                                                                                         -----------    -----------
            Net deferred income tax assets............................................     $ 1,940        $ 3,440
                                                                                         -----------    -----------
                                                                                         -----------    -----------
       Net current deferred income tax liabilities....................................     $  (809)       $(1,219)

       Net non-current deferred income tax assets.....................................       2,749          4,659
                                                                                         -----------    -----------
            Net deferred income tax assets............................................     $ 1,940        $ 3,440
                                                                                         -----------    -----------
                                                                                         -----------    -----------

     The components of income tax expense are as follows (in thousands):

                                                                                               YEAR ENDED
                                                                           --------------------------------------------------
                                                                            FEBRUARY 3,       FEBRUARY 1,       JANUARY 31,
                                                                                1996              1997              1998
                                                                           --------------    --------------    --------------
  Current domestic taxes................................................      $ 10,174          $ 11,777          $ 13,427
  Current foreign taxes.................................................         1,238             1,045               600
  Deferred taxes........................................................        (2,069)           (1,787)           (1,500)
                                                                           --------------    --------------    --------------
  Income tax expense....................................................      $  9,343          $ 11,035          $ 12,527
                                                                           --------------    --------------    --------------
                                                                           --------------    --------------    --------------

                            FINLAY ENTERPRISES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9--INCOME TAXES (CONTINUED)
     A reconciliation of the income tax provision computed by applying the federal statutory rate to Income (loss) before income taxes to the Provision for income taxes on the accompanying Consolidated Statements of Operations is as follows (in thousands):

                                                                                               YEAR ENDED
                                                                           --------------------------------------------------
                                                                            FEBRUARY 3,       FEBRUARY 1,       JANUARY 31,
                                                                                1996              1997              1998
                                                                           --------------    --------------    --------------

  Federal Statutory Provision...........................................      $  8,258          $  7,977          $  9,703
  Foreign taxes.........................................................         1,238             1,045               600
  State tax, net of federal benefit.....................................         1,688             1,857             1,642
  Non-deductible amortization...........................................         1,037             1,037             1,037
  Life insurance proceeds...............................................        (1,750)               --                --
  Benefit of foreign tax credit.........................................        (1,238)           (1,045)             (600)
  Other                                                                            110               164               145
                                                                           --------------    --------------    --------------
  Provision for income taxes............................................      $  9,343          $ 11,035          $ 12,527
                                                                           --------------    --------------    --------------
                                                                           --------------    --------------    --------------

     Section 382 of the Code restricts utilization of net operating loss carryforwards ('NOLs') after an ownership change exceeding 50%. As a result of the 1993 Recapitalization, a change in ownership of the Company exceeding 50% occurred within the meaning of Section 382 of the Code (a 'Change of Control'). Similar restrictions will apply to other carryforwards. Consequently, there is a material limitation on the annual utilization of the Company's net operating loss and other carryforwards which requires a deferral or loss of the utilization of such carryforwards. At October 31, 1997, the Company has a NOL carryforward for tax purposes of $12,000,000 which is subject to an annual limit of approximately $2,000,000 per year, of which $8,000,000 expires in 2004 and $4,000,000 expires in 2005. At October 31, 1997, the Company had investment tax credit ('ITC') carryovers of approximately $950,000, of which $649,000 expires in 1998, $264,000 in 1999 and $37,000 in 2000. At October 31, 1997, the Company
also had Alternative Minimum Tax Credit ('AMT') carryovers of $566,000 which may be used indefinitely to reduce federal income taxes. An additional change in ownership within the meaning of Section 382 of the Code has occurred as a result of the 1997 Offering. However, there are no additional restrictions upon the Company's ability to utilize its NOLs or other carryforwards as a result of such ownership change.

     SFAS No. 109 'Accounting for Income Taxes,' requires that the tax benefit of such NOLs and tax credits be recorded as an asset to the extent that management assesses the utilization to be 'more likely than not'. As the accompanying Consolidated Financial Statements include profits earned after the tax year end at October 31, (the profit of the year-end holiday season), for financial reporting purposes only, the NOL carryforward has been absorbed in full and no NOL carryfoward exists as of January 31, 1998. Management determined at January 31, 1998, that based upon the Company's history of operating earnings and its expectations for the future, no change to the valuation allowance is warranted, with the exception of amounts utilized to offset the expiration during 1997 of an ITC carryover.

NOTE 10--COMMITMENTS AND CONTINGENCIES

     The Company, from time to time, is involved in litigation concerning its business affairs. Management believes that the resolution of all pending litigation will not have a material adverse effect on the consolidated financial statements.

     The Company has employment agreements with two senior members of management which provide for minimum salary levels as well as incentive compensation based on meeting specific financial goals. Such agreements have remaining terms of one and three years. In addition, the Company has an agreement with a senior member of management which provides for one year's salary if employment is terminated without cause. Such agreements have a remaining aggregate minimum value of approximately $3.9 million as of January 31, 1998.

                            FINLAY ENTERPRISES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10--COMMITMENTS AND CONTINGENCIES (CONTINUED)

     The Revolving Credit Agreement, the Gold Consignment Agreement and the Note Indenture currently restrict annual distributions from Finlay Jewelry to the Company to 0.25% of Finlay Jewelry's net sales for the preceding fiscal year. During 1997, dividends of $1,712,000 were declared. During 1996, dividends of $1,636,000 were declared and $818,000 was distributed to the Company. During 1995, dividends of $1,380,000 were declared and $1,810,000 was distributed to the Company.

     The Company's concentration of credit risk consists principally of accounts receivable. Approximately 71%, 75% and 72% of Finlay's domestic sales in 1995, 1996 and 1997, respectively, were from operations in two major department store groups of which 48%, 51% and 49% represents Finlay's domestic sales from one department store group in the respective years. The Company believes that the risk associated with these receivables, other than those from department store groups indicated above, would not have a material adverse effect on the Company's financial position or results of operations.

     Liberty House, one of the host stores in which Finlay operates, has requested deferral of approximately $2.0 million of 1997 sales due to the Company. The Company is currently receiving weekly payments against the outstanding balance.

NOTE 11--QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table summarizes the quarterly financial data for 1995, 1996 and 1997 (dollars in thousands, except per share data):

                                                                     YEAR ENDED FEBRUARY 3, 1996
                                                           ------------------------------------------------
                                                             FIRST         SECOND       THIRD       FOURTH
                                                           QUARTER(B)    QUARTER(C)    QUARTER     QUARTER
                                                           ----------    ----------    --------    --------
Sales...................................................    $ 112,716     $ 135,428    $132,058    $274,289
Gross margin............................................       58,875        70,327      68,773     142,487
Net income (loss).......................................       (5,381)        3,171      (2,760)     19,221
Net income (loss) per share
  applicable to common shares (a):
     Basic net income (loss) per share..................        (4.44)         0.43       (0.37)       2.60

     Diluted net income (loss) per share................        (4.36)         0.42       (0.37)       2.55

                                                                   YEAR ENDED FEBRUARY 1, 1997
                                                           --------------------------------------------
                                                            FIRST       SECOND      THIRD       FOURTH
                                                           QUARTER     QUARTER     QUARTER     QUARTER
                                                           --------    --------    --------    --------
Sales...................................................   $130,719    $137,188    $136,140    $281,227
Gross margin............................................     66,681      71,343      70,360     146,590
Net income (loss).......................................     (4,400)     (1,567)     (2,637)     20,361
Net income (loss) per share
  applicable to common shares (a):
     Basic net income (loss) per share..................      (0.59)      (0.21)      (0.36)       2.74
     Diluted net income (loss) per share................      (0.59)      (0.21)      (0.35)       2.67

                                                                   YEAR ENDED JANUARY 31, 1998
                                                           --------------------------------------------
                                                            FIRST       SECOND      THIRD       FOURTH
                                                           QUARTER     QUARTER     QUARTER     QUARTER
                                                           --------    --------    --------    --------
Sales...................................................   $134,592    $148,060    $148,770    $338,440
Gross margin............................................     68,870      75,948      77,107     176,852
Net income (loss).......................................     (4,226)     (1,378)     (3,250)     24,049
Net income (loss) per share
  applicable to common shares (a):
     Basic net income (loss) per share..................      (0.57)      (0.19)      (0.42)       2.50
     Diluted net income (loss) per share................      (0.56)      (0.18)      (0.42)       2.42

                                                        (Footnotes on next page)

                            FINLAY ENTERPRISES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11--QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

(Footnotes from previous page)
------------------
(a) Net income (loss) per share for each quarter is computed as if each quarter were a discrete period. As such, the total of the four quarters net income
    (loss) per share does not necessarily equal the net income (loss) per share for the year.

(b) The first quarter of 1995 includes a $10,000,000 nonrecurring, noncash charge relating to the conversion of the Series C Preferred Stock. See Note

    5.

(c) The second quarter of 1995 includes proceeds of $5,000,000 from a life insurance policy maintained on a senior executive.

NOTE 12--ACQUISITION

     On October 6, 1997, Finlay completed the acquisition of certain assets of the Diamond Park Fine Jewelers division of Zale Corporation ('Diamond Park'), a leading operator of leased departments, for approximately $63.0 million, which includes approximately $5.0 million for the purchase of additional inventory acquired in March 1998 and the reimbursement of certain expenses incurred by the Zale Corporation. By acquiring Diamond Park, Finlay added 139 departments and also added new host store relationships with Mercantile Stores, Marshall Field's and Parisian. Finlay financed the acquisition of Diamond Park (the 'Diamond Park Acquisition') with borrowings under the Revolving Credit Agreement.

     The Diamond Park Acquisition has been accounted for as a purchase, and, accordingly, the operating results of the Diamond Park departments have been included in the Company's consolidated financial statements since the date of the acquisition. The Company has recorded goodwill of approximately $12.4 million and does not believe that the final purchase price allocation will differ significantly from the preliminary purchase price allocation recorded at January 31, 1998. Pursuant to the purchase agreement, the Company completed the remaining components of the Diamond Park Acquisition in March 1998.

     The preliminary purchase price allocation as of January 31, 1998 is as follows:

Payment for purchase of Diamond Park assets.............................             $57,624
  Inventory.............................................................   43,831
  Fixed assets..........................................................    4,443
  Prepaid and other assets..............................................      900
  Acquisition and integration costs.....................................   (2,600)
  Other.................................................................   (1,332)
                                                                           ------
Fair value of assets acquired and costs incurred........................              45,242
                                                                                     -------
Goodwill................................................................             $12,382
                                                                                     -------
                                                                                     -------

     The following summarized, unaudited pro forma combined results of operations for the years ended February 1, 1997 and January 31, 1998 have been prepared assuming the Diamond Park Acquisition occurred at the beginning of the respective periods. The pro forma information is provided for informational purposes only. It is based on historical information, as well as certain assumptions and estimates, and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined company (dollars in thousands, except per share data):


                                                                            (UNAUDITED)
                                                                             YEAR ENDED
                                                                     --------------------------
                                                                     FEBRUARY 1,    JANUARY 31,
                                                                        1997           1998
                                                                     -----------    -----------
Sales.............................................................    $ 778,145      $ 822,820
Net income (loss).................................................    $  12,756      $  13,928
Net income (loss) per share:
  Basic net income (loss) per share...............................    $    1.72      $    1.73
  Diluted net income (loss) per share.............................    $    1.69      $    1.68

                            FINLAY ENTERPRISES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13--SUBSEQUENT EVENTS (UNAUDITED)

     On March 19, 1998, Liberty House filed a voluntary petition in bankruptcy under Title 11 of the United States Code. Finlay believes that the bankruptcy of Liberty House will not have a material adverse effect on Finlay's financial position or results of its operations.

     On March 24, 1998, the Company filed a registration statement with the Securities and Exchange Commission (the 'Commission') for a proposed public offering of 1,600,000 shares of its Common Stock (the 'Equity Offering'), of which 567,310 shares are expected to be issued and sold by the Company. Concurrently with the filing of the registration statement relating to the Equity Offering, the Company and Finlay Jewelry filed registration statements with the Commission for the proposed public offering of $75.0 million aggregate principal amount of Senior Debentures due 2008 (the 'Senior Debentures') and $150.0 million aggregate principal amount of Senior Notes due 2008 (the 'Senior Notes'), respectively. In addition, it is contemplated that, concurrently with the consummation of the sale of the Senior Debentures and the Senior Notes, the Revolving Credit Agreement will be amended to increase the line of credit thereunder to $275.0 million and to make certain other changes. It is contemplated that the net proceeds to the Company from the Equity Offering, the sale of the Senior Debentures, the repayment of a note receivable of approximately $1.3 million (including principal and interest) from an executive officer and the repayment of approximately $2.6 million of an intercompany liability by Finlay Jewelry (the 'Intercompany Repayment') will be used to redeem the Company's Debentures. Finlay Jewelry will use the net proceeds from the sale of the Senior Notes, together with available cash of approximately $1.0 million, to redeem Finlay Jewelry's Notes and to make the Intercompany Repayment.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Finlay Fine Jewelry Corporation:

     We have audited the accompanying consolidated balance sheets of Finlay Fine Jewelry Corporation (a Delaware corporation) and subsidiaries as of February 1, 1997 and January 31, 1998, and the related consolidated statements of operations, changes in stockholder's equity and cash flows for the fifty-three weeks ended February 3, 1996, the fifty-two weeks ended February 1, 1997 and the fifty-two weeks ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Finlay Fine Jewelry Corporation and subsidiaries as of February 1, 1997 and January 31, 1998, and the results of their operations and their cash flows for the fifty-three weeks ended February 3, 1996, the fifty-two weeks ended February 1, 1997 and the fifty-two weeks ended January 31, 1998, in conformity with generally accepted accounting principles.

                                                             ARTHUR ANDERSEN LLP

New York, New York
March 18, 1998

                        FINLAY FINE JEWELRY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                                          YEAR ENDED
                                                                           -----------------------------------------
                                                                           FEBRUARY 3,    FEBRUARY 1,    JANUARY 31,
                                                                              1996           1997           1998
                                                                           -----------    -----------    -----------
Sales...................................................................    $ 654,491      $ 685,274      $ 769,862
Cost of sales...........................................................      314,029        330,300        371,085
                                                                           -----------    -----------    -----------
  Gross margin..........................................................      340,462        354,974        398,777
Selling, general and administrative expenses............................      281,693        289,145        325,752
Depreciation and amortization...........................................        9,659         10,840         12,163
                                                                           -----------    -----------    -----------
  Income (loss) from operations.........................................       49,110         54,989         60,862
Proceeds from life insurance............................................       (5,000)            --             --
Interest expense, net...................................................       21,844         22,526         24,413
                                                                           -----------    -----------    -----------
  Income (loss) before income taxes.....................................       32,266         32,463         36,449
Provision (credit) for income taxes.....................................       12,527         14,501         15,528
                                                                           -----------    -----------    -----------
  Net income (loss).....................................................    $  19,739      $  17,962      $  20,921
                                                                           -----------    -----------    -----------
                                                                           -----------    -----------    -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                        FINLAY FINE JEWELRY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                         FEBRUARY 1,    JANUARY 31,
                                                                                            1997           1998
                                                                                         -----------    -----------
                                        ASSETS
Current assets:
  Cash and cash equivalents...........................................................    $  20,392      $  12,655
  Accounts receivable--department stores..............................................       15,362         20,772
  Other receivables...................................................................        4,338          6,861
  Merchandise inventories.............................................................      222,445        279,766
  Prepaid expenses and other..........................................................        1,438          1,782
                                                                                         -----------    -----------
  Total current assets................................................................      263,975        321,836
                                                                                         -----------    -----------
Fixed assets
  Equipment, fixtures and leasehold improvements......................................       73,223         95,257
  Less--accumulated depreciation and amortization.....................................       21,423         28,249
                                                                                         -----------    -----------
     Fixed assets, net................................................................       51,800         67,008
                                                                                         -----------    -----------
Deferred charges and other assets.....................................................        5,770          8,339
Goodwill..............................................................................       95,263        104,271
                                                                                         -----------    -----------
     Total assets.....................................................................    $ 416,808      $ 501,454
                                                                                         -----------    -----------
                                                                                         -----------    -----------

                         LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current portion of long-term debt...................................................    $       2      $      --
  Accounts payable--trade.............................................................      133,252        160,424
  Accrued liabilities:
     Accrued salaries and benefits....................................................       15,061         12,694
     Accrued miscellaneous taxes......................................................        4,147          5,013
     Accrued insurance................................................................          762            215
     Accrued interest.................................................................        3,833          3,902
     Accrued management transition and consulting.....................................        1,787          1,092
     Other............................................................................       14,665         14,639
  Income taxes payable................................................................       13,970         15,853
  Deferred income taxes...............................................................          804          1,220
  Due to parent.......................................................................           --         41,079
                                                                                         -----------    -----------
       Total current liabilities......................................................      188,283        256,131
Long-term debt........................................................................      135,000        135,000
Other non-current liabilities.........................................................        7,115          8,497
                                                                                         -----------    -----------
       Total liabilities..............................................................      330,398        399,628

                                                                                         -----------    -----------
Stockholder's equity:
  Common Stock, par value $.01 per share; authorized 5,000 shares; issued and
     outstanding 1,000 shares.........................................................           --             --
  Additional paid-in capital..........................................................       69,241         69,241
  Distributions to investor group in excess of carryover basis........................      (24,390)       (24,390)
  Retained earnings...................................................................       44,609         63,818
  Foreign currency translation adjustment.............................................       (3,050)        (6,843)
                                                                                         -----------    -----------
       Total stockholder's equity.....................................................       86,410        101,826
                                                                                         -----------    -----------
       Total liabilities and stockholder's equity.....................................    $ 416,808      $ 501,454
                                                                                         -----------    -----------
                                                                                         -----------    -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                        FINLAY FINE JEWELRY CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         DISTRIBUTIONS
                                        COMMON STOCK                      TO INVESTOR                 FOREIGN
                                     -------------------   ADDITIONAL   GROUP IN EXCESS               CURRENCY        TOTAL
                                      NUMBER                PAID-IN      OF CARRYOVER     RETAINED   TRANSLATION  STOCKHOLDER'S
                                     OF SHARES   AMOUNT     CAPITAL          BASIS        EARNINGS   ADJUSTMENT      EQUITY
                                     ---------   -------   ----------   ---------------   --------   ----------   -------------
Balance, January 28, 1995..........      1,000   $    --    $ 42,506       $ (24,390)     $ 9,924     $   (334)     $  27,706
  Net income (loss)................         --        --          --              --       19,739           --         19,739
  Dividends on Common Stock........         --        --          --              --       (1,380 )         --         (1,380)
  Foreign currency translation
    adjustment.....................         --        --          --              --           --         (413)          (413)
  Capital contribution from
    parent.........................         --        --      26,735              --           --           --         26,735
                                     ---------   -------   ----------   ---------------   --------   ----------   -------------
Balance, February 3, 1996..........      1,000        --      69,241         (24,390)      28,283         (747)        72,387
  Net income (loss)................         --        --          --              --       17,962           --         17,962
  Dividends on Common Stock........         --        --          --              --       (1,636 )         --         (1,636)
  Foreign currency translation
    adjustment.....................         --        --          --              --           --       (2,303)        (2,303)
                                     ---------   -------   ----------   ---------------   --------   ----------   -------------
Balance, February 1, 1997..........      1,000        --      69,241         (24,390)      44,609       (3,050)        86,410
  Net income (loss)................         --        --          --              --       20,921           --         20,921
  Dividends on Common Stock........         --        --          --              --       (1,712 )         --         (1,712)
  Foreign currency translation
    adjustment.....................         --        --          --              --           --       (3,793)        (3,793)
                                     ---------   -------   ----------   ---------------   --------   ----------   -------------
Balance, January 31, 1998..........      1,000   $    --    $ 69,241       $ (24,390)     $63,818     $ (6,843)     $ 101,826
                                     ---------   -------   ----------   ---------------   --------   ----------   -------------
                                     ---------   -------   ----------   ---------------   --------   ----------   -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                        FINLAY FINE JEWELRY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                          YEAR ENDED
                                                                           -----------------------------------------
                                                                           FEBRUARY 3,    FEBRUARY 1,    JANUARY 31,
                                                                              1996           1997           1998
                                                                           -----------    -----------    -----------
Cash flows from operating activities:
  Net income (loss).....................................................    $   19,739     $   17,962     $   20,921
  Adjustments to reconcile net income (loss) to net cash provided from
     (used in) operating activities:
  Depreciation and amortization.........................................        10,587         11,871         13,195
  Other, net............................................................           797          1,845          1,495
  Changes in operating assets and liabilities, net of effects from purchase of Diamond Park assets (Note 11):
     (Increase) decrease in accounts and other receivables..............        (9,856)         1,560         (8,806)
     Increase in merchandise inventories................................       (35,601)       (28,380)       (15,360)
     (Increase) decrease in prepaid expenses and other..................          (262)            66            385
     Increase in accounts payable and accrued liabilities...............        10,515          9,300         22,038
     Increase (decrease) in deferred income taxes.......................          (539)           (27)           416
     Increase in due to parent..........................................            --             --         40,030
                                                                           -----------    -----------    -----------
       Net cash provided from (used in) operating activities............        (4,620)        14,197         74,314
                                                                           -----------    -----------    -----------
Cash flows from investing activities:
  Purchases of equipment, fixtures and leasehold improvements...........       (14,933)       (17,533)       (19,338)
  Payment for puchase of Diamond Park assets............................            --             --        (57,642)
  Other, net............................................................        (2,224)          (839)        (2,386)
                                                                           -----------    -----------    -----------
       Net cash used in investing activities............................       (17,157)       (18,372)       (79,366)
                                                                           -----------    -----------    -----------
Cash flows from financing activities:
  Proceeds from revolving credit facility...............................       439,720        442,947        564,510
  Principal payments on revolving credit facility.......................      (439,720)      (442,947)      (564,510)
  Capital contribution from parent......................................        26,735             --             --
  Payment of dividends..................................................        (1,810)          (818)            --
  Capitalized financing costs...........................................            --             --         (2,347)
  Other, net............................................................          (372)          (206)            (2)
                                                                           -----------    -----------    -----------
       Net cash provided from (used in) financing activities............        24,553         (1,024)        (2,349)
                                                                           -----------    -----------    -----------
       Effect of exchange rate changes on cash..........................          (221)          (146)          (336)
                                                                           -----------    -----------    -----------
       Increase (decrease) in cash and cash equivalents.................         2,555         (5,345)        (7,737)
                                                                           -----------    -----------    -----------
Cash and cash equivalents, beginning of period..........................        23,182         25,737         20,392
                                                                           -----------    -----------    -----------
Cash and cash equivalents, end of period................................    $   25,737     $   20,392     $   12,655

                                                                           -----------    -----------    -----------
                                                                           -----------    -----------    -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                        FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION OF THE COMPANY AND TRANSACTIONS

     Finlay Fine Jewelry Corporation, a Delaware corporation (together with its wholly owned subsidiaries, 'Finlay Jewelry'), is a wholly owned subsidiary of Finlay Enterprises, Inc. (the 'Holding Company'). References to 'Finlay' mean collectively, the Holding Company and Finlay Jewelry. Finlay is a retailer of fine jewelry products and primarily operates leased fine jewelry departments in department stores throughout the United States and France. All references herein to leased departments refer to departments operated pursuant to license agreements or other arrangements with host department stores.

  PUBLIC OFFERINGS AND RELATED TRANSACTIONS

     On October 21, 1997, the Holding Company completed a public offering (the '1997 Offering') of 3,450,000 shares of its common stock, par value $.01 per share ('Common Stock') at a price of $19.00 per share, of which 2,196,971 shares were issued and sold by the Holding Company. An additional 1,253,029 shares were sold by existing stockholders. The underwriters' over-allotment was exercised in full. Net proceeds to the Holding Company from the 1997 Offering were $38,124,000. The Holding Company purchased inventory using the net proceeds and subsequently sold this inventory to Finlay Jewelry. In addition, Finlay Jewelry was charged a service fee by the Holding Company of $1.9 million which is included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

     On April 6, 1995, the Holding Company completed an initial public offering (the 'Initial Public Offering') of 2,500,000 shares of its Common Stock, at a price of $14.00 per share. An additional 115,000 shares were sold by non-management selling stockholders. Net proceeds from the Initial Public Offering were $30,200,000 and were used to repurchase $6,103,000 accreted balance of the Holding Company's 12% Senior Discount Debentures due 2005 (the 'Debentures') with the balance of the net proceeds used to reduce a portion of the outstanding indebtedness under Finlay's revolving credit facility with General Electric Capital Corporation ('G.E. Capital') and the other lenders named thereto.

     Immediately prior to the completion of the Initial Public Offering, the holders of the Holding Company's 10% Series C Cumulative Preferred Stock ('Series C Preferred Stock') exchanged all outstanding shares of Series C Preferred Stock with the Holding Company for 2,581,784 shares of Common Stock (the 'Series C Exchange'). For purposes of the Series C Exchange, the outstanding Series C Preferred Stock was (i) valued at its liquidation value of $30,000,000 plus $6,145,000 of accrued dividends through the date of completion of the Series C Exchange, paid in kind at a quarterly rate of 2.5%, and (ii) exchanged for Common Stock at the initial public offering price of $14.00 per share.

  THE 1993 RECAPITALIZATION

     In May 1993, an affiliate of Thomas H. Lee Company (together with its affiliated transferees, the 'Lee Investors') and partnerships managed by Desai Capital Management Incorporated (collectively, the 'Desai Investors'), acquired 36.8% and 24.5%, respectively, of the outstanding voting securities of the Holding Company in a series of transactions which recapitalized the Holding Company (the '1993 Recapitalization'). Following the 1993 Recapitalization, management maintained a substantial equity interest in the Holding Company.

     The 1993 Recapitalization included an investment by the Lee Investors and the Desai Investors in units consisting of the Series C Preferred Stock and Common Stock (the 'Lee/Desai Units'). Concurrently, certain other existing classes of preferred stock and all outstanding warrants to purchase Common Stock were redeemed. These equity related transactions resulted in the Lee Investors and the Desai Investors obtaining 52.6% beneficial ownership of the outstanding Common Stock.

     The 1993 Recapitalization also included the public issuance by the Holding Company of units consisting of Debentures and Common Stock, the public issuance by Finlay Jewelry of the 10 5/8%

                        FINLAY FINE JEWELRY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 1--ORGANIZATION OF THE COMPANY AND TRANSACTIONS (CONTINUED)
Senior Notes due 2003 (the 'Notes') and the refinancing of Finlay's outstanding term loans and revolving indebtedness with Westinghouse Credit Corporation ('WCC'). The WCC revolving credit facility was replaced by the revolving credit facility with G.E. Capital. See Note 4.

  ORGANIZATION AND THE 1988 LEVERAGED RECAPITALIZATION

     Finlay Jewelry was initially incorporated on August 2, 1985 as SL Holdings Corporation ('SL Holdings'). The Holding Company, incorporated on November 22, 1988, was organized by certain officers and directors (the 'Investor Group') of SL Holdings to acquire certain operations of SL Holdings. In connection with the reorganization ('1988 Leveraged Recapitalization'), which resulted in the merger of a wholly owned subsidiary of the Holding Company into SL Holdings, SL Holdings changed its name to Finlay Fine Jewelry Corporation and became a wholly owned subsidiary of the Holding Company.

     The 1988 Leveraged Recapitalization was accounted for as a purchase in the accompanying financial statements. Accordingly, the excess of the purchase price over the net assets of Finlay Jewelry has been assigned to goodwill. Since certain members of the Investor Group beneficially owned shares of SL Holdings before the 1988 Leveraged Recapitalization and owned shares of the Holding Company after the 1988 Leveraged Recapitalization, the purchase method of accounting does not apply to their ownership interest in SL Holdings. Accordingly, for accounting purposes, stockholders' equity reflects the total shares of SL Holdings owned by the Investor Group at their respective adjusted historical costs, reduced by the consideration paid for the SL Holdings shares owned by the Investor Group. This resulted in a reduction in stockholders' equity of $24,390,000 and is reflected as Distributions to investor group in excess of carryover basis in the accompanying Consolidated Balance Sheets.


NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF ACCOUNTING AND PRESENTATION: The accompanying Consolidated Financial Statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles, which, for certain financial statement accounts, requires the use of management's estimates. Actual results may differ from these estimates.

     FISCAL YEAR: Finlay Jewelry's fiscal year ends on the Saturday closest to January 31. References to 1995, 1996 and 1997 relate to the fiscal years ended on February 3, 1996, February 1, 1997 and January 31, 1998. Each of the fiscal years includes 52 weeks except 1995, which includes 53 weeks.

     MERCHANDISE INVENTORIES: Consolidated inventories are stated at the lower of cost or market with cost for the domestic operations determined by the last-in, first-out ('LIFO') method. Market represents estimated realizable value after providing for a normal profit margin. The cost to Finlay of gold merchandise sold on consignment, which typically varies with the price of gold, is not fixed until the sale is reported to the vendor following the sale of the merchandise. Finlay at times enters into futures contracts, such as options or forwards, based upon the anticipated sales of gold product in order to hedge against the risk arising from those payment arrangements. Changes in the market value of futures contracts are accounted for as an addition to or reduction from the inventory cost. For the years ended February 3, 1996, February 1, 1997 and January 31, 1998, the gain/loss on open futures contracts was not material. Finlay Jewelry did not have any open positions in futures contracts for gold at February 1, 1997 or January 31, 1998.

     DEPRECIATION AND AMORTIZATION: Depreciation and amortization, except where otherwise indicated, are computed by the straight-line method over the estimated useful lives of the fixed assets ranging from three to thirty-nine years. In 1997, Finlay Jewelry capitalized $660,000 of interest in connection with the construction of its warehouse and distribution facility. The capitalized interest was

                        FINLAY FINE JEWELRY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) recorded as part of the asset to which it related and is being amortized over the asset's estimated useful life.

     PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Finlay Jewelry and its wholly owned subsidiaries, Sonab Holdings, Inc. and Sonab International, Inc. All significant intercompany transactions have been eliminated in consolidation.

     SOFTWARE DEVELOPMENT COSTS: Costs incurred for the routine operation and maintenance of management information systems are expensed as incurred. It is Finlay Jewelry's policy to capitalize significant amounts relating to software purchased from third party software vendors as well as external consulting costs incurred in the development and improvement of management information systems.


     In 1998, Statement of Position No. 98-1, 'Accounting for the Costs of Computer Software Developed or Obtained for Internal Use' was issued, whereby Finlay Jewelry will be required to capitalize certain internal payroll costs for employees directly associated with the development of software for internal use. Finlay Jewelry intends to adopt this statement in 1999, and does not expect it to have a materal impact on its consolidated financial statements.

     INTANGIBLE ASSETS ARISING FROM ACQUISITION: The excess purchase price paid over the fair market value of net assets acquired ('Goodwill') was recorded in accordance with Accounting Principles Board ('APB') Opinion No. 16--'Accounting for Business Combinations' and is being amortized on a straight-line basis. The Goodwill related to the 1988 Leveraged Recapitalization and the Diamond Park Acquisition (as defined in Note 11) is being amortized over 40 years and 20 years, respectively. Finlay Jewelry continually evaluates the carrying value and the economic useful life of Goodwill based on Finlay Jewelry's operating results and the expected future net cash flows and will adjust the carrying value and the related amortization periods, if and when appropriate. Amortization of Goodwill for 1995, 1996 and 1997 totaled $3,149,000, $3,143,000 and $3,367,000, respectively. Accumulated amortization of Goodwill at February 1, 1997 and January 31, 1998 totaled $24,551,000 and $27,825,000, respectively.

     FOREIGN CURRENCY TRANSLATION: Results of operations for Finlay Jewelry's foreign subsidiary are translated into U.S. dollars using the average exchange rates during the period, while assets and liabilities are translated using current rates in accordance with Statement of Financial Accounting Standards ('SFAS') No. 52, 'Foreign Currency Translation'. The resulting translation adjustments are recorded directly into a separate component of Stockholder's equity. Transaction gains and losses are reported in net income and were not significant in any year.

     DEBT ISSUANCE COSTS: Debt issuance costs of $8,728,000 arising principally from the 1993 Recapitalization are being amortized using the straight line method over the terms of the related debt agreements. These debt issuance costs totaled approximately $3,200,000 at February 1, 1997 and $4,700,000 at January 31, 1998. The debt issuance costs are reflected as a component of Deferred charges and other assets in the accompanying Consolidated Balance Sheets. Amortization of debt issuance costs for 1995, 1996 and 1997 totaled $872,000, $889,000 and $889,000, respectively, and have been recorded as a component of Interest expense, net in the accompanying Consolidated Statements of Operations.

     COST OF SALES: Cost of sales includes the cost of merchandise sold, repair expense, shipping, shrinkage and inventory losses. Buying and occupancy costs such as lease and rental fees are not included in Cost of sales and are reflected in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

     ADVERTISING COSTS: All costs associated with advertising are expensed in the month that the advertising takes place. For 1995, 1996 and 1997, gross advertising expenses were $39,862,000,

                        FINLAY FINE JEWELRY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
$43,747,000 and $47,913,000 and are included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

     STATEMENTS OF CASH FLOWS: Finlay Jewelry considers cash on hand, deposits in banks and deposits in money market funds as cash and cash equivalents. Interest paid during 1995, 1996 and 1997 was $21,027,000, $21,480,000 and
$23,347,000 (net of capitalized interest), respectively. Income taxes paid in 1995, 1996 and 1997 totaled $9,367,000, $9,320,000 and $10,630,000, respectively. Refer to Note 11 for a discussion of the Diamond Park Acquisition.

     FAIR VALUE OF FINANCIAL INSTRUMENTS: Cash, accounts receivable, short-term borrowings, accounts payable and accrued liabilities are reflected in the consolidated financial statements at fair value because of the short-term maturity of these instruments. Marketable securities are recorded in the consolidated financial statements at current market values, which approximates cost. The fair values of Finlay Jewelry's debt and off-balance sheet financial instruments are disclosed in Note 4.

     STOCK-BASED COMPENSATION: Stock-based compensation is recognized using the intrinsic value method. For disclosure purposes, pro forma net income and earnings per share are provided as if the fair value method had been applied.

     ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS: SFAS No. 121, 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of', requires long-lived assets as well as identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Upon adoption of this Statement in 1996 and to date, there was no impact on Finlay Jewelry's financial position or results of operations.

     SEASONALITY: A significant portion of Finlay's revenues are generated in the fourth quarter due to the seasonality of the retail industry. As such, results for interim periods are not indicative of annual results. Refer to Note 10 for unaudited quarterly financial data.

NOTE 3--MERCHANDISE INVENTORIES

     Merchandise inventories consisted of the following:

                                                                FEBRUARY 1,       JANUARY 31,
                                                                   1997              1998
                                                                -----------    -----------------
                                                                         (IN THOUSANDS)
Jewelry goods--rings, watches and other fine jewelry
  (specific identification basis)............................    $ 231,298         $ 286,289
Excess of specific identification cost over LIFO inventory
  value......................................................        8,853             6,523
                                                                -----------    -----------------
                                                                 $ 222,445         $ 279,766

                                                                -----------    -----------------
                                                                -----------    -----------------

     The LIFO method had the effect of decreasing Income (loss) before income taxes in 1995 and 1996 by $943,000 and $1,919,000, respectively, and increasing Income (loss) before income taxes in 1997 by $2,330,000. Finlay determines its LIFO inventory value by utilizing selected producer price indices published for jewelry and watches by the Bureau of Labor Statistics. Due to the application of APB Opinion No. 16, inventory valued at LIFO for income tax reporting purposes is approximately $21,000,000 lower than that for financial reporting purposes at January 31, 1998.

     Approximately $194,276,000 and $219,822,000 at February 1, 1997 and January 31, 1998, respectively, of merchandise received on consignment has been excluded from Merchandise inventories and Accounts payable-trade in the accompanying Consolidated Balance Sheets.

                        FINLAY FINE JEWELRY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--MERCHANDISE INVENTORIES (CONTINUED)

     In August 1995, Finlay Jewelry entered into a gold consignment agreement (the 'Gold Consignment Agreement') with Rhode Island Hospital Trust National Bank ('RIHT'), which matures on May 31, 1998. The Gold Consignment Agreement enables Finlay Jewelry to receive merchandise by providing gold, or otherwise making payment, to certain vendors who currently supply Finlay with merchandise on consignment. While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to RIHT. As a result, such vendors have reduced their working capital requirements and associated financing costs. Consequently, Finlay has negotiated more favorable prices and terms with the participating vendors.

     Finlay can obtain, pursuant to the Gold Consignment Agreement, up to the lesser of (i) 85,000 fine troy ounces or (ii) $25 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At February 1, 1997 and January 31, 1998, amounts outstanding under the Gold Consignment Agreement totaled 36,916 and 39,676 fine troy ounces, respectively, valued at approximately $12.8 million and $12.1 million, respectively. The purchase price per ounce is based on the daily Second London Gold Fixing. For financial statement purposes, the consigned gold is not included in Merchandise inventories on Finlay Jewelry's Consolidated Balance Sheets and, therefore, no related liability has been recorded. Under the Gold Consignment Agreement, Finlay is required to pay a daily consignment fee on the dollar equivalent of the fine gold value of the ounces of gold consigned thereunder. The daily consignment fee is based on a floating rate which, as of February 1, 1997 and January 31, 1998, was approximately 4.5% and 4.3%, respectively, per annum. In addition, Finlay is required to pay an unused line fee of 0.5% if the amount of gold consigned has a value equal to or less than $10 million. Included in interest expense for the year ended February 1, 1997 and January 31, 1998 are consignment fees of $638,000 and $725,000, respectively.


     In conjunction with the Gold Consignment Agreement, Finlay Jewelry granted RIHT a first priority perfected lien on, and a security interest in, specified gold jewelry of participating vendors approved under the Gold Consignment Agreement and a lien on proceeds and products of such jewelry subject to the terms of an intercreditor agreement between RIHT and G.E. Capital.

     The Gold Consignment Agreement requires Finlay Jewelry to comply with certain covenants, including restrictions on the incurrence of certain indebtedness, the incurrence or creation of liens, engaging in certain transactions with affiliates and related parties and limitations on the payment of dividends. The Gold Consignment Agreement also contains various financial covenants, including fixed charge coverage ratio requirements and certain maximum debt limitations. Finlay Jewelry was in compliance with all of its financial covenants as of and for the year ended January 31, 1998.

NOTE 4--SHORT AND LONG-TERM DEBT

     The Holding Company and Finlay Jewelry are parties to a credit agreement with G.E. Capital and the other lenders thereto (the 'Revolving Credit Agreement') which provides Finlay with a senior secured revolving line of credit of up to $225 million (the 'Revolving Credit Facility'), a portion of which is available to the Holding Company under certain circumstances. The Revolving Credit Agreement provides Finlay with a facility maturing in March 2003, for borrowings based on an advance rate of (i) up to 85% of eligible accounts receivable and (ii) up to 60% of eligible owned inventory after taking into account such reserves or offsets as G.E. Capital may deem appropriate (the 'Borrowing Base'). Eligibility criteria are established by G.E. Capital, which retains the right to adjust the Borrowing Base in its reasonable judgement by revising standards of eligibility, establishing reserves and/or increasing or decreasing from time to time the advance rates (except that any increase in the borrowing base rate percentage shall require the consent of the lenders). Finlay Jewelry is permitted to use up to $30 million

                        FINLAY FINE JEWELRY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4--SHORT AND LONG-TERM DEBT (CONTINUED) of the Revolving Credit Agreement for the guarantee of letters of credit issued for the account of Finlay Jewelry. The outstanding revolving credit balance and letter of credit balance under the Revolving Credit Agreement are required to be reduced each year to $50 million or less and $20 million or less, respectively, for a 30 consecutive day period (the 'Balance Reduction Requirement'). However, the indentures with respect to the Notes (the 'Note Indenture') and Debentures (the 'Debenture Indenture') require Finlay to reduce the balance of the Revolving Credit Agreement in each year to $10 million or less for a specified 25 consecutive day period. Funds available under the Revolving Credit Agreement are utilized for working capital purposes.

     Amounts outstanding under the Revolving Credit Agreement presently bear interest at a rate equal to, at Finlay's option, (i) the Index Rate (as defined) plus 0.5% or (ii) for one or more portions of the Revolving Credit Facility of

$1.0 million or any greater integral multiple thereof, adjusted LIBOR plus
1.5%. Commencing in late 1998, amounts outstanding under the Revolving Credit Agreement will bear interest at a rate equal to, at Finlay's option, (i) the Index Rate plus a margin ranging from zero to 1.0% or (ii) adjusted LIBOR plus a margin ranging from 1.0% to 2.0%, in each case depending on the financial performance of Finlay. 'Index Rate' is defined as the higher of (i) the rate publicly quoted from time to time by The Wall Street Journal as the 'base rate on corporate loans at large U.S. money center commercial banks' and (ii) the Federal Funds Rate plus 50 basis points per annum. A letter of credit fee of 1.5% per annum of the face amount of letters of credit guaranteed under the Revolving Credit Agreement and an unused facility fee equal to 0.375% per annum on the average unused daily balance of the Revolving Credit Facility payable monthly in arrears. Upon the occurrence (and during the continuance) of an event of default under the Revolving Credit Agreement, interest would accrue at a rate which is 2% in excess of the rate otherwise applicable, and would be payable upon demand.

     The Revolving Credit Agreement is secured by a first priority perfected security interest in all of Finlay Jewelry's (and any subsidiary's) present and future tangible and intangible assets, excluding any of Finlay Jewelry's lease agreements which are not assignable without the lessor's consent.

     The Revolving Credit Agreement contains customary covenants, including limitations on capital expenditures, limitations on borrowing transactions between Finlay and its officers, directors, employees and affiliates and limitations on payments of dividends. In addition, the lenders have the right to approve certain private sales of Common Stock. The Revolving Credit Agreement also contains various financial covenants, including minimum earnings and fixed charge coverage ratio requirements and certain maximum debt limitations. Finlay was in compliance with all of its financial covenants as of and for the year ended January 31, 1998.

     There were no amounts outstanding at February 1, 1997 or January 31, 1998 under the Revolving Credit Agreement. The maximum amounts outstanding under the Revolving Credit Agreement during 1995, 1996 and 1997 were $99,100,000, $114,100,000 and $189,200,000, respectively. The average amounts outstanding for the same periods were $68,400,000, $75,371,000 and $107,700,000, respectively.
The weighted average interest rates during the period were 8.9%, 8.0% and 7.9% for 1995, 1996 and 1997, respectively.

     At February 1, 1997 and January 31, 1998, Finlay had letters of credit outstanding totaling $11.1 million and $10.3 million, respectively, which guarantee various trade activities. The contract amount of the letters of credit approximate their fair value.

                        FINLAY FINE JEWELRY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4--SHORT AND LONG-TERM DEBT (CONTINUED)


     Long-term debt consisted of the following:

                                                                     FEBRUARY 1,    JANUARY 31,
                                                                        1997           1998
                                                                     -----------    -----------
                                                                           (IN THOUSANDS)
Senior Notes(a)...................................................    $ 135,000      $ 135,000
Other.............................................................            2             --
                                                                     -----------    -----------
                                                                        135,002        135,000
Less--current portion.............................................            2             --
                                                                     -----------    -----------
                                                                      $ 135,000      $ 135,000
                                                                     -----------    -----------
                                                                     -----------    -----------

------------------

(a) On May 26, 1993, as part of the 1993 Recapitalization, Finlay Jewelry issued 10 5/8% Senior Notes due 2003 with an aggregate principal amount of $135,000,000. Interest on the Notes is payable semi-annually on May 1 and November 1 of each year, and commenced on November 1, 1993. Except in the case of certain equity offerings, the Notes are not redeemable prior to May 1, 1998. Thereafter, the Notes will be redeemable, in whole or in part, at the option of Finlay, at specified redemption prices plus accrued and unpaid interest, if any, to the date of the redemption. In the event of a Change of Control (as defined in the Note Indenture), each holder of the Notes will have the right to require Finlay Jewelry to repurchase its Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest thereon to the repurchase date. The Notes rank senior in right of payment to all subordinated indebtedness of Finlay and pari passu in right of payment with all senior borrowings, including borrowings under the Revolving Credit Agreement. However, because the Revolving Credit Agreement is secured by a pledge of substantially all the assets of Finlay Jewelry, the Notes are structurally subordinated to the borrowings under the Revolving Credit Agreement. The Note Indenture contains restrictions relating to, among other things, the payment of dividends, the repurchase of stock and the making of certain other restricted payments, the incurrence of additional indebtedness, the creation of certain liens, certain asset sales transactions with subsidiaries and other affiliates and mergers and consolidations.

    The fair value of the Notes at January 31, 1998, determined based on market quotes, was $141,750,000.

    On May 26, 1993, as part of the 1993 Recapitalization, the Holding Company sold, for $55,167,140, an aggregate of 98,000 units consisting of $98,000,000 12% Senior Discount Debentures due 2005 and 130,667 shares of Common Stock. The Debentures are secured by a first priority lien on and security interest in all of the issued and outstanding stock and intercompany indebtedness, if any, of Finlay Jewelry. However, the operations of the Holding Company are conducted through Finlay Jewelry and, therefore, the Holding Company is dependent upon the cash flow of Finlay Jewelry to meet its obligations, including its obligations under the Debentures. As a result, the Debentures are effectively subordinated to all indebtedness and all other obligations of Finlay Jewelry. The Debenture Indenture contains restrictions relating to, among other things, the payment of dividends, the repurchase of stock and the making of certain other restricted payments, the incurrence of additional indebtedness, the creation of certain liens, certain asset sales transactions with subsidiaries and other affiliates and mergers and consolidations.

    Finlay was in compliance with all of the provisions of the Note and Debenture Indentures as of and for the year ended January 31, 1998.

                        FINLAY FINE JEWELRY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4--SHORT AND LONG-TERM DEBT (CONTINUED)
     The aggregate amounts of long-term debt payable in each of the five years in the period ending February 1, 2003 and thereafter are as follows:

                                                             (IN THOUSANDS)
                                                             --------------
1998......................................................      $     --
1999......................................................            --
2000......................................................            --
2001......................................................            --
2002......................................................            --
Thereafter................................................       135,000
                                                             --------------
                                                                $135,000
                                                             --------------
                                                             --------------

Interest expense for 1995, 1996 and 1997 was $21,985,000, $22,609,000 and
$24,448,000, respectively. Interest income for the same periods was $141,000, $83,000 and $35,000, respectively.

NOTE 5--LONG TERM INCENTIVE PLANS AND MANAGEMENT PURCHASE OF COMMON STOCK

     The Holding Company's Long Term Incentive Plan (the '1993 Plan') permits the Holding Company to grant to key employees of the Holding Company and its subsidiaries, consultants and certain other persons, and directors of the Holding Company (other than members of the Compensation Committee of the Holding Company's Board of Directors), the following: (i) stock options; (ii) stock appreciation rights in tandem with stock options; (iii) limited stock appreciation rights in tandem with stock options; (iv) restricted or nonrestricted stock awards subject to such terms and conditions as the Compensation Committee shall determine; (v) performance units which are based upon attainment of performance goals during a period of not less than two nor more than five years and which may be settled in cash or in Common Stock at the discretion of the Compensation Committee; or (vi) any combination of the foregoing. Under the 1993 Plan, the Holding Company may grant stock options which are either incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the 'Code'), or non-incentive stock options. As of January 31, 1998, an aggregate of 732,596 shares of the Holding Company's Common Stock has been reserved for issuance pursuant to the 1993 Plan, of which a total of 640,052 shares are subject to options granted to certain senior management, key employees and a director.

     On March 6, 1997, the Board of Directors of the Holding Company adopted the 1997 Long Term Incentive Plan (the '1997 Plan'), which was approved by the Holding Company's stockholders in June 1997. The 1997 Plan, which is similar to the 1993 Plan, is intended as a successor to the 1993 Plan and provides for the grant of the same types of awards as are currently available under the 1993 Plan. An aggregate of 350,000 shares of the Holding Company's Common Stock have been reserved for issuance pursuant to the 1997 Plan, of which a total of 349,448 shares are subject to options granted to certain senior management, key employees and a director. The exercise prices of such options range from $13.875 per share to $23.188 per share.

     Finlay has adopted the disclosure-only provisions of SFAS No. 123, 'Accounting for Stock-Based Compensation,' which became effective in 1996. As permitted by SFAS No. 123, Finlay has elected to continue to account for stock-based compensation using the intrinsic value method. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had the fair value method of accounting been applied to the Holding Company's stock option plans, which requires recognition of compensation cost ratably over the vesting period of the stock options, Finlay Jewelry's net income would have been reduced by $228,000 in 1995, $219,000 in 1996 and $330,000 in 1997. This
pro forma impact only reflects options granted since the beginning of 1995 and therefore the resulting compensation cost may not be representative of that to be expected in future years.

                        FINLAY FINE JEWELRY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5--LONG TERM INCENTIVE PLANS AND MANAGEMENT PURCHASE OF COMMON STOCK (CONTINUED)
     The fair value of options granted in 1995, 1996 and 1997 was estimated using the Black-Scholes option-pricing model based on the weighted average market price at the grant date of $13.67 in 1995, $13.56 in 1996 and $14.95 in 1997 and the following weighted average assumptions: risk free interest rate of 6.89%, 6.67% and 6.57% for 1995, 1996 and 1997, respectively, expected life of seven years for each of 1995, 1996 and 1997 and volatility of 35.10% for 1995 and 1996 and 32.98% for 1997. The weighted average fair value of options granted in 1995, 1996 and 1997 was $7.02, $6.88 and $7.33, respectively.

     The following summarizes the transactions pursuant to the Holding Company's

1993 Plan and 1997 Plan for 1995, 1996 and 1997:

                                                     1995                      1996                      1997
                                            ----------------------    ----------------------    ----------------------
                                            NUMBER OF   WTD. AVG.     NUMBER OF   WTD. AVG.     NUMBER OF   WTD. AVG.
                                             OPTIONS    EX. PRICE      OPTIONS    EX. PRICE      OPTIONS    EX. PRICE
                                            ---------   ----------    ---------   ----------    ---------   ----------
Outstanding at beginning of year.........    396,821      $ 9.11       545,834      $11.61       523,767      $11.93
Granted..................................    264,505       13.67        21,333       13.56       505,167       14.95
Exercised................................    (41,284)       7.23       (27,826)       7.23       (23,241)       8.74
Forfeited................................    (74,208)       8.00       (15,574)      11.45       (16,193)      11.25
                                            ---------   ----------    ---------   ----------    ---------   ----------
Outstanding at end of year...............    545,834       11.61       523,767       11.93       989,500       13.55
                                            ---------   ----------    ---------   ----------    ---------   ----------
                                            ---------   ----------    ---------   ----------    ---------   ----------
Exercisable at end of year...............    113,970      $ 9.73       207,122      $10.94       282,020      $11.47

     The options outstanding at January 31, 1998 have exercise prices between $7.23 and $23.19, with a weighted average exercise price of $13.55 and a weighted average remaining contractual life of 7.88 years. Options generally vest in five years and expire in ten years from their dates of grant.

     Upon the commencement of his employment, a senior officer of the Holding Company purchased 138,525 shares of Common Stock (the 'Purchased Shares'), at a price of $7.23 per share. The aggregate purchase price of these shares was paid in the form of a note issued to the Holding Company in the amount of $1,001,538. The note is secured by the Purchased Shares and certain proceeds from the sale of the Purchased Shares or any distribution paid on or with respect to the Purchased Shares. Interest accrues on the unpaid balance of the note at a rate equal to 7.92% per annum, compounded annually. In the event of termination of employment, the Purchased Shares (together with vested options and shares issued upon exercise of vested options ('Option Shares')) are subject to certain call rights and the Option Shares are additionally subject to certain put rights. In the event the Holding Company does not exercise its call rights, the rights may be exercised by the Lee Investors and the Desai Investors, pro rata based on their respective ownership of Common Stock. The Purchased Shares and Option Shares are subject to certain restrictions on transfer.

NOTE 6--LEASE AGREEMENTS

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

                        FINLAY FINE JEWELRY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6--LEASE AGREEMENTS (CONTINUED)
     In many cases, Finlay is subject to limitations under its lease agreements with host department stores which prohibit Finlay from operating departments for other store groups within a certain geographical radius of the host store.

     The store leases provide for the payment of fees based on sales, plus, in some instances, installment payments for fixed assets. Lease expense, included in Selling, general and administrative expenses, is as follows (in thousands):

                                                                      YEAR ENDED
                                                       -----------------------------------------
                                                       FEBRUARY 3,    FEBRUARY 1,    JANUARY 31,
                                                          1996           1997           1998
                                                       -----------    -----------    -----------
Minimum fees........................................    $  10,555      $   6,188      $   9,732
Contingent fees.....................................       94,679        103,319        115,331
                                                       -----------    -----------    -----------
     Total..........................................    $ 105,234      $ 109,507      $ 125,063
                                                       -----------    -----------    -----------
                                                       -----------    -----------    -----------

     Future minimum payments under noncancellable operating leases having initial or remaining noncancellable lease terms in excess of one year are as follows as of January 31, 1998:

                                                             (IN THOUSANDS)
                                                             --------------
1998......................................................      $ 24,824
1999......................................................        19,830
2000......................................................        12,552
2001......................................................         6,231
2002......................................................         2,086
Thereafter................................................        11,001
                                                             --------------
     Total minimum payments required......................      $ 76,524
                                                             --------------
                                                             --------------

     Minimum payments shown above have not been reduced by minimum sublease payments of approximately $125,000 due in the future under noncancellable subleases.

NOTE 7--PENSION PLANS

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

     The cost of the defined contribution plan maintained by Finlay and the retirement benefits for certain former employees aggregated $1,728,000, $1,753,000 and $1,771,000 for 1995, 1996 and 1997, respectively.

                        FINLAY FINE JEWELRY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8--INCOME TAXES

     For income tax reporting purposes, Finlay Jewelry has an October 31 year end. Finlay Jewelry files a consolidated Federal income tax return with its parent, the Holding Company, and its wholly owned subsidiaries. Finlay Jewelry's provision for income taxes and deferred tax assets and liabilities was calculated as if Finaly Jewelry filed its tax return on a stand-alone basis.

     Deferred income taxes at year end reflect the impact of temporary differences between amounts of assets and liabilities for financial and tax reporting purposes.

     Deferred tax assets and liabilities at year end are as follows:

                                                                                                 YEAR ENDED
                                                                                         --------------------------
                                                                                         FEBRUARY 1,    JANUARY 31,
                                                                                            1997           1998
                                                                                         -----------    -----------
                                                                                               (IN THOUSANDS)
Deferred Tax Assets
  Uniform inventory capitalization....................................................     $ 3,462        $ 3,569
  Expenses not currently deductible...................................................       4,074          3,492
  ITC carryover.......................................................................       1,100            950

  AMT credit..........................................................................         566            566
  Deferred financing costs-current....................................................         208             --
                                                                                         -----------    -----------
                                                                                             9,410          8,577
  Valuation allowance.................................................................       1,200          1,050
                                                                                         -----------    -----------
       Total current..................................................................       8,210          7,527
                                                                                         -----------    -----------
  Deferred financing costs-non-current................................................         429            293
                                                                                         -----------    -----------
       Total non-current..............................................................         429            293
                                                                                         -----------    -----------
          Total deferred tax assets...................................................       8,639          7,820
                                                                                         -----------    -----------
Deferred Tax Liabilities
  LIFO inventory valuation............................................................       9,014          8,747
                                                                                         -----------    -----------
       Total current..................................................................       9,014          8,747
                                                                                         -----------    -----------
  Depreciation........................................................................       7,029          8,295
                                                                                         -----------    -----------
       Total non-current..............................................................       7,029          8,295
                                                                                         -----------    -----------
          Total deferred tax liabilities..............................................      16,043         17,042
                                                                                         -----------    -----------
            Net deferred income tax liabilities.......................................     $ 7,404        $ 9,222
                                                                                         -----------    -----------
                                                                                         -----------    -----------
       Net current deferred income tax liabilities....................................     $   804        $ 1,220
       Net non-current deferred income tax liabilities................................       6,600          8,002
                                                                                         -----------    -----------
          Net deferred income tax liabilities.........................................     $ 7,404        $ 9,222
                                                                                         -----------    -----------
                                                                                         -----------    -----------

     The components of income tax expense are as follows (in thousands):

                                                                                               YEAR ENDED
                                                                           --------------------------------------------------
                                                                            FEBRUARY 3,       FEBRUARY 1,       JANUARY 31,
                                                                                1996              1997              1998
                                                                           --------------    --------------    --------------
  Current domestic taxes................................................      $ 11,106          $ 12,291          $ 13,110
  Current foreign taxes.................................................         1,238             1,045               600
  Deferred taxes........................................................           183             1,165             1,818
                                                                           --------------    --------------    --------------
  Income tax expense....................................................      $ 12,527          $ 14,501          $ 15,528
                                                                           --------------    --------------    --------------
                                                                           --------------    --------------    --------------

                        FINLAY FINE JEWELRY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8--INCOME TAXES (CONTINUED)
     A reconciliation of the income tax provision computed by applying the federal statutory rate to Income (loss) before income taxes to the Provision for income taxes on the accompanying Consolidated Statements of Operations is as follows (in thousands):

                                                                                               YEAR ENDED
                                                                           --------------------------------------------------
                                                                            FEBRUARY 3,       FEBRUARY 1,       JANUARY 31,
                                                                                1996              1997              1998
                                                                           --------------    --------------    --------------
  Federal Statutory Provision...........................................      $ 11,294          $ 11,367          $ 12,757
  Foreign taxes.........................................................         1,238             1,045               600
  State tax, net of federal benefit.....................................         1,836             1,934             1,589
  Non-deductible amortization...........................................         1,037             1,037             1,037
  Life insurance proceeds...............................................        (1,750)               --                --
  Benefit of foreign tax credit.........................................        (1,238)           (1,045)             (600)
  Other                                                                            110               163               145
                                                                           --------------    --------------    --------------
  Provision for income taxes............................................      $ 12,527          $ 14,051          $ 15,528
                                                                           --------------    --------------    --------------
                                                                           --------------    --------------    --------------

     Section 382 of the Code restricts utilization of net operating loss carryforwards ('NOLs') after an ownership change exceeding 50%. As a result of the 1993 Recapitalization, a change in ownership of the Holding Company exceeding 50% occurred within the meaning of Section 382 of the Code (a 'Change of Control'). Similar restrictions will apply to other carryforwards. Consequently, there is a material limitation on the annual utilization of Finlay Jewelry's net operating loss and other carryforwards which requires a deferral or loss of the utilization of such carryforwards. At October 31, 1997, Finlay Jewelry has a NOL carryforward for tax purposes of $12,000,000 which is subject to an annual limit of approximately $2,000,000 per year, of which $8,000,000 expires in 2004 and $4,000,000 expires in 2005. At October 31, 1997, Finlay Jewelry had investment tax credit ('ITC') carryovers of approximately $950,000, of which $649,000 expires in 1998, $264,000 in 1999 and $37,000 in 2000. At
October 31, 1997, Finlay Jewelry also had Alternative Minimum Tax Credit ('AMT') carryovers of $566,000 which may be used indefinitely to reduce federal income taxes. An additional change in ownership within the meaning of Section 382 of the Code has occurred as a result of the 1997 Offering. However, there are no additional restrictions upon Finlay Jewelry's ability to utilize its NOLs or other carryforwards as a result of such ownership change.

     SFAS No. 109 'Accounting for Income Taxes,' requires that the tax benefit of such NOLs and tax credits be recorded as an asset to the extent that management assesses the utilization to be 'more likely than not'. As the accompanying Consolidated Financial Statements include profits earned after the tax year end at October 31, (the profit of the year-end holiday season), for financial reporting purposes only, the NOL carryforward has been absorbed in full and no NOL carryfoward exists as of January 31, 1998. Management determined at January 31, 1998, that based upon Finlay Jewelry's history of operating earnings and its expectations for the future, no change to the valuation allowance is warranted, with the exception of amounts utilized to offset the expiration during 1997 of an ITC carryover.

NOTE 9--COMMITMENTS AND CONTINGENCIES

     Finlay Jewelry, from time to time, is involved in litigation concerning its business affairs. Management believes that the resolution of all pending litigation will not have a material adverse effect on the consolidated financial statements.

     Finlay Jewelry has employment agreements with two senior members of management which provide for minimum salary levels as well as incentive compensation based on meeting specific financial goals. Such agreements have remaining terms of one and three years. In addition, Finlay Jewelry has an agreement with a senior member of management which provides for one year's salary if employment is terminated without cause. Such agreements have a remaining aggregate minimum value of approximately $3.9 million as of January 31, 1998.

                        FINLAY FINE JEWELRY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9--COMMITMENTS AND CONTINGENCIES (CONTINUED)
     The Revolving Credit Agreement, the Gold Consignment Agreement and the Note Indenture currently restrict annual distributions from Finlay Jewelry to 0.25% of Finlay Jewelry's net sales for the preceding fiscal year. During 1997, dividends of $1,712,000 were declared. During 1996, dividends of $1,636,000 were declared and $818,000 was distributed to the Holding Company. During 1995, dividends of $1,380,000 were declared and $1,810,000 was distributed to the Holding Company.

     Finlay Jewelry's concentration of credit risk consists principally of accounts receivable. Approximately 71%, 75% and 72% of Finlay's domestic sales in 1995, 1996 and 1997, respectively, were from operations in two major department store groups of which 48%, 51% and 49% represents Finlay's domestic sales from one department store group in the respective years. Finlay Jewelry believes that the risk associated with these receivables, other than those from department store groups indicated above, would not have a material adverse effect on Finlay Jewelry's financial position or results of operations.

     Liberty House, one of the host stores in which Finlay operates, has requested deferral of approximately $2.0 million of 1997 sales due to Finlay. Finlay is currently receiving weekly payments against the outstanding balance.


NOTE 10--QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table summarizes the quarterly financial data for 1995, 1996 and 1997 (in thousands):

                                                                    YEAR ENDED FEBRUARY 3, 1996
                                                           ----------------------------------------------
                                                            FIRST        SECOND       THIRD       FOURTH
                                                           QUARTER     QUARTER(A)    QUARTER     QUARTER
                                                           --------    ----------    --------    --------
Sales...................................................   $112,716     $ 135,428    $132,058    $274,289
Gross margin............................................     58,875        70,327      68,773     142,487
Net income (loss).......................................     (4,102)        4,545      (1,373)     20,669

                                                                   YEAR ENDED FEBRUARY 1, 1997
                                                           --------------------------------------------
                                                            FIRST       SECOND      THIRD       FOURTH
                                                           QUARTER     QUARTER     QUARTER     QUARTER
                                                           --------    --------    --------    --------
Sales...................................................   $130,719    $137,188    $136,140    $281,227
Gross margin............................................     66,681      71,343      70,360     146,590
Net income (loss).......................................     (2,929)        (15)     (1,091)     21,997

                                                                   YEAR ENDED JANUARY 31, 1998
                                                           --------------------------------------------
                                                            FIRST       SECOND      THIRD       FOURTH
                                                           QUARTER     QUARTER     QUARTER     QUARTER
                                                           --------    --------    --------    --------
Sales...................................................   $134,592    $148,060    $148,770    $338,440
Gross margin............................................     68,870      75,948      77,107     176,852
Net income (loss).......................................     (2,599)        351      (2,549)     25,718

------------------------
(a) The second quarter of 1995 includes proceeds of $5,000,000 from a life insurance policy maintained on a senior executive.

NOTE 11--ACQUISITION

     On October 6, 1997, Finlay completed the acquisition of certain assets of the Diamond Park Fine Jewelers division of Zale Corporation ('Diamond Park'), a leading operator of leased departments, for approximately $63.0 million, which includes approximately $5.0 million for the purchase of additional inventory acquired in March 1998 and the reimbursement of certain expenses incurred by the Zale Corporation. By acquiring Diamond Park, Finlay added 139 departments and also added new host store relationships with Mercantile Stores, Marshall Field's and Parisian. Finlay financed the acquisition of Diamond Park (the 'Diamond Park Acquisition') with borrowings under the Revolving Credit Agreement.

                        FINLAY FINE JEWELRY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11--ACQUISITION (CONTINUED)
     The Diamond Park Acquisition has been accounted for as a purchase, and, accordingly, the operating results of the Diamond Park departments have been included in Finlay Jewelry's consolidated financial statements since the date of the acquisition. Finlay Jewelry has recorded goodwill of approximately $12.4 million and does not believe that the final purchase price allocation will differ significantly from the preliminary purchase price allocation recorded at January 31, 1998. Pursuant to the purchase agreement, Finlay completed the remaining components of the Diamond Park Acquisition in March 1998.

     The preliminary purchase price allocation as of January 31, 1998 is as follows:

Payment for purchase of Diamond Park assets.....................................              $57,624
  Inventory.....................................................................    43,831
  Fixed assets..................................................................     4,443
  Prepaid and other assets......................................................       900
  Acquisition and integration costs.............................................    (2,600)
  Other.........................................................................    (1,332)
                                                                                   -------
Fair value of assets acquired and costs incurred................................               45,242
                                                                                              -------
Goodwill........................................................................              $12,382
                                                                                              -------
                                                                                              -------

     The following summarized, unaudited pro forma combined results of operations for the years ended February 1, 1997 and January 31, 1998 have been prepared assuming the Diamond Park Acquisition occurred at the beginning of the respective periods. The pro forma information is provided for informational purposes only. It is based on historical information, as well as certain assumptions and estimates, and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined company (dollars in thousands):

                                                                            (UNAUDITED)
                                                                             YEAR ENDED
                                                                     --------------------------

                                                                     FEBRUARY 1,    JANUARY 31,
                                                                        1997           1998
                                                                     -----------    -----------
Sales.............................................................    $ 778,145      $ 822,820
Net income (loss).................................................    $  18,961      $  19,654

NOTE 12--SUBSEQUENT EVENTS (UNAUDITED)

     On March 19, 1998, Liberty House filed a voluntary petition in bankruptcy under Title 11 of the United States Code. Finlay believes that the bankruptcy of Liberty House will not have a material adverse effect on Finlay's financial position or results of its operations.

     On March 24, 1998, the Holding Company filed a registration statement with the Securities and Exchange Commission (the 'Commission') for a proposed public offering of 1,600,000 shares of its Common Stock (the 'Equity Offering'), of which 567,310 shares are expected to be issued and sold by the Holding Company. Concurrently with the filing of the registration statement relating to the Equity Offering, the Holding Company and Finlay Jewelry filed registration statements with the Commission for the proposed public offering of $75.0 million aggregate principal amount of Senior Debentures due 2008 (the 'Senior Debentures') and $150.0 million aggregate principal amount of Senior Notes due 2008 (the 'Senior Notes'), respectively. In addition, it is contemplated that concurrently with the sale of the Senior Debentures and the Senior Notes, the Revolving Credit Agreement will be amended to increase the line of credit thereunder to $275.0 million and to make certain other changes. It is contemplated that the net proceeds to the Holding Company from the Equity Offering, the sale of the Senior Debentures, the repayment of a note receivable of approximately $1.3 million (including principal and interest) from an executive officer and the repayment of approximately $2.6 million of an intercompany liability by Finlay Jewelry (the 'Intercompany Repayment') will be used to redeem the Holding Company's Debentures. Finlay Jewelry will use the net proceeds from the sale of the Senior Notes, together with available cash of approximately $1.0 million, to redeem Finlay Jewelry's Notes and to make the Intercompany Repayment.