Form 10-Q
period 1998-05-02
FINLAY ENTERPRISES INC /DE
filed 1998-06-12
CIK 878731

--------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


              X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             --  THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended May 2, 1998
                                                  -----------
                                       or

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period from _______ to ______

                               Commission File Number: 0-25716



                            FINLAY ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                           13-3492802
          --------                                      -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification No.)


           529 Fifth Avenue, New York, NY                 10017
    ------------------------------------------         -----------
     (Address of principal executive offices)           (zip code)

                                   (212) 808-2800
                 -----------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of June 12, 1998, there were 10,393,053 shares of common stock, par value $.01 per share, of the Registrant outstanding.

                            FINLAY ENTERPRISES, INC.

                                    FORM 10-Q

                       QUARTERLY PERIOD ENDED MAY 2, 1998

                                      INDEX


                                                                      PAGE(S)
                                                                      -------
PART I - FINANCIAL INFORMATION

 Item 1.  Consolidated Financial Statements (Unaudited)

          Consolidated Statements of Operations for the thirteen
          weeks ended May 3, 1997 and May 2, 1998.............................1

          Consolidated Balance Sheets as of January 31, 1998 and
          May 2, 1998.........................................................2

          Consolidated Statements of Changes in Stockholders' Equity for the
          year ended January 31, 1998 and thirteen weeks ended May 2, 1998....3

          Consolidated Statements of Cash Flows for the thirteen
          weeks ended May 3, 1997 and May 2, 1998.............................4

          Notes to Consolidated Financial Statements..........................5

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations......................10


PART II - OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K...................................16


SIGNATURES ..................................................................18

PART I - FINANCIAL INFORMATION
  Item 1.  Consolidated Financial Statements



                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)





                                                                       Thirteen Weeks Ended
                                                                  -----------------------------

                                                                      May 3,         May 2,
                                                                      1997           1998
                                                                  -------------  --------------

Sales........................................................     $    134,592   $     160,992
Cost of sales................................................           65,722          78,104
                                                                  -------------  --------------
   Gross margin..............................................           68,870          82,888
Selling, general and administrative expenses.................           65,167          76,948
Depreciation and amortization................................            2,753           3,794
                                                                  -------------  --------------
   Income (loss) from operations.............................              950           2,146
Interest expense, net........................................            7,699           9,006
                                                                  -------------  --------------
   Income (loss) before income taxes.........................           (6,749)         (6,860)
Provision (credit) for income taxes..........................           (2,523)         (2,658)
                                                                  -------------  --------------
   Net income (loss).........................................     $     (4,226)  $      (4,202)
                                                                  =============  ==============
Net income (loss) per share applicable to common shares:
   Basic net income (loss) per share.........................     $      (0.57)  $       (0.43)
                                                                  =============  ==============
   Diluted net income (loss) per share.......................     $      (0.56)  $       (0.43)
                                                                  =============  ==============
Weighted average shares and share equivalents outstanding....        7,492,792       9,720,979
                                                                  =============  ==============












     The accompanying notes are an integral part of these consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                  (unaudited)
                                                                   January 31,       May 2,
                                                                      1998            1998
                                                                  -------------  -------------

                                              ASSETS
 Current assets
   Cash and cash equivalents.................................     $     13,588   $     80,395
   Accounts receivable - department stores...................           20,772         38,150
   Other receivables.........................................            6,862         14,448
   Merchandise inventories...................................          279,766        300,484
   Prepaid expenses and other................................            1,781          4,446
                                                                  -------------  -------------
      Total current assets...................................          322,769        437,923
                                                                  -------------  -------------
 Fixed assets
   Equipment, fixtures and leasehold improvements............           95,257         98,657
   Less - accumulated depreciation and amortization..........           28,249         30,825
                                                                  -------------  -------------
      Fixed assets, net......................................           67,008         67,832
                                                                  -------------  -------------
 Deferred charges and other assets...........................           14,188         15,610
 Goodwill....................................................          104,271        103,332
                                                                  -------------  -------------
      Total assets...........................................     $    508,236   $    624,697
                                                                  =============  =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities
   Notes payable.............................................     $      -       $       -
   Current portion of long-term debt.........................            -             184,540
   Accounts payable - trade..................................          160,434          87,918
   Accrued liabilities:
       Accrued salaries and benefits.........................           12,694          12,447
       Accrued miscellaneous taxes...........................            5,014           3,416
       Accrued insurance.....................................              215           1,201
       Accrued interest......................................            3,902             501
       Accrued management transition and consulting..........            1,092             886
       Other.................................................           15,558          13,085
   Income taxes payable......................................           14,246           -
   Deferred income taxes.....................................            1,219           1,857
                                                                  -------------  --------------
       Total current liabilities.............................          214,374         305,851
Long-term debt...............................................          221,026         225,000
Other non-current liabilities................................              497           8,869
                                                                  -------------  --------------
       Total liabilities.....................................          435,897         539,720
                                                                  -------------  --------------
Stockholders' equity
   Common Stock, par value $.01 per share; authorized
     25,000,000 shares; issued and outstanding 9,779,050
     and 10,374,053 shares, respectively.....................               98             104
   Additional paid-in capital................................           86,135         101,023
   Distributions to investor group in excess of
     carryover basis.........................................          (24,390)        (24,390)
   Note receivable from stock sale...........................           (1,001)          -
   Retained earnings (deficit)...............................           18,340          14,138
   Foreign currency translation adjustment...................           (6,843)         (5,898)
                                                                  -------------  --------------
       Total stockholders' equity............................           72,339          84,977
                                                                  -------------  --------------
       Total liabilities and stockholders' equity............     $    508,236   $     624,697
                                                                  =============  ==============


     The accompanying notes are an integral part of these consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (in thousands, except share data)






                                      Common Stock               Distribution to    Note                   Foreign
                                    ----------------- Additional  investor group  Receivable   Retained     Currency       Total
                                      Number           Paid-in     in excess of      from      Earnings   Translation  Stockholders'
                                    of shares  Amount  Capital   carryover basis  Stock Sale   (Deficit)   Adjustment     Equiity
                                    ---------- ------ ---------- --------------- -----------  ----------  ------------ -------------
Balance, February 1, 1997........    7,558,838  $ 76  $   47,725   $   (24,390)   $  (1,001)  $   3,145    $   (3,050)  $   22,505
  Net income (loss)..............        -        -        -             -            -          15,195         -           15,195
  Foreign currency translation
      adjustment.................        -        -        -             -            -           -            (3,793)      (3,793)
  Issuance of Common Stock.......    2,196,971    22      38,102         -            -           -             -           38,124
  Exercise of stock options......       23,241    -          308         -            -           -             -              308
                                     --------- ------ ---------- --------------- -----------  ----------  ------------ -------------
Balance, January 31, 1998........    9,779,050    98      86,135       (24,390)      (1,001)     18,340        (6,843)      72,339
  Net income (loss)..............        -        -      -               -            -          (4,202)        -           (4,202)
  Foreign currency translation
      adjustment.................        -        -      -               -            -           -               945          945
  Issuance of Common Stock.......      567,310     6      13,753         -            -           -             -           13,759
  Note Receivable repayment......        -        -      -               -            1,001       -             -            1,001
  Exercise of stock options......       27,693    -        1,135         -            -           -             -            1,135
                                    ---------- ------ ---------- --------------- -----------  ----------  ------------ -------------
Balance, May 2, 1998.............   10,374,053  $ 104  $ 101,023   $   (24,390)   $   -       $  14,138    $   (5,898)  $   84,977
                                    ========== ====== ========== =============== ===========  ==========  ============ =============












     The accompanying notes are an integral part of these consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                                       Thirteen Weeks Ended
                                                                  ----------------------------
                                                                      May 3,         May 2,
                                                                       1997           1998
                                                                  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss).........................................     $     (4,226)  $     (4,202)
   Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
   Depreciation and amortization.............................            3,061          4,122
   Imputed interest on debentures............................            2,249          2,527
   Other, net................................................             (354)            44
   Changes in operating assets and liabilities:
       Increase in accounts and other receivables............          (19,772)       (24,811)
       Increase in merchandise inventories...................          (25,311)       (20,023)
       Increase in prepaid expenses and other................              (18)        (2,638)
       Decrease in accounts payable and accrued
        liabilities..........................................          (70,597)       (80,068)
                                                                  -------------  -------------
         NET CASH USED IN OPERATING ACTIVITIES...............         (114,968)      (125,049)
                                                                  -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of equipment, fixtures and leasehold
    improvements.............................................           (3,375)        (3,457)
   Other, net................................................             (547)          (769)
                                                                  -------------  -------------
         NET CASH USED IN INVESTING ACTIVITIES...............           (3,922)        (4,226)
                                                                  -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from revolving credit facility...................          179,387        208,417
   Principal payments on revolving credit facility...........          (78,177)      (208,417)
   Prepayment of debentures..................................           -             (39,027)
   Net proceeds from public offering of Common Stock.........           -              13,759
   Proceeds from senior note offering........................           -             150,000
   Proceeds from senior debenture offering...................           -              75,000
   Proceeds from repayment of note receivable................           -               1,001
   Capitalized financing costs...............................           -              (5,808)
   Other, net................................................               14          1,135
                                                                  -------------  -------------
         NET CASH PROVIDED FROM FINANCING ACTIVITIES.........          101,224       196,060
                                                                  -------------  -------------
         EFFECT OF EXCHANGE RATE CHANGES ON CASH.............             (418)            22
                                                                  -------------  -------------
         INCREASE (DECREASE) IN CASH AND CASH
            EQUIVALENTS......................................          (18,084)        66,807
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...............           20,846         13,588
                                                                  -------------  -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD.....................     $      2,762   $     80,395
                                                                  =============  =============
Supplemental disclosure of cash flow information:
   Interest paid.............................................     $      8,531   $      9,568
   Income taxes paid.........................................            4,613            914



     The accompanying notes are an integral part of these consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Finlay Enterprises, Inc. (the "Company" or the "Registrant"), and its wholly owned subsidiary, Finlay Fine Jewelry Corporation and its wholly owned subsidiaries ("Finlay Jewelry"), have been prepared in accordance with generally accepted accounting principles for interim financial information. References to "Finlay" mean collectively, the Company and Finlay Jewelry. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of May 2, 1998, and the results of operations and cash flows for the thirteen weeks ended May 3, 1997 and May 2, 1998. Due to the seasonal nature of the business, results for interim periods are not indicative of annual results. The unaudited consolidated financial statements have been prepared on a basis consistent with that of the audited consolidated financial statements as of January 31, 1998 referred to below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission").

     These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 31, 1998 ("Form 10-K") previously filed with the Commission.

     Finlay's fiscal year ends on the Saturday closest to January 31. References to 1995, 1996, 1997 and 1998 relate to the fiscal years ending February 3, 1996, February 1, 1997, January 31, 1998 and January 30, 1999, respectively. Each of the fiscal years includes fifty-two weeks except 1995, which includes fifty-three weeks.

     Net income (loss) per share has been computed in accordance with the Statement of Financial Accounting Standards ("SFAS') No. 128, "Earnings per Share" which was adopted by the Company at the end of 1997. Basic and diluted net income (loss) per share were calculated using the weighted average number of shares outstanding during each period, with options to purchase Common Stock included in diluted net income (loss) per share, using the treasury stock method, to the extent that such options were dilutive. The per share amounts for each period presented have been restated to reflect the adoption of SFAS No.
128. The following is an analysis of the differences between basic and diluted net income (loss) per share:


                                                                       Thirteen Weeks Ended
                                             ----------------------------------------------------------------------

                                                      May 3, 1997                                 May 2,1998
                                             --------------------------------      --------------------------------
                                                 No. of              Per                No. of            Per
                                                 Shares             Share               Shares           Share
                                             --------------   ---------------      --------------   ---------------
Weighted average shares
    outstanding....................             7,420,419      $      (0.57)           9,720,979      $     (0.43)
Dilutive stock options.............                72,373              0.01                -                  -
                                             --------------   ---------------      --------------   ---------------
Weighted average shares
    and share equivalents..........             7,492,792      $      (0.56)           9,720,979      $     (0.43)
                                             ==============   ===============      ==============   ===============

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION (continued)

     For each of the  periods  above,  there were no  adjustments  to Net income
(loss) applicable to common shares used to calculate basic and diluted net income (loss) per share.

     During the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which became effective for fiscal years beginning after December 15, 1997. This Statement requires disclosure of comprehensive income, defined as the total of net income and all other nonowner changes in equity, which under generally accepted accounting principles, are recorded directly to the stockholders' equity section of the consolidated balance sheet and, therefore bypass net income. In Finlay's case, the only nonowner change in equity relates to the foreign currency translation adjustment.

Comprehensive income (loss) is as follows (in thousands):


                                                         Thirteen Weeks Ended
                                                   ----------------------------
                                                       May 3,         May 2,
                                                        1997           1998
                                                   ------------   -------------
 Net income....................................    $    (4,226)   $     (4,202)
 Foreign currency translation adjustment.......         (2,232)            945
                                                   ------------   -------------
 Comprehensive income (loss)...................    $    (6,458)   $     (3,257)
                                                   ============   =============

NOTE 2 - DESCRIPTION OF BUSINESS

     The Company conducts business through its wholly owned subsidiary, Finlay Jewelry. Finlay is a retailer of fine jewelry products and primarily operates leased fine jewelry departments in department stores throughout the United States and France. A significant portion of Finlay's revenues are generated in the fourth quarter due to the seasonality of the retail industry. Approximately 72% of Finlay's domestic sales in 1997 were from operations in two major department store groups, of which 49% represents Finlay's domestic sales from one department store group.

NOTE 3 - MERCHANDISE INVENTORIES

     Merchandise inventories consisted of the following:

                                                                                    (unaudited)
                                                                  January 31,          May 2,
                                                                      1998              1998
                                                                  -------------    -------------
                                                                            (in thousands)
  Jewelry goods - rings, watches and other fine jewelry
     (specific identification basis)...........................   $    286,289     $    307,100
  Less:  Excess of specific identification cost over LIFO
     inventory value...........................................          6,523            6,616
                                                                  -------------    -------------
                                                                  $    279,766     $    300,484
                                                                  =============    =============



                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - MERCHANDISE INVENTORIES (continued)

     The LIFO method had the effect of decreasing income (loss) before income taxes for the thirteen weeks ended May 3, 1997 and May 2, 1998 by $191,000 and $93,000, respectively. Finlay determines its LIFO inventory value by utilizing selected producer price indices published for jewelry and watches by the Bureau of Labor Statistics. Due to the application of APB Opinion No. 16, inventory valued at LIFO for income tax reporting purposes was approximately $21,000,000 lower than that for financial reporting purposes at January 31, 1998.

     Approximately  $219,822,000 and $245,892,000 at January 31, 1998 and May 2,
1998, respectively, of merchandise received on consignment has been excluded from Merchandise inventories and Accounts payable-trade in the accompanying Consolidated Balance Sheets.

     Finlay Jewelry is party to a gold consignment agreement (the "Gold Consignment Agreement') with Rhode Island Hospital Trust National Bank ('RIHT"), which expires on December 31, 2001. The Gold Consignment Agreement enables Finlay Jewelry to receive merchandise by providing gold, or otherwise making payment, to certain vendors who currently supply Finlay with merchandise on consignment. While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to RIHT. As a result, such vendors have reduced their working capital requirements and associated financing costs. Consequently, Finlay has negotiated more favorable prices and terms with the participating vendors. Finlay Jewelry can obtain, pursuant to the Gold Consignment Agreement, up to the lesser of (i) 85,000 fine troy ounces or (ii) $32,000,000 worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At May 2, 1998, amounts outstanding under the Gold Consignment Agreement totaled 44,592 fine troy ounces, valued at approximately $13.9 million. For financial statement purposes, the consigned gold is not included in Merchandise inventories on the Company's Consolidated Balance Sheets and, therefore, no related liability has been recorded.

     The cost to Finlay of gold merchandise sold on consignment in some cases is not fixed until the sale is reported to the vendor or RIHT in the case of merchandise sold pursuant to the Gold Consignment Agreement. Finlay at times enters into futures contracts, such as options or forwards, based upon the anticipated sales of gold product, to hedge against the risk arising from those payment arrangements. Changes in the market value of futures contracts are accounted for as an addition to or reduction from the inventory cost. At May 3, 1997 and May 2, 1998, the gain/loss on open futures contracts was not material. The Company did not have any open positions in futures contracts for gold at January 31, 1998 or May 2, 1998.

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

     The store leases provide for the payment of fees based on sales, plus, in some instances, installment payments for fixed assets. Lease expense, included in Selling, general and administrative expenses, is as follows (unaudited):

                                           Thirteen Weeks Ended
                                        --------------------------
                                           May 3,         May 2,
                                            1997           1998
                                        -----------    -----------
                                               (in thousands)
Minimum fees.......................     $    1,842     $    4,568
Contingent fees....................         19,891         21,398
                                        -----------    -----------
     Total.........................     $   21,733     $   25,966
                                        ===========    ===========

NOTE 5 - STOCKHOLDERS' EQUITY

     On March 5, 1997, an executive officer of the Company received options under the Company's Long Term Incentive Plan (the "1993 Plan") to purchase an aggregate of 139,719 shares of Common Stock at an exercise price of $14.00 per share. Such options vest and become exercisable on January 2, 2001.

     On March 6, 1997, the Board of Directors of the Company adopted the 1997 Long Term Incentive Plan (the "1997 Plan"), which was approved by the Company's stockholders in June 1997. The 1997 Plan, which is similar to the 1993 Plan, is intended as a successor to the 1993 Plan and provides for the grant of the same types of awards as are currently available under the 1993 Plan. An aggregate of 350,000 shares of the Company's Common Stock have been reserved for issuance pursuant to the 1997 Plan, of which a total of 349,448 shares are subject to options granted to certain senior management, key employees and a director. The exercise prices of such options range from $13.875 per share to $23.188 per share. The Board of Directors has adopted, subject to the approval of the Company's stockholders, an amendment of the 1997 Plan pursuant to which options available for issuance under the 1997 Plan shall be increased to 850,000.

     Upon the commencement of his employment, an executive officer of the Company purchased 138,525 shares of Common Stock (the "Purchased Shares"), at a price of $7.23 per share. The aggregate purchase price of these shares was paid in the form of a note issued to the Company in the amount of $1,001,538. Pursuant to the terms of the note, the amount of the note has historically been reflected as a reduction to equity and reflected in the Company's Consolidated Balance Sheets as Note receivable from stock sale. On

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - STOCKHOLDERS' EQUITY (continued)

April 24, 1998, the executive officer sold 100,000 of the Purchased Shares and repaid the outstanding balance of the note ("Note Receivable Repayment") in the amount of $1.3 million.

NOTE 6 - OTHER TRANSACTIONS

     On April 24, 1998, the Company completed a public offering of 1,800,000 shares of its Common Stock at a price of $27.50 per share (the "Equity Offering"), of which 567,310 shares were sold by the Company and 1,232,690 shares were sold by certain selling stockholders. Concurrently with the Equity Offering, the Company and Finlay Jewelry completed the public offering of $75.0 million aggregate principal amount of 9% Senior Debentures due May 1, 2008 (the "Senior Debentures") and $150.0 million aggregate principal amount of 83/8% Senior Notes due May 1, 2008 (the "Senior Notes"), respectively. In addition, on April 24, 1998, the existing revolving credit agreement (the "Revolving Credit Agreement") was amended to increase the line of credit thereunder to $275.0 million and to make certain other changes.

     On May 1, 1998, the Company prepaid all of the $39.0 million of accreted interest on the Company's existing 12% Senior Discount Debentures due 2005 (the "Old Debentures") as of such date, in accordance with the indenture relating to the Debentures (the "Old Debenture Indenture"). The Company exercised its option to prepay all such accreted interest to reduce outstanding indebtedness and to take advantage of the resulting tax benefits relating to the deductibility of such prepayment in 1998.

     On May 26, 1998, the net proceeds to the Company from the Equity Offering, the sale of the Senior Debentures, the Note Receivable Repayment and the repayment of approximately $2.0 million of an intercompany liability by Finlay Jewelry (the "Intercompany Repayment") were used to redeem the Company's Old Debentures, including associated premiums. Also, on May 26, 1998, Finlay Jewelry used the net proceeds from the sale of the Senior Notes to redeem Finlay Jewelry's 105/8% Senior Notes due 2003 (the "Old Notes"), including associated premiums, and to make the Intercompany Repayment. The above transactions, excluding the Equity Offering, are referred to herein as the "Refinancing". The Company expects to record, in the second quarter, a pre-tax nonrecurring charge of approximately $12.2 million, including $7.1 million for redemption premiums and approximately $3.9 million to write off deferred financing costs and debt discount associated with the Old Debentures and the Old Notes.

     On October 6, 1997, Finlay completed the acquisition of certain assets of the Diamond Park Fine Jewelers division of Zale Corporation ("Diamond Park"), a leading operator of departments, for approximately $63.0 million. By acquiring Diamond Park (the "Diamond Park Acquisition"), Finlay added 139 departments that had total sales of approximately $103.0 million for the twelve months ended January 31, 1998 and also added new host store relationships with Mercantile Stores, Marshall Field's and Parisian. Finlay financed the Diamond Park Acquisition with borrowings under the Revolving Credit Agreement.

PART I - FINANCIAL INFORMATION
  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations


Results of Operations

The following table sets forth operating results as a percentage of sales for the periods indicated:

Statement of Operations Data
(unaudited)


                                                                      Thirteen Weeks Ended
                                                                  -----------------------------
                                                                      May 3,          May 2,
                                                                       1997            1998
                                                                  -------------   -------------
Sales.......................................................            100.0%          100.0%
Cost of sales...............................................             48.8            48.5
                                                                  -------------   -------------
    Gross margin............................................             51.2            51.5
Selling, general and administrative expenses................             48.4            47.8
Depreciation and amortization...............................              2.1             2.4
                                                                  -------------   -------------
    Income (loss) from operations...........................              0.7             1.3
Interest expense, net.......................................              5.7             5.6
                                                                  -------------   -------------
    Income (loss) before income taxes.......................             (5.0)           (4.3)
Provision (credit) for income taxes.........................             (1.9)           (1.7)
                                                                  -------------   -------------
    Net income (loss).......................................             (3.1)%          (2.6)%
                                                                  =============   =============

Thirteen Weeks Ended May 2, 1998 Compared with Thirteen Weeks Ended May 3, 1997

     Sales. Sales for the thirteen weeks ended May 2, 1998 increased $26.4 million, or 19.6%, over the comparable period in 1997. Comparable department sales (departments open for the same months during comparable periods) increased 3.4%. Management attributes this increase in comparable department sales to the following Company initiatives: (i) emphasizing its "Key Item" and "Best Value" merchandising programs, which provide a targeted assortment of items at competitive prices; (ii) increasing focus on holiday and event-driven promotions as well as host store marketing programs; (iii) positioning the Company's departments as a "destination location" for fine jewelry; and (iv) continuing project PRISM (Promptly Reduce Inefficiencies and Sales Multiply), a program designed to allow Finlay's sales associates more time for customer sales and service. Sales from the operation of net new departments (departments not included in comparable department sales) contributed $21.8 million, which included $21.0 million from the Diamond Park departments. During the thirteen weeks ended May 2, 1998, Finlay opened 14 departments and closed 22 departments. The openings were all within existing store groups. The closings included all five departments in Dillard's and all seven departments in Debenhams, with the remaining 10 departments closed within existing store groups.

     Gross margin. Gross margin for the period increased by $14.0 million, primarily as a result of the sales increase and, as a percentage of sales, gross margin increased by 0.3%.

     Selling, general and administrative expenses. Selling, general and administrative expenses ("SG&A") increased $11.8 million, or 18.1%, due primarily to payroll expense and lease fees associated with the increase in the Company's sales. In addition, through increased vendor participation, net advertising expenditures were comparable with the 1997 period. As a percentage of sales, SG&A decreased by 0.6%, as a result of the leveraging of these expenses.

     Depreciation and amortization. Depreciation and amortization increased by $1.0 million, reflecting an increase in capital expenditures for the most recent twelve months, offset by the effect of certain assets becoming fully depreciated. The increase in fixed assets was due to the addition of new departments, including the Diamond Park departments and the renovation of existing departments.

     Interest expense, net. Interest expense increased by $1.3 million reflecting an increase in average borrowings ($330.0 million for the period in 1998 compared to $294.0 million for the comparable period in 1997) primarily as a result of additional indebtedness outstanding relating to the Senior Debentures and the Senior Notes and an increase in the outstanding balance of the Company's Old Debentures due to the accretion of interest. The increase in average borrowings was partially offset by the repayment of indebtedness outstanding under the Revolving Credit Agreement using the net proceeds to the Company from the Equity Offering and the sale of the Senior Debentures and the Senior Notes and by a lower weighted average interest rate (10.1% for the 1998 period compared to 10.3% for the comparable period in 1997). In addition, interest expense, net was reduced by $0.3 for interest income relating to the Note Receivable Repayment.

     Provision (credit) for income taxes. The income tax provision for the 1998 and 1997 periods reflects effective tax rates of 40.5% and 41.5%, respectively.

     Net income (loss). The net loss for the 1998 and 1997 periods was $4.2 million as a result of the factors discussed above.

Liquidity and Capital Resources

     Finlay's primary capital requirements are for funding working capital for new departments and for working capital growth of existing departments and, to a lesser extent, capital expenditures for opening new departments and renovating existing departments. For the thirteen weeks ended May 3, 1997 and May 2, 1998, capital expenditures totaled $3.4 million and $3.5 million, respectively. For 1997, capital expenditures totaled $19.3 million, which included construction costs related to the Company's distribution and warehouse facility, and in 1996 totaled $17.5 million. Total capital expenditures for 1998 are estimated to be approximately $15.0 million. Although capital expenditures are limited by the terms of the Revolving Credit Agreement, to date this limitation has not precluded the Company from satisfying its capital expenditure requirements.

     Finlay's operations substantially preclude customer receivables and in recent years, on average, approximately 50% of Finlay's domestic merchandise has been carried on consignment. Accordingly, management believes that relatively modest levels of working capital are required in comparison to many other retailers. The Company's working capital balance was $132.1 million at May 2, 1998, an increase of $23.7 million from January 31, 1998. The increase resulted primarily from the net proceeds to the Company from the Equity Offering and the sale of the Senior Debentures and the Senior Notes, partially offset by the use of such proceeds to repay indebtedness outstanding under the Revolving Credit Agreement, the reclassification of the Old Debentures and Old Notes to Current portion of long-term debt as a result of their redemption on May 26, 1998, the impact of the interim net loss exclusive of depreciation and amortization and capital expenditures. Based on the seasonal nature of Finlay's business, working capital requirements and therefore borrowings under the Revolving Credit Agreement can be expected to increase on an interim basis during the first three quarters of any given fiscal year. See "-- Seasonality".

     The seasonality of Finlay's business causes working capital requirements to reach their highest level in the months of October and November in anticipation of the year-end holiday season. Accordingly, Finlay experiences seasonal cash needs as inventory levels peak. The Revolving Credit Agreement provides Finlay with a line of credit of up to $275.0 million to finance seasonal cash and other working capital needs. Amounts outstanding under the Revolving Credit Agreement presently bear interest at a rate equal to, at Finlay's option, (i) the Index Rate (as defined in the Revolving Credit Agreement) plus 0.5% or (ii) adjusted LIBOR plus 1.5%. Commencing in late 1998, amounts outstanding under the Revolving Credit Agreement will bear interest at a rate equal to, at Finlay's option, (i) the Index Rate plus a margin ranging from zero to 1.0% or (ii) adjusted LIBOR plus a margin ranging from 1.0% to 2.0%, in each case depending on the financial performance of the Company.

     In each year, Finlay is required to reduce the outstanding revolving credit balance and letter of credit balance under the Revolving Credit Agreement to $50.0 million or less and $20.0 million or less, respectively, for a 30 consecutive day period (the "Balance Reduction Requirement"). In addition, the indenture relating to Finlay Jewelry's Notes and the Debenture Indenture require Finlay to reduce the balance under the Revolving Credit Agreement in each year to $10.0 million or less for a specified 25 consecutive day period; the indentures relating to the Senior Debentures and the Senior Notes, however, do not have a balance reduction requirement. Borrowings under the Revolving Credit Agreement at May 2, 1998 and January 31, 1998 were zero compared to $101.2 million at May 3, 1997. The average amounts outstanding under the Revolving Credit Agreement were $80.7 million and $90.3 million for the thirteen weeks ended May 3, 1997 and May 2, 1998, respectively. The maximum amount outstanding for the thirteen weeks ended May 2, 1998 was $122.7 million.

     Finlay does not expect that significant additional working capital will be required with respect to the operation of the Diamond Park departments because Finlay purchased the inventory of those Diamond Park departments which it acquired. On a going-forward basis, inventory purchases for the Diamond Park departments will be financed in part by trade payables combined with an increased utilization of consignment inventory compared to the amount of consignment merchandise on hand at the time of the Diamond Park Acquisition. As such, management believes that future working capital requirements for the Diamond Park departments may be reduced as compared to the amount of working capital required at the time of the Diamond Park Acquisition.

     Finlay's long-term needs for external financing will depend on its rate of growth, the level of internally generated funds and the ability to continue obtaining substantial amounts of merchandise on advantageous terms, including consignment arrangements with its vendors. For 1997, Finlay had an average balance of consignment merchandise of $216.5 million from over 200 vendors as compared to an average balance of $201.8 million in 1996. As of May 2, 1998, $245.9 million of consignment merchandise was on hand as compared to $219.8 million at January 31, 1998 and $220.2 million at May 3, 1997.

     A substantial amount of Finlay's operating cash flow has been used or will be required to pay, directly or indirectly, interest with respect to the Old Debentures and the Old Notes and amounts due under the Revolving Credit
Agreement, including the payments required pursuant to the Balance Reduction Requirement and, as a result of the completion of the Equity Offering and Refinancing, the Senior Debentures and the Senior Notes. As of May 2, 1998, Finlay's outstanding borrowings were $409.5 million, which included a $49.5 million balance under the Old Debentures and a $135.0 million balance under the Old Notes and, after giving effect to the Refinancing, a $75.0 million balance under the Senior Debentures and a $150.0 million balance under the Senior Notes. On May 1, 1998, the Company prepaid in accordance with the Old Debenture Indenture, all of the $39.0 million of accreted interest on the Old Debentures as of such date. The Company exercised its option to prepay all such accreted interest to reduce outstanding indebtedness and to take advantage of the resulting tax benefits relating to the deductibility of such prepayment in 1998. In addition, on May 26, 1998, the Company redeemed the outstanding principal amounts, including associated premiums, of the Old Debentures and the Old Notes. Finlay funded the prepayment and the redemptions using the proceeds from the sale of the Senior Debentures, the Equity Offering and the sale of the Senior Notes, together with other available funds. In connection with the redemption of the Old Debentures and the Old Notes, the Company expects to record, in the second quarter, a pre-tax non-recurring charge of approximately $12.2 million, including $7.1 million for redemption premiums and approximately $3.9 million to write off deferred financing and debt discount costs associated with the Old Debentures and the Old Notes.

     Finlay Jewelry is party to the Gold Consignment Agreement, which expires on December 31, 2001. The Gold Consignment Agreement enables Finlay Jewelry to receive merchandise by providing gold, or otherwise making payment, to certain vendors. Finlay Jewelry can obtain, pursuant to the Gold Consignment Agreement, up to the lesser of (i) 85,000 fine troy ounces or (ii) $32.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At May 2, 1998, amounts outstanding under the Gold Consignment Agreement totaled 44,592 fine troy ounces, valued at approximately $13.9 million. The average amount outstanding under the Gold Consignment Agreement was $14.3 million in 1997.

     Although Finlay implemented financial and distribution software during 1997 that is Year 2000 compliant, Finlay has not yet fully assessed the impact of the Year 2000 issue on its other computer systems and its operations, including the development of cost estimates and the extent of computer programming changes required to address this issue. Any disruption of its operations, whether caused by the Company's computer systems or those of any of its host stores or vendors, could have a material adverse effect on the Company's financial position or results of operations. Although final cost estimates have yet to be determined, it is anticipated that these Year 2000 costs will result in an increase in Finlay's expenses during 1998 and 1999. In addition, there can be no assurance that the Company will not experience significant cost overruns or delays in connection with upgrading software or the programming of changes required to address this issue.

     Section 382 of the Internal Revenue Code of 1986, as amended (the "Code") restricts utilization of net operating loss carryforwards ("NOLs") after an ownership change exceeding 50%. As a result of certain recapitalization transactions in 1993, a change in ownership of the Company exceeding 50% occurred within the meaning of Section 382 of the Code. Similar restrictions apply to other carryforwards. Consequently, there is a material limitation on the Company's annual utilization of its NOLs and other carryforwards which requires a deferral or loss of the utilization of such NOLs or other carryforwards. The Company had, at October 31, 1997 (the Company's tax year end), a NOL for tax purposes of approximately $12.0 million which is subject to an annual limit of approximately $2.0 million per year. For financial reporting purposes, no NOL exists as of January 31, 1998. An additional change in ownership within the meaning of Section 382 of the Code has occurred as a result of the sale of shares of Common Stock of the Company in 1997. However, there are no additional restrictions upon the Company's ability to utilize its NOLs or other carryforwards as a result of such ownership change.

     From time to time, Finlay enters into futures contracts, such as options or forwards, based upon the anticipated sales of gold product in order to hedge against the risk arising from its payment arrangements. Changes in the market value of futures contracts are accounted for as an addition to or reduction from the inventory cost. For the year ended January 31, 1998 and the thirteen weeks ended May 2, 1998, the gain or loss on open futures contracts was not material. The Company did not have any open positions in futures contracts for gold at January 31, 1998. There can be no assurance that these hedging techniques will be successful or that hedging transactions will not adversely affect the Company's results of operations or financial position.

     On March 19, 1998, Liberty House, one of the host stores in which Finlay operates, filed a voluntary petition in bankruptcy under Title 11 of the United States Code (the "Bankruptcy Code"). The Company is currently receiving weekly payments towards the outstanding balance of approximately $2.0 million that was due to the Company prior to the filing of the bankruptcy petition. Finlay believes that the bankruptcy of Liberty House will not have a material adverse effect on Finlay's financial position or results of operations.

     Finlay believes that, based upon current operations, anticipated growth, and availability under the Revolving Credit Agreement, Finlay Jewelry will, for the foreseeable future, be able to meet its debt service and anticipated working capital obligations, and to make distributions to the Company sufficient to permit the Company to meet its debt service obligations and to pay certain other expenses as they come due. No assurances, however, can be given that Finlay Jewelry's current level of operating results will continue or improve or that Finlay Jewelry's income from operations will continue to be sufficient to permit Finlay Jewelry and the Company to meet their debt service and other obligations. Currently, Finlay Jewelry's principal financing arrangements restrict annual distributions from Finlay Jewelry to the Company to 0.25% of Finlay Jewelry's net sales for the preceding fiscal year. The amounts required to satisfy the aggregate of Finlay Jewelry's interest expense and required amortization payments totaled $8.6 million and $9.6 million for the thirteen weeks ended May 3, 1997 and May 2, 1998, respectively.

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

Special Note Regarding Forward-Looking Statements

     This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securites Exchange Act of 1934 (the "Exchange Act"). All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as trends in the general economy, competition in the retail jewelry business, the seasonality of the retail jewelry business, the Company's ability to increase comparable department sales and to open new departments, the Company's dependence on certain host store relationships due to the concentration of sales generated by such host stores, the availability to the Company of alternate sources of merchandise supply in the case of an abrupt loss of any significant supplier, the Company's ability to continue to obtain substantial amounts of merchandise on consignment, the Company's dependence on key officers, the Company's ability to integrate Diamond Park (and any future acquisitions) into its existing business, the Company's high degree of leverage and the availability to the Company of financing and credit on favorable terms and changes in regulatory requirements which are applicable to the Company's business.

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

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

   A.     Exhibits

     2    Not applicable.

     3    Not applicable.

     4.1 Indenture between Finlay Enterprises, Inc. and Marine Midland Bank, as Trustee, dated as of April 24, 1998 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated April 24, 1998, as filed with the Commission on May 8, 1998).

     4.2 Indenture between Finlay Fine Jewelry Corporation and Marine Midland Bank, as Trustee, dated as of April 24, 1998 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated April 24, 1998, as filed with the Commission on May 8, 1998).

     10.1 Amendment No. 3 dated as of April 24, 1998 to the Amended and Restated Credit Agreement dated as of September 11, 1997, as amended, by and among General Electric Capital Corporation, individually and as agent, certain other lenders and financial institutions parties thereto, Finlay Fine Jewelry Corporation and Finlay Enterprises, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 24, 1998, as filed with the Commission on May 8, 1998).

     10.2 Amendment No. 6 dated as of April 24, 1998 to Gold Consignment Agreement dated as of June 15, 1995, as amended, between Finlay Fine Jewelry Corporation and Rhode Island Hospital Trust National Bank (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated April 24, 1998, as filed with the Commission on May 8, 1998).

     11 Statement re: computation of earnings per share (not required because the relevant computation can be clearly determined from material contained in the financial statements).

     15   Not applicable.

     18   Not applicable.

     19   Not applicable.

     22   Not applicable.

     23   Not applicable.

     24   Not applicable.

     27   Financial Data Schedule.

     99   Not applicable.

   B.     Reports on Form 8-K

     On May 8, 1998, the Company filed with the Securities and Exchange Commission (the "Commission") a Current Report on Form 8-K regarding (i) the sale by the Company of $75.0 million aggregate principal amount of its 9% Senior Debentures due May 1, 2008; (ii) the concurrent sale (a) by the Company and certain stockholders of the Company of an aggregate of 1,800,000 shares of Common Stock of the Company (of which 567,310 shares were sold by the Company and 1,232,690 shares were sold by the selling stockholders) and (b) by Finlay Jewelry of $150.0 million aggregate principal amount of its 8-3/8% Senior Notes due May 1, 2008; (iii) the amendment of the Revolving Credit Agreement to increase the line of credit thereunder from $225.0 million to $275.0 million and to make certain other changes; and (iv) the amendment of the Gold Consignment Agreement to renew the agreement through December 31, 2001, to allow Finlay Jewelry to obtain up to the lesser of (x) 85,000 fine troy ounces or (y) $32.0 million worth of gold, and to make certain other modifications.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    FINLAY ENTERPRISES, INC.



Date: June 12, 1998                 By: /s/ Barry D. Scheckner
                                        ---------------------------------------
                                        Barry D. Scheckner, Senior Vice
                                        President and Chief Financial
                                        Officer
                                        (As both a duly authorized officer of
                                        Registrant and as principal financial
                                        officer of Registrant)