Form 10-Q
period 1998-08-01
FINLAY ENTERPRISES INC /DE
filed 1998-09-15
CIK 878731

--------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

         X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended  August 1, 1998
                                               --------------

                                       or

         __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from _________ to __________

                         Commission File Number: 0-25716



                            FINLAY ENTERPRISES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                          13-3492802
--------------------------------                           --------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)



           529 Fifth Avenue, New York, NY                         10017
     ----------------------------------------                  ----------
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

                           Yes   X                   No ____

As of September 11, 1998, there were 10,402,653 shares of common stock, par value $.01 per share, of the Registrant outstanding.

                             FINLAY ENTERPRISES, INC

                                    FORM 10-Q

                      QUARTERLY PERIOD ENDED AUGUST 1, 1998

                                      INDEX



                                                                         PAGE(S)

PART I - FINANCIAL INFORMATION

 Item 1. Consolidated Financial Statements (Unaudited)

         Consolidated Statements of Operations for the thirteen weeks and twenty-six weeks ended August 2, 1997 and August 1, 1998..............1

         Consolidated Balance Sheets as of January 31, 1998 and
         August 1, 1998........................................................3

         Consolidated Statements of Changes in Stockholders' Equity for the year ended January 31, 1998 and twenty-six weeks ended August 1, 1998......4

         Consolidated Statements of Cash Flows for the thirteen weeks and twenty-six weeks ended August 2, 1997 and August 1, 1998..............5

         Notes to Consolidated Financial Statements............................7

 Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations........................13

PART II - OTHER INFORMATION

 Item 4. Submission of Matters to a Vote of Security Holders..................21

 Item 6. Exhibits and Reports on Form 8-K.....................................21

SIGNATURES....................................................................23

PART 1 - FINANCIAL INFORMATION
  Item 1. Consolidated Financial Statements



                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)


                                                                       Thirteen Weeks Ended
                                                                 -----------------------------------

                                                                   August 2,             August 1,
                                                                      1997                 1998
                                                                 -------------        --------------

Sales......................................................      $   148,060          $    177,366
Cost of sales..............................................           72,112                87,309
                                                                 -------------        --------------
    Gross margin...........................................           75,948                90,057
Selling, general and administrative expenses...............           66,424                79,998
Depreciation and amortization..............................            2,939                 3,907
                                                                 -------------        --------------
    Income (loss) from operations..........................            6,585                 6,152
Interest expense, net......................................            8,449                 8,025
Nonrecurring interest associated with refinancing..........            -                       655
                                                                 -------------        --------------
    Income (loss) before income taxes and extraordinary
     charges...............................................           (1,864)               (2,528)
Provision (credit) for income taxes........................             (486)                 (811)
                                                                 -------------        --------------
    Income (loss) before extraordinary charges.............           (1,378)               (1,717)
Extraordinary charges from early extinguishment of debt,
      net of income tax benefit of $4,765..................            -                     7,415
                                                                 -------------        --------------
    Net income (loss)......................................      $    (1,378)         $     (9,132)
                                                                 =============        ==============

Net income (loss) per share applicable to common shares:
    Basic net income (loss) per share:
       Before extraordinary charges........................      $     (0.19)         $      (0.17)
                                                                 =============        ==============
       Extraordinary charges from early extinguishment
          of debt..........................................      $      -             $      (0.71)
                                                                 =============        ==============
       Net income (loss)...................................      $     (0.19)         $      (0.88)
                                                                 =============        ==============
    Diluted net income (loss) per share:
       Before extraordinary charges........................      $     (0.18)         $      (0.17)
                                                                 =============        ==============
       Extraordinary charges from early extinguishment
          of debt..........................................      $      -             $      (0.71)
                                                                 =============        ==============
        Net income (loss)...................................     $     (0.18)         $      (0.88)
                                                                 =============        ==============
Weighted average shares and share equivalents outstanding..        7,501,786            10,393,086
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

                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)


                                                                       Twenty-Six Weeks Ended
                                                                 -----------------------------------

                                                                   August 2,             August 1,
                                                                      1997                 1998
                                                                 -------------        --------------

Sales......................................................      $   282,652          $    338,358
Cost of sales..............................................          137,834               165,413
                                                                 -------------        --------------
    Gross margin...........................................          144,818               172,945
Selling, general and administrative expenses...............          131,591               156,947
Depreciation and amortization..............................            5,692                 7,701
                                                                 -------------        --------------
    Income (loss) from operations..........................            7,535                 8,297
Interest expense, net......................................           16,148                17,030
Nonrecurring interest associated with refinancing..........            -                       655
                                                                 -------------        --------------
    Income (loss) before income taxes and extraordinary
      charges..............................................           (8,613)               (9,388)
Provision (credit) for income taxes........................           (3,009)               (3,469)
                                                                 -------------        --------------
    Income (loss) before extraordinary charges.............           (5,604)               (5,919)
Extraordinary charges from early extinguishment of debt,
      net of income tax benefit of $4,765..................            -                     7,415
                                                                 -------------        --------------
    Net income (loss)......................................      $    (5,604)         $    (13,334)
                                                                 =============        ==============

Net income (loss) per share applicable to common shares:
    Basic net income (loss) per share:
       Before extraordinary charges........................      $     (0.76)         $      (0.59)
                                                                 =============        ==============
       Extraordinary charges from early extinguishment
          of debt..........................................      $      -             $      (0.74)
                                                                 =============        ==============
       Net income (loss)...................................      $     (0.76)         $      (1.33)
                                                                 =============        ==============
    Diluted net income (loss) per share:
       Before extraordinary charges........................      $     (0.75)         $      (0.59)
                                                                 =============        ==============
       Extraordinary charges from early extinguishment
          of debt..........................................      $       -            $      (0.74)
                                                                 =============        ==============
       Net income (loss)...................................      $     (0.75)         $      (1.33)
                                                                 =============        ==============
Weighted average shares and share equivalents outstanding..        7,497,210            10,057,033
                                                                 =============        ==============








     The accompanying notes are an integral part of these consolidated financial statements.




                            FINLAY ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                     (unaudited)
                                                                  January 31,         August 1,
                                                                      1998              1998
                                                                 -------------     --------------
                                      ASSETS
Current assets
  Cash and cash equivalents....................................  $    13,588       $      2,890
  Accounts receivable - department stores......................       20,772             37,066
  Other receivables............................................        6,862             21,114
  Merchandise inventories......................................      279,766            307,273
  Prepaid expenses and other...................................        1,781              3,674
                                                                 -------------     --------------
     Total current assets......................................      322,769            372,017
                                                                 -------------     --------------
Fixed assets
  Equipment, fixtures and leasehold improvements...............       95,257            102,378
  Less - accumulated depreciation and amortization.............       28,249             33,557
                                                                 -------------     --------------
     Fixed assets, net.........................................       67,008             68,821
                                                                 -------------     --------------
Deferred charges and other assets..............................       14,188             12,215
Goodwill.......................................................      104,271            102,384
                                                                 -------------     --------------
     Total assets..............................................  $   508,236       $    555,437
                                                                 =============     ==============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Notes payable................................................  $     -           $    128,695
  Accounts payable - trade.....................................      160,434             78,348
  Accrued liabilities:
     Accrued salaries and benefits.............................       12,694             13,646
     Accrued miscellaneous taxes...............................        5,014              3,496
     Accrued insurance.........................................          215              1,290
     Accrued interest..........................................        3,902              5,655
     Accrued management transition and consulting..............        1,092                808
     Other.....................................................       15,558             12,555
  Income taxes payable.........................................       14,246              -
  Deferred income taxes........................................        1,219              1,845
                                                                 -------------     --------------
     Total current liabilities.................................      214,374            246,338
Long-term debt.................................................      221,026            225,000
Other non-current liabilities..................................          497              8,483
                                                                 -------------     --------------
     Total liabilities.........................................      435,897            479,821
                                                                 -------------     --------------
Stockholders' equity
  Common Stock, par value $.01 per share; authorized 25,000,000 shares; issued and outstanding 9,779,050 and 10,411,653
    shares, respectively.......................................           98                104
  Additional paid-in capital ..................................       86,135            101,381
  Distributions to investor group in excess of carryover basis.      (24,390)           (24,390)
  Note receivable from stock sale..............................       (1,001)             -
  Retained earnings (deficit)..................................       18,340              5,006
  Foreign currency translation adjustment......................       (6,843)            (6,485)
                                                                 -------------     --------------
     Total stockholders' equity................................       72,339             75,616
                                                                 -------------     --------------
     Total liabilities and stockholders' equity................  $   508,236       $    555,437
                                                                 =============     ==============


     The accompanying notes are an integral part of these consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (in thousands, except share data)




                                                              Distributions
                                                                    to
                              Common Stock                    investor group       Note                    Foreign
                          ---------------------  Additional         in          Receivable     Retained    Currency        Total
                            Number                Paid-in        excess of         from        Earnings   Translation  Stockholders'
                           of shares    Amount    Capital     carryover basis   Stock Sale    (Deficit)    Adjustment     Equity
                          -----------   ------  -----------   ---------------- ------------  ----------- ------------ -------------
Balance, February 1, 1997.  7,558,838   $   76  $    47,725   $      (24,390)   $  (1,001)   $    3,145  $   (3,050)   $   22,505
 Net income (loss).......       -          -          -                -            -            15,195       -            15,195
 Foreign currency
  translation adjutment..       -          -          -                -            -             -          (3,793)       (3,793)
 Issuance of Common
  Stock..................   2,196,971       22       38,102            -            -             -           -            38,124
 Exercise of stock
   options...............      23,241      -            308            -            -             -           -               308
                          -----------   ------  -----------   ---------------- ------------  ----------- ------------  ------------
Balance, January 31, 1998   9,779,050       98       86,135          (24,390)      (1,001)       18,340      (6,843)       72,339
 Net income (loss).......       -          -          -                -            -           (13,334)      -           (13,334)
 Foreign currency
  translation adjustment.       -          -          -                -            -             -             358           358
 Issuance of Common
  Stock..................     567,310        6       13,753            -            -             -           -            13,759
 Note receivable
  repayment..............       -          -          -                -            1,001         -           -             1,001
 Exercise of stock
  options................      65,293      -          1,493            -            -             -           -             1,493
Balance, August 1,        -----------   ------   ----------   ---------------- ------------  ----------- ------------  ------------
 1998 (unaudited)........  10,411,653   $  104   $  101,381   $      (24,390)   $   -        $    5,006  $   (6,485)   $   75,616
                          ===========   ======   ==========   ================ ============  =========== ============  ============









     The accompanying notes are an integral part of these consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                                                         Thirteen Weeks Ended
                                                                                     ------------------------------
                                                                                      August 2,        August 1,
                                                                                        1997              1998
                                                                                     ------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)..............................................................    $   (1,378)      $    (9,132)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization..................................................         3,254             4,237
  Imputed interest on debentures.................................................         2,385             -
  Write-off deferred financing costs and debt discount...........................         -                 3,900
  Redemption premiums............................................................         -                 7,102
  Other extraordinary charges from early extinguishment of debt..................         -                 1,178
  Other, net.....................................................................          (597)              271
  Changes in operating assets and liabilities:
     (Increase) decrease in accounts and other receivables.......................         1,505            (5,577)
     (Increase) decrease in merchandise inventories..............................        23,165            (6,801)
     (Increase) decrease in prepaid expenses and other...........................          (657)              762
     Decrease in accounts payable and accrued liabilities........................       (31,056)           (4,039)
                                                                                     ------------     -------------
        NET CASH USED IN OPERATING ACTIVITIES....................................        (3,379)           (8,099)
                                                                                     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and leasehold improvements....................        (5,102)           (3,721)
  Other, net.....................................................................        (1,171)               27
                                                                                     ------------     -------------
        NET CASH USED IN INVESTING ACTIVITIES....................................        (6,273)           (3,694)
                                                                                     ------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility........................................       117,722           295,125
  Principal payments on revolving credit facility................................      (107,410)         (166,430)
  Prepayment of notes............................................................         -              (135,000)
  Prepayment of debentures.......................................................         -               (50,266)
  Payment of redemption premiums.................................................         -                (7,102)
  Capitalized financing costs....................................................         -                  (336)
  Other, net.....................................................................           112            (1,532)
                                                                                     ------------     -------------
        NET CASH PROVIDED FROM (USED IN) FINANCING ACTIVITIES....................        10,424           (65,541)
                                                                                     ------------     -------------
        EFFECT OF EXCHANGE RATE CHANGES ON CASH..................................           (81)             (171)
                                                                                     ------------     -------------
        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........................           691           (77,505)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...................................         2,762            80,395
                                                                                     ------------     -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD.........................................    $    3,453       $     2,890
                                                                                     ============     =============
Supplemental disclosure of cash flow information:
  Interest paid..................................................................    $    2,017       $     3,178
  Income taxes paid..............................................................         3,400               197



     The accompanying notes are an integral part of these consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                       Twenty-Six Weeks Ended
                                                                                    ------------------------------
                                                                                     August 2,        August 1,
                                                                                       1997              1998
                                                                                    ------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)..............................................................   $   (5,604)      $   (13,334)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization..................................................        6,315             8,359
  Imputed interest on debentures.................................................        4,634             2,527
  Write-off deferred financing costs and debt discount...........................        -                 3,900
  Redemption premiums............................................................        -                 7,102
  Other extraordinary charges from early extinguishment of debt..................        -                 1,178
  Other, net.....................................................................         (951)              315
  Changes in operating assets and liabilities:
     Increase in accounts and other receivables..................................      (18,267)          (30,388)
     Increase in merchandise inventories.........................................       (2,146)          (26,824)
     Increase in prepaid expenses and other......................................         (675)           (1,876)
     Decrease in accounts payable and accrued liabilities........................     (101,653)          (84,107)
                                                                                    ------------     -------------
        NET CASH USED IN OPERATING ACTIVITIES....................................     (118,347)         (133,148)
                                                                                    ------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and leasehold improvements....................       (8,477)           (7,178)
  Other, net.....................................................................       (1,718)             (742)
                                                                                    ------------     -------------
        NET CASH USED IN INVESTING ACTIVITIES....................................      (10,195)           (7,920)
                                                                                    ------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility........................................      297,109           503,542
  Principal payments on revolving credit facility................................     (185,587)         (374,847)
  Prepayment of notes............................................................        -              (135,000)
  Prepayment of debentures.......................................................        -               (89,293)
  Payment of redemption premiums.................................................        -                (7,102)
  Net proceeds from public offering of Common Stock..............................        -                13,759
  Proceeds from senior note offering.............................................        -               150,000
  Proceeds from senior debenture offering........................................        -                75,000
  Proceeds from repayment of note receivable.....................................        -                 1,001
  Capitalized financing costs....................................................        -                (6,144)
  Other, net.....................................................................          126              (397)
                                                                                    ------------     -------------
        NET CASH PROVIDED FROM FINANCING ACTIVITIES..............................      111,648           130,519
                                                                                    ------------     -------------
        EFFECT OF EXCHANGE RATE CHANGES ON CASH..................................         (499)             (149)
                                                                                    ------------     -------------
        DECREASE IN CASH AND CASH EQUIVALENTS....................................      (17,393)          (10,698)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...................................       20,846            13,588
                                                                                    ------------     -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD.........................................   $    3,453       $     2,890
                                                                                    ============     =============
Supplemental disclosure of cash flow information:
  Interest paid..................................................................   $   10,548       $    12,746
  Income taxes paid..............................................................        8,013             1,111


     The accompanying notes are an integral part of these consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Finlay Enterprises, Inc. (the "Company" or the "Registrant"), and its wholly owned subsidiary, Finlay Fine Jewelry Corporation and its wholly owned subsidiaries ("Finlay Jewelry"), have been prepared in accordance with generally accepted accounting principles for interim financial information. References to "Finlay" mean collectively, the Company and Finlay Jewelry. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of August 1, 1998, and the results of operations and cash flows for the thirteen weeks and twenty-six weeks ended August 2, 1997 and August 1, 1998. Due to the seasonal nature of the business, results for interim periods are not indicative of annual results. The unaudited consolidated financial statements have been prepared on a basis consistent with that of the audited consolidated financial statements as of January 31, 1998 referred to below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission").

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

     Net income (loss) per share has been computed in accordance with the Statement of Financial Accounting Standards ("SFAS') No. 128, 'Earnings per Share', which was adopted by the Company at the end of 1997. Basic and diluted net income (loss) per share were calculated using the weighted average number of shares outstanding during each period, with options to purchase Common Stock included in diluted net income (loss) per share, using the treasury stock method, to the extent that such options were dilutive. The per share amounts for the prior period presented have been restated to reflect the adoption of SFAS No. 128. The following is an analysis of the differences between basic and diluted net income (loss) per share:

                                  Thirteen Weeks Ended                                           Twenty-Six Weeks Ended
                            ---------------------------------------------------    -------------------------------------------------
                                August 2, 1997              August 1, 1998             August 2, 1997             August 1, 1998
                            ------------------------    -----------------------    ------------------------  -----------------------
Weighted average
 shares outstanding......    7,423,090    $  (0.19)      10,393,086   $  (0.88)     7,421,754   $  (0.76)     10,057,033   $  (1.33)
Dilutive stock
 options.................      78,696         0.01           -           -             75,456       0.01           -           -
                            -----------   ----------    ------------  ---------    -----------  ---------    -----------   ---------
Weighted average
 shares and share
 equivalents.............    7,501,786    $  (0.18)      10,393,086   $  (0.88)     7,497,210   $  (0.75)     10,057,033   $  (1.33)
                            ===========   ==========    ============  =========    ===========  =========    ===========   =========

     For each of the periods above,  there were no adjustments to the Net income
(loss) applicable to common shares used to calculate basic and diluted net income (loss) per share.

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

     Comprehensive income (loss) is as follows (in thousands):

                                                                       Thirteen Weeks Ended             Twenty-Six Weeks Ended
                                                                   ----------------------------    -------------------------------
                                                                     August 2,       August 1,        August 2,        August 1,
                                                                       1997            1998             1997              1998
                                                                   ------------    ------------    --------------    -------------
Net income (loss).......................................           $   (1,378)     $   (9,132)     $    (5,604)      $   (13,334)
Foreign currency translation adjustment.................               (2,440)           (587)          (4,672)              358
                                                                   ------------    ------------    --------------    -------------
Comprehensive income (loss).............................           $   (3,818)     $   (9,719)     $   (10,276)      $   (12,976)
                                                                   ============    ============    ==============    =============

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that all derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and is not expected to have a material impact on the Company's financial position or results of operations.

NOTE 2 - DESCRIPTION OF BUSINESS

     The Company conducts business through its wholly owned subsidiary, Finlay Jewelry. Finlay is a retailer of fine jewelry products and primarily operates leased fine jewelry department stores throughout the United States and France. A significant portion of Finlay's revenues are generated in the fourth quarter due to the seasonality of the retail industry. Approximately 72% of Finlay's domestic sales in 1997 were from operations in two major department store groups, of which 49% represents Finlay's domestic sales from one department store group.

NOTE 3 - MERCHANDISE INVENTORIES

     Merchandise inventories consisted of the following:

                                                                                                          (unaudited)
                                                                                  January 31,              August 1,
                                                                                     1998                    1998
                                                                                ----------------       ------------------
                                                                                            (in thousands)
     Jewelry goods - rings, watches and other fine jewelry
         (specific identification basis)...............................         $     286,289          $       313,449
     Less:  Excess of specific identification cost over LIFO
         inventory value...............................................                6,523                     6,176
                                                                                ----------------       ------------------
                                                                                $     279,766          $       307,273
                                                                                ================       ==================

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - MERCHANDISE INVENTORIES (continued)

     The LIFO method had the effect of decreasing the loss before income taxes for the thirteen weeks ended August 2, 1997 and August 1, 1998 by $191,000 and $439,000, respectively. The LIFO method had no effect on the loss before income taxes for the twenty-six weeks ended August 2, 1997. The effect of applying the LIFO method for the twenty-six weeks ended August 1, 1998 was to decrease the loss before income taxes by $346,000. Finlay determines its LIFO inventory value by utilizing selected producer price indices published for jewelry and watches by the Bureau of Labor Statistics. Due to the application of APB Opinion No. 16, inventory valued at LIFO for income tax reporting purposes was approximately $21,000,000 lower than that for financial reporting purposes at January 31, 1998.

     Approximately $219,822,000 and $247,908,000 at January 31, 1998 and August 1, 1998, respectively, of merchandise received on consignment has been excluded from Merchandise inventories and Accounts payable-trade in the accompanying Consolidated Balance Sheets.

     Finlay Jewelry is party to a gold consignment agreement (the "Gold Consignment Agreement"), which expires on December 31, 2001. The Gold Consignment Agreement enables Finlay Jewelry to receive merchandise by providing gold, or otherwise making payment, to certain vendors who currently supply Finlay with merchandise on consignment. While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to the gold consignor. As a result, such vendors have reduced their working capital requirements and associated financing costs. Consequently, Finlay has negotiated more favorable prices and terms with the participating vendors. Finlay Jewelry can obtain, pursuant to the Gold Consignment Agreement, up to the lesser of (i) 85,000 fine troy ounces or (ii) $32,000,000 worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At August 1, 1998, amounts outstanding under the Gold Consignment Agreement totaled 42,021 fine troy ounces, valued at approximately $12.1 million. For financial statement purposes, the consigned gold is not included in Merchandise inventories on the Company's Consolidated Balance Sheets and, therefore, no related liability has been recorded.

     The cost to Finlay of gold merchandise sold on consignment in some cases is not fixed until the sale is reported to the vendor or to the gold consignor in the case of merchandise sold pursuant to the Gold Consignment Agreement. Finlay at times enters into futures contracts, such as options or forwards, based upon the anticipated sales of gold product, to hedge against the risk arising from those payment arrangements. Changes in the market value of futures contracts are accounted for as an addition to or reduction from the inventory cost. At August 2, 1997, the gain/loss on open futures contracts was not material. The Company did not have any open positions in futures contracts for gold at January 31, 1998 or August 1, 1998

NOTE 4 - LEASE AGREEMENTS

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

     The store leases provide for the payment of fees based on sales, plus, in some instances, installment payments for fixed assets. Lease expense, included in Selling, general and administrative expenses, is as follows (unaudited):

                                                 Thirteen Weeks Ended                Twenty - Six Weeks Ended
                                             ------------------------------       -------------------------------
                                               August 2,        August 1,          August 2,          August 1,
                                                 1997             1998                1997              1998
                                             --------------    ------------       -------------      ------------
     Minimum fees..........................  $     1,968       $     5,088        $     3,810        $     9,656
     Contingent fees.......................       21,814            23,853             41,705             45,251
                                             ==============    ============       =============      ============
       Total...............................  $    23,782       $    28,941        $    45,515        $    54,907
                                             ==============    ============       =============      ============

NOTE 5 - STOCKHOLDERS' EQUITY

     On March 5, 1997, an executive officer of the Company received options under the Company's Long Term Incentive Plan (the "1993 Plan") to purchase an aggregate of 139,719 shares of Common Stock at an exercise price of $14.00 per share. Such options vest and become exercisable on January 2, 2001.

     On March 6, 1997, the Board of Directors of the Company adopted the 1997 Long Term Incentive Plan (the "1997 Plan"), which was approved by the Company's stockholders in June 1997. The 1997 Plan, which is similar to the 1993 Plan, is intended as a successor to the 1993 Plan and provides for the grant of the same types of awards as are currently available under the 1993 Plan. The Board of Directors adopted an amendment to the 1997 Plan, which was approved by the Company's stockholders in June 1998, pursuant to which options available for issuance under the 1997 Plan were increased to 850,000. Of the 850,000 shares of the Company's Common Stock that have been reserved for issuance pursuant to the 1997 Plan, a total of 481,915 shares are subject to options granted to certain senior management, key employees and a director. The exercise prices of such options range from $13.875 per share to $24.313 per share.

     Upon the commencement of his employment, an executive officer of the Company purchased 138,525 shares of Common Stock (the "Purchased Shares"), at a price of $7.23 per share. The aggregate purchase price of these shares was paid in the form of a note issued to the Company in the amount of $1,001,538. Pursuant to the terms of the note, the amount of the note has historically been reflected as a reduction to equity and reflected in the Company's Consolidated Balance Sheets as Note receivable from stock sale. On April 24, 1998, the executive officer sold 100,000 of the Purchased shares and repaid the note ("Note Receivable Repayment").

                 FINLAY ENTERPRISES, INC. NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

NOTE 6 - OTHER TRANSACTIONS

     On April 24, 1998, the Company completed a public offering of 1,800,000 shares of its Common Stock at a price of $27.50 per share (the "Equity Offering"), of which 567,310 shares were sold by the Company and 1,232,690 shares were sold by certain selling stockholders. Concurrently with the Equity Offering, the Company and Finlay Jewelry completed the public offering of $75.0 million aggregate principal amount of 9% Senior Debentures due May 1, 2008 (the "Senior Debentures") and $150.0 million aggregate principal amount of 8-3/8% Senior Notes due May 1, 2008 (the "Senior Notes"), respectively. In addition, on April 24, 1998, the existing revolving credit agreement (the "Revolving Credit Agreement") was amended to increase the line of credit thereunder to $275.0 million and to make certain other changes.

     On May 1, 1998, the Company prepaid all of the $39.0 million of accreted interest on the Company's 12% Senior Discount Debentures due 2005 (the "Old Debentures") as of such date, in accordance with the indenture relating to the Debentures (the "Old Debenture Indenture"). The Company exercised its option to prepay all such accreted interest to reduce outstanding indebtedness and to take advantage of the resulting tax benefits relating to the deductibility of such prepayment in 1998.

     On May 26, 1998, the net proceeds to the Company from the Equity Offering, the sale of the Senior Debentures, the Note Receivable Repayment and the repayment of approximately $1.0 million of an intercompany liability by Finlay Jewelry (the "Intercompany Repayment") were used to redeem the Company's Old Debentures, including associated premiums. Also, on May 26, 1998, Finlay Jewelry used the net proceeds from the sale of the Senior Notes to redeem Finlay Jewelry's 10-5/8% Senior Notes due 2003 (the "Old Notes"), including associated premiums, and to make the Intercompany Repayment. The above transactions, excluding the Equity Offering, are referred to herein as the "Refinancing". The Company recorded, in the second quarter, a pre-tax extraordinary charge of approximately $12.2 million, including $7.1 million for redemption premiums and approximately $3.9 million to write off deferred financing costs and debt discount associated with the Old Debentures and the Old Notes. As a result of certain call requirements associated with the Old Debentures and the Old Notes, the debt could not be repaid until May 26, 1998. Thus, for twenty-five days in the second quarter, Finlay was required to maintain as outstanding both the new debt issued on April 24, 1998 as well as the old debt retired on May 26, 1998. The net effect of carrying the new and old debt, offset by reduced interest expense on the Company's revolving credit facility and interest income on excess cash balances, was an increase to interest expense of $0.7 million.

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

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - UNAUDITED PRO FORMA FINANCIAL INFORMATION

     The following table presents the calculation of pro forma earnings per share data for the thirteen weeks and twenty-six weeks ended August 1, 1998. The pro forma consolidated financial information excludes the extraordinary charge of $12.2 million, on a pre-tax basis, including $7.1 million for redemption premiums and approximately $3.9 million to write off deferred financing and debt discount costs associated with the Old Debentures and the Old Notes. The income tax benefit on the extraordinary charges totaled $4.8 million. In addition, the pro forma consolidated financial information excludes the nonrecurring interest associated with refinancing as a result of certain call requirements on the debt retired.

In thousands, except share and
per share amounts

                                                                                               (unaudited)
                                                                                              August 1, 1998
                                                                                 --------------------------------------
                                                                                    Thirteen             Twenty-Six
                                                                                   Weeks Ended           Weeks Ended
                                                                                 ----------------      ----------------
Net income (loss) per Consolidated Statements of Operations.........             $        (9,132)      $       (13,334)
Add:   Extraordinary charges from early extinguishment of
       debt, net of income tax benefit..............................                       7,415                 7,415
Add:   Nonrecurring interest associated with refinancing,
       net of income tax benefit....................................                         400                   400
                                                                                 ----------------      ----------------
Pro Forma net income (loss).........................................             $        (1,317)      $        (5,519)
                                                                                 ================      ================

Pro Forma net income (loss) per share applicable to
    common shares:
    Basic net income (loss) per share...............................             $        (0.13)       $        (0.55)
                                                                                 ================      ================
    Diluted net income (loss) per share.............................             $        (0.13)       $        (0.55)
                                                                                 ================      ================
Weighted average shares and share equivalents outstanding...........                 10,393,086            10,057,033
                                                                                 ================      ================

PART I - FINANCIAL INFORMATION
  Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations

Results of Operations

     The following table sets forth operating results as a percentage of sales for the periods indicated:

Statements of Operations Data
(unaudited)

                                                           Thirteen Weeks Ended             Twenty-Six Weeks Ended
                                                        ----------------------------     -----------------------------
                                                        August 2,        August 1,       August 2,         August 1,
                                                           1997             1998            1997              1998
                                                        -----------      -----------     -----------       -----------
Sales.................................................    100.0%           100.0%          100.0%            100.0%
Cost of sales.........................................     48.7             49.2            48.8              48.9
                                                        -----------      -----------     -----------       -----------
    Gross margin......................................     51.3             50.8            51.2              51.1
Selling, general and administrative expenses..........     44.9             45.1            46.5              46.4
Depreciation and amortization.........................      2.0              2.2             2.0               2.3
                                                        -----------      -----------     -----------       -----------
    Income (loss) from operations.....................      4.4              3.5             2.7               2.4
Interest expense, net.................................      5.7              4.5             5.7               5.0
Nonrecurring interest associated with refinancing.....      -                0.4             -                 0.2
                                                        -----------      -----------     -----------       -----------
    Income (loss) before income taxes and
      extraordinary charges...........................     (1.3)            (1.4)           (3.0)             (2.8)
Provision (credit) for income taxes...................     (0.4)            (0.5)           (1.0)             (1.0)
                                                        -----------      -----------     -----------       -----------
    Income (loss) before extraordinary charges........     (0.9)            (0.9)           (2.0)             (1.8)
Extraordinary charges from early extinguishment
      of debt, net of income tax benefit..............      -                4.2             -                 2.2
                                                        -----------      -----------     -----------       -----------
    Net income (loss).................................     (0.9)%           (5.1)%          (2.0)%            (4.0)%
                                                        ===========      ===========     ===========       ===========

Thirteen Weeks Ended August 1, 1998 Compared with Thirteen Weeks Ended August 2, 1997

     Sales. Sales for the thirteen weeks ended August 1, 1998 increased $29.3 million, or 19.8%, over the comparable period in 1997. Comparable department sales (departments open for the same months during comparable periods) increased 2.8%. Management attributes this increase in comparable department sales to the following Company initiatives: (i) emphasizing its "Key Item" and "Best Value" merchandising programs, which provide a targeted assortment of items at competitive prices; (ii) increasing focus on holiday and event-driven promotions as well as host store marketing programs; (iii) positioning the Company's departments as a "destination location" for fine jewelry, and (iv) continuing project PRISM (Promptly Reduce Inefficiencies and Sales Multiply), a program designed to allow Finlay's sales associates more time for customer sales and service. During the second quarter, Sonab, the Company's French subsidiary, experienced lower sales trends due to the transition from a promotional pricing strategy to an everyday low price strategy. This change was made as a result of Sonab reassessing its pricing policy following certain local French court decisions and the adverse impact of such change is expected to continue for the balance of the year. Sales from the operation of net new departments (departments not included in comparable department sales) contributed $25.2 million, which included $25.0 million from the former Diamond Park departments. During the thirteen weeks ended August 1, 1998, Finlay opened eight departments and closed five departments. The openings were all within existing store groups, with the exception of two departments opened in new store groups in the United Kingdom. The closings were all within existing store groups.

     Gross margin. Gross margin for the period increased by $14.1 million, primarily as a result of the sales increase. As a percentage of sales, gross margin decreased by 0.5%, which is primarily attributed to (i) lower gross margins experienced by the former Diamond Park departments, particularly as the merchandise acquired as part of the Diamond Park Acquisition continues to be sold and (ii) duplicative freight costs relating to certain operational aspects of the Company's new central distribution facility that are not yet fully functional. These factors were offset by a $0.2 million decrease in the LIFO provision.

     Selling, general and administrative expenses. Selling, general and administrative expenses ("SG&A") increased $13.6 million, or 20.4%, due primarily to payroll expense and lease fees associated with the increase in the Company's sales. The increased sales generated by the former Diamond Park departments enabled the Company to leverage administrative and certain other expenses. Offsetting this were higher than anticipated expenses relating to the central distribution facility, increased medical expenses associated with the implementation of a new medical benefit plan and rising wage rates related to a challenging employment market. These factors are expected to have a similar effect on performance for the balance of the year. In addition, the Company increased its advertising expenditures, net of increased vendor participation, as compared with the 1997 period. As a result of the factors discussed above, SG&A as a percentage of sales increased by 0.2%.

     Depreciation and amortization. Depreciation and amortization increased by $1.0 million, reflecting an increase in capital expenditures for the most recent twelve months, depreciation on Finlay's new central distribution facility and amortization related to the Diamond Park Acquisition, offset by the effect of certain assets becoming fully depreciated. The increase in fixed assets was due to the addition of new departments, including the former Diamond Park departments, and the renovation of existing departments.

     Interest expense, net. Interest expense decreased by $0.4 million reflecting a lower weighted average interest rate (8.2% for the 1998 period compared to 10.1% for the comparable period in 1997) relating to the lower interest rates on the Senior Debentures and the Senior Notes as compared to the Old Debentures and the Old Notes offset by an increase in average borrowings ($379.0 million for the period in 1998 compared to $327.9 million for the comparable period in 1997). The increase in average borrowings is a result of additional indebtedness outstanding under the Revolving Credit Agreement (adjusted to exclude the timing impact of the call requirements on the Old Debentures and the Old Notes, discussed below).

     Nonrecurring interest associated with refinancing. As a result of certain call requirements associated with the Old Debentures and the Old Notes, the debt could not be repaid until May 26, 1998. Thus, for twenty-five days in the second quarter, Finlay was required to maintain as outstanding both the new debt issued on April 24, 1998 as well as the old debt retired on May 26, 1998. The net effect of carrying the new and old debt, offset by reduced interest expense on the Company's revolving credit facility and interest income on excess cash balances, was an increase to interest expense of $0.7 million.

     Provision (credit) for income taxes. The income tax provision for the 1998 and 1997 periods reflects effective tax rates of 40.5% and 41.5%, respectively.

     Extraordinary charges from early extinguishment of debt, net of income tax benefit. In conjunction with the repayment of the Old Debentures and the Old Notes, the Company recorded a pre-tax extraordinary charge of $12.2 million, including $7.1 million for redemption premiums and approximately $3.9 million to write off deferred financing and debt discount costs associated with the Old Debentures and the Old Notes. The income tax benefit on the extraordinary charges totaled $4.8 million.

     Net income (loss). The net loss of $9.1 million for the 1998 period was $7.8 million higher than the net loss of $1.4 million for the comparable period as a result of the factors discussed above.

Twenty-Six Weeks Ended August 1, 1998 Compared with Twenty-Six Weeks Ended August 2, 1997

     Sales. Sales for the twenty-six weeks ended August 1, 1998 increased $55.7 million, or 19.7%, over the comparable period in 1997. Comparable department sales increased 3.1%. Management attributes this increase in comparable department sales primarily to the "Key Item" and "Best Value" merchandising programs and to the marketing initiatives discussed above. During the second quarter, Sonab experienced lower sales trends due to the transition from a promotional pricing strategy to an everyday low price strategy. This change was made as a result of Sonab reassessing its pricing policy following certain local French court decisions and the adverse impact of such change is expected to continue for the balance of the year. Sales from the operation of net new departments contributed $46.9 million, which included $46.0 million from the former Diamond Park departments. During the twenty-six weeks ended August 1, 1998, Finlay opened 22 departments and closed 27 departments. The openings were all within existing store groups, with the exception of two departments opened in new store groups in the United Kingdom. The closings included all five departments in Dillard's and all seven departments in Debenhams, with the remaining 15 departments closed within existing store groups.

     Gross margin. Gross margin for the period increased by $28.1 million, primarily as a result of the sales increase. As a percentage of sales, gross margin decreased by 0.1%, which is primarily attributed to (i) lower gross margins experienced by the former Diamond Park departments, particularly as the merchandise acquired as part of the Diamond Park Acquisition continues to be sold and (ii) duplicative freight costs relating to certain operational aspects of the Company's central distribution facility that are not yet fully functional. These factors were offset by a $0.3 million decrease in the LIFO provision.

     Selling, general and administrative expenses. SG&A increased $25.4 million, or 19.3%, due primarily to payroll expense and lease fees associated with the increase in the Company's sales. The increased sales generated by the former Diamond Park departments enabled the Company to leverage administrative and certain other expenses. Offsetting this were higher than anticipated expenses relating to the central distribution facility, increased medical expenses associated with the implementation of a new medical benefit plan and rising wage rates related to a challenging employment market. These factors are expected to have a similar effect on performance for the balance of the year. As a result of the factors discussed above, SG&A as a percentage of sales decreased by 0.1%

     Depreciation and amortization. Depreciation and amortization increased by $2.0 million, reflecting an increase in capital expenditures for the most recent twelve months, depreciation on Finlay's new central distribution facility and amortization related to the Diamond Park Acquisition, offset by the effect of certain assets becoming fully depreciated. The increase in fixed assets was due to the addition of new departments, including the former Diamond Park departments and the renovation of existing departments.

     Interest expense, net. Interest expense increased by $0.9 million reflecting an increase in average borrowings ($353.7 million for the period in 1998 compared to $310.9 million for the comparable period in 1997) primarily as a result of an increase in the outstanding balance of the Old Debentures due to the accretion of interest and additional indebtedness outstanding under the Revolving Credit Agreement (adjusted to exclude the timing impact of the call requirements on the Old Debentures and the Old Notes, discussed above). The increase in average borrowings was partially offset by a lower weighted average interest rate (9.1% for the 1998 period compared to 10.2% for the comparable period in 1997) relating to the lower interest rates on the Senior Debentures and the Senior Notes as compared to the Old Debentures and the Old Notes.

     Nonrecurring interest associated with refinancing. For the reasons discussed above, the Company incurred nonrecurring interest expense of $0.7 million relating to the net effect of carrying the new and old debt, offset by reduced interest expense on the Company's revolving credit facility and interest income on excess cash balances.

     Provision (credit) for income taxes. The income tax provision for the 1998 and 1997 periods reflects effective tax rates of 40.5% and 41.5%, respectively.

     Extraordinary charges from early extinguishment of debt, net of income tax benefit. In conjunction with the repayment of the Old Debentures and the Old Notes, the Company recorded a pre-tax extraordinary charge of $12.2 million, including $7.1 million for redemption premiums and approximately $3.9 million to write off deferred financing and debt discount costs associated with the Old Debentures and the Old Notes. The income tax benefit on the extraordinary charges totaled $4.8 million.

     Net income (loss). The net loss of $13.3 million for the 1998 period was $7.8 million higher than the net loss of $5.6 million for the comparable period as a result of the factors discussed above.

Liquidity and Capital Resources

     Finlay's primary capital requirements are for funding working capital for new departments and for working capital growth of existing departments and, to a lesser extent, capital expenditures for opening new departments and renovating existing departments. For the twenty-six weeks ended August 2, 1997 and August 1, 1998, capital expenditures totaled $8.5 million and $7.2 million, respectively. For 1997, capital expenditures totaled $19.3 million, which included construction costs related to the Company's central distribution facility, and in 1996 totaled $17.5 million. Total capital expenditures for 1998 are estimated to be approximately $15.0 million. Although capital expenditures are limited by the terms of the Revolving Credit Agreement, to date this limitation has not precluded the Company from satisfying its capital expenditure requirements.

     Finlay's operations substantially preclude customer receivables and in recent years, on average, approximately 50% of Finlay's domestic merchandise has been carried on consignment. Accordingly, management believes that relatively modest levels of working capital are required in comparison to many other retailers. The Company's working capital balance was $125.7 million at August 1, 1998, an increase of $17.3 million from January 31, 1998. The increase resulted primarily from an income tax receivable relating to the prepayment of accreted interest on the Company's Old Debentures, the net proceeds to the Company from the Equity Offering and the sale of the Senior Debentures and the Senior Notes, partially offset by the use of such proceeds to prepay the Old Debentures and the Old Notes, the impact of the interim net loss exclusive of depreciation and amortization and capital expenditures. Based on the seasonal nature of Finlay's business, working capital requirements and therefore borrowings under the Revolving Credit Agreement can be expected to increase on an interim basis during the first three quarters of any given fiscal year. See "-Seasonality".

     The seasonality of Finlay's business causes working capital requirements to reach their highest level in the months of October and November in anticipation of the year-end holiday season. Accordingly, Finlay experiences seasonal cash needs as inventory levels peak. The Revolving Credit Agreement provides Finlay with a line of credit of up to $275.0 million to finance seasonal cash and other working capital needs. Amounts outstanding under the Revolving Credit Agreement presently bear interest at a rate equal to, at Finlay's option, (i) the Index Rate (as defined in the Revolving Credit Agreement) plus 0.5% or (ii) adjusted LIBOR plus 1.5%. Commencing in December 1998, amounts outstanding under the Revolving Credit Agreement will bear interest at a rate equal to, at Finlay's option, (i) the Index Rate plus a margin ranging from zero to 1.0% or (ii) adjusted LIBOR plus a margin ranging from 1.0% to 2.0%, in each case depending on the financial performance of the Company.

     In each year, Finlay is required to reduce the outstanding revolving credit balance and letter of credit balance under the Revolving Credit Agreement to $50.0 million or less and $20.0 million or less, respectively, for a 30 consecutive day period (the "Balance Reduction Requirement"). The indentures relating to the Senior Debentures and the Senior Notes do not have a balance reduction requirement. Borrowings under the Revolving Credit Agreement at August 1, 1998 were $128.7 million, compared to a zero balance at January 31, 1998 and $111.5 million at August 2, 1997. The average amounts outstanding under the Revolving Credit Agreement were $96.4 million and $122.2 million (adjusted for the impact of the temporary paydown of the revolving credit facility due to certain call requirements associated with the Old Debentures and the Old Notes) for the twenty-six weeks ended August 2, 1997 and August 1, 1998, respectively. The maximum amount outstanding for the twenty-six weeks ended August 1, 1998 was $154.2 million.

     Finlay does not expect that significant additional working capital will be required with respect to the operation of the former Diamond Park departments because Finlay purchased the inventory of those Diamond Park departments which it acquired. Inventory purchases for the former Diamond Park departments has been and will continue to be financed in part by trade payables combined with an increased utilization of consignment inventory compared to the amount of consignment merchandise on hand at the time of the Diamond Park Acquisition. As such, management believes that working capital requirements for the former Diamond Park departments has been and will continue to be reduced as compared to the amount of working capital required at the time of the Diamond Park Acquisition.

     Finlay's long-term needs for external financing will depend on its rate of growth, the level of internally generated funds and the ability to continue obtaining substantial amounts of merchandise on advantageous terms, including consignment arrangements with its vendors. For 1997, Finlay had an average balance of consignment merchandise of $216.5 million from over 200 vendors as compared to an average balance of $201.8 million in 1996. As of August 1, 1998, $247.9 million of consignment merchandise was on hand as compared to $219.8 million at January 31, 1998 and $205.5 million at August 2, 1997.

     A substantial amount of Finlay's operating cash flow has been used or will be required to pay, directly or indirectly, interest with respect to the Old Debentures and the Old Notes and amounts due under the Revolving Credit
Agreement, including the payments required pursuant to the Balance Reduction Requirement and, as a result of the completion of the Equity Offering and Refinancing, the Senior Debentures and the Senior Notes. As of August 1, 1998, Finlay's outstanding borrowings were

$353.7 million, which included a $75.0 million balance under the Senior Debentures, a $150.0 million balance under the Senior Notes and a $128.7 million balance under the Revolving Credit Agreement. On May 1, 1998, the Company prepaid in accordance with the Old Debenture Indenture, all of the $39.0 million of accreted interest on the Old Debentures as of such date. The Company exercised its option to prepay all such accreted interest to reduce outstanding indebtedness and to take advantage of the resulting tax benefits relating to the deductibility of such prepayment in 1998. In addition, on May 26, 1998, the
Company redeemed the outstanding principal amounts, including associated premiums, of the Old Debentures and the Old Notes. Finlay funded the prepayment and the redemptions using the proceeds from the sale of the Senior Debentures, the Equity Offering and the sale of the Senior Notes, together with other available funds. In connection with the redemption of the Old Debentures and the Old Notes, the Company recorded, in the second quarter, a pre-tax nonrecurring charge of approximately $12.2 million, including $7.1 million for redemption premiums and approximately $3.9 million to write off deferred financing and debt discount costs associated with the Old Debentures and the Old Notes.

     Finlay Jewelry is party to the Gold Consignment Agreement, which expires on December 31, 2001. The Gold Consignment Agreement enables Finlay Jewelry to receive merchandise by providing gold, or otherwise making payment, to certain vendors. Finlay Jewelry can obtain, pursuant to the Gold Consignment Agreement, up to the lesser of (i) 85,000 fine troy ounces or (ii) $32.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At August 1, 1998, amounts outstanding under the Gold Consignment Agreement totaled 42,021 fine troy ounces, valued at approximately $12.1 million. The average amount outstanding under the Gold Consignment Agreement was $14.3 million in 1997.

     An organization-wide program is currently being executed to ensure that all systems critical to the operation of the Company are Year 2000 compliant. This process includes the review of various information technology systems, including the Company's core business systems, end user systems as well as non-information technology systems. The Company is using, and will continue to use, a combination of internal and external resources to assess, remediate and test such systems to ensure that all are Year 2000 compliant by August 1999. The Company is in the process of contacting its software and hardware vendors to determine Year 2000 compliance and is communicating with all of its host stores and merchandise vendors on their compliance and testing.

     The Company has estimated the costs related to its Year 2000 efforts to be approximately $4.0 million and is expected to incur these costs over the next six quarters. The consequences of a disruption of the Company's operations, whether caused by the Company's computer systems or those of any of its host stores or vendors, could have a material adverse effect on the Company's financial position or results of operations. In addition, there can be no assurances that the Company will not experience significant cost overruns or delays in addressing this issue. The Company intends to develop a contingency plan in the event that remediation of its critical systems, or those of significant third parties, are not completed in the required time frame.

     The Company is in the process of implementing several information technology initiatives, including the design and development of a new merchandising system and the upgrade of point-of-sale systems and related hardware in the majority of Finlay's departments. These projects will serve to support future growth of the Company as well as provide improved analysis and reporting capabilities. The cost associated with these projects is estimated to be $10-12 million for software and implementation costs and such costs will be included in Deferred charges and other assets with approximately $4-6 million for hardware and related equipment to be included as a component of the Company's capital expenditures and reflected in Fixed assets.

    Section 382 of the Internal Revenue Code of 1986, as amended (the "Code") restricts utilization of net operating loss carryforwards ("NOLs") after an ownership change exceeding 50%. As a result of certain recapitalization transactions in 1993, a change in ownership of the Company exceeding 50% occurred within the meaning of Section 382 of the Code. Similar restrictions apply to other carryforwards. Consequently, there is a material limitation on the Company's annual utilization of its NOLs and other carryforwards which requires a deferral or loss of the utilization of such NOLs or other carryforwards. The Company had, at October 31, 1997 (the Company's tax year end), a NOL for tax purposes of approximately $12.0 million which is subject to an annual limit of approximately $2.0 million per year. For financial reporting purposes, no NOL existed as of January 31, 1998. An additional change in ownership within the meaning of Section 382 of the Code has occurred as a result of the sale of shares of Common Stock of the Company in 1997. However, there are no additional restrictions upon the Company's ability to utilize its NOLs or other carryforwards as a result of such ownership change.

     From time to time, Finlay enters into futures contracts, such as options or forwards, based upon the anticipated sales of gold product in order to hedge against the risk arising from its payment arrangements. Changes in the market value of futures contracts are accounted for as an addition to or reduction from the inventory cost. For the year ended January 31, 1998 and the twenty-six weeks ended August 1, 1998, the gain or loss on open futures contracts was not material. The Company did not have any open positions in futures contracts for gold at January 31, 1998. There can be no assurance that these hedging techniques will be successful or that hedging transactions will not adversely affect the Company's results of operations or financial position.

     On March 19, 1998, Liberty House, one of the host stores in which Finlay operates, filed a voluntary petition in bankruptcy under Title 11 of the United States Code ( the "Bankruptcy Code"). The Company is currently receiving weekly payments towards the outstanding balance that was due to the Company prior to the filing of the bankruptcy petition, which as of September 11, 1998 totaled $0.5 million. Finlay believes that the bankruptcy of Liberty House will not have a material adverse effect on Finlay's financial position or results of operations.

     Finlay believes that, based upon current operations, anticipated growth, and availability under the Revolving Credit Agreement, Finlay Jewelry will, for the foreseeable future, be able to meet its debt service and anticipated working capital obligations, and to make distributions to the Company sufficient to permit the Company to meet its debt service obligations and to pay certain other expenses as they come due. No assurances, however, can be given that Finlay Jewelry's current level of operating results will continue or improve or that Finlay Jewelry's income from operations will continue to be sufficient to permit Finlay Jewelry and the Company to meet their debt service and other obligations. Currently, Finlay Jewelry's principal financing arrangements restrict annual distributions from Finlay Jewelry to the Company to 0.25% of Finlay Jewelry's net sales for the preceding fiscal year and also allow distributions to the Company to enable it to make interest payments on the Senior Debentures. The amounts required to satisfy the aggregate of Finlay's interest expense and required amortization payments totaled $10.6 million and $12.7 million for the twenty-six weeks ended August 2, 1997 and August 1, 1998, respectively.

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

Special Note Regarding Forward-Looking Statements

     This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as trends in the general economy in the United States and France, competition in the retail jewelry business, the seasonality of the retail jewelry business, the Company's ability to increase comparable department sales and to open new departments, the Company's estimate of the cost to address Year 2000 compliance issues, the
Company's dependence on certain host store relationships due to the concentration of sales generated by such host stores, the availability to the Company of alternate sources of merchandise supply in the case of an abrupt loss of any significant supplier, the Company's ability to continue to obtain substantial amounts of merchandise on consignment, the Company's dependence on key officers, the Company's ability to integrate the former Diamond Park departments (and any future acquisitions ) into its existing business, the Company's high degree of leverage and the availability to the Company of financing and credit on favorable terms and changes in regulatory requirements which are applicable to the Company's business.

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

PART II - OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders

     The Annual Meeting of the Stockholders of the Company was held on June 22, 1998, pursuant to notice, at which Messrs. Norman S. Matthews and Warren C. Smith, Jr. and Ms. Hanne M. Merriman were re-elected directors of the Company to serve a three-year term in the class of directors whose term expires in 2001. Such members have been elected to serve until the expiration of their respective terms of office and until their successors are duly elected and qualified. At such meeting, votes were cast as follows:

Name                             Votes for          Votes Withheld
----                             ---------          --------------

Norman S. Matthews               6,309,264                 -
Hanne M. Merriman                6,309,264                 -
Warren C. Smith, Jr.             6,309,264                 -

     Messrs. Rohit M. Desai, Thomas H. Lee, David B. Cornstein, James Martin Kaplan and Arthur E. Reiner continued to serve as members of the Board of Directors after the meeting.

     In addition, the proposal to approve an amendment to the Company's 1997 Long Term Incentive Plan, to increase by 500,000 the number of shares of the Company's Common Stock available for issuance thereunder, was passed with 5,697,879 votes in favor, 776,285 votes against and zero votes abstaining.

Item 6.           Exhibits and Reports on Form 8-K

     A.    Exhibits

          2   Not applicable.

          3   Not applicable.

          4   Not applicable.

         10   Not applicable.

         11 Statement re: computation of earnings per share (not required because the relevant computation can be clearly determined from material contained in the financial statements).

         15   Not applicable.

         18   Not applicable.

         19   Not applicable.

         22   Not applicable.

         23   Not applicable.

         24   Not applicable.

         27   Financial Data Schedule.

         99   Not applicable.

     B. Reports on Form 8-K

     On May 11, 1998, the Company filed with the Commission a Current Report on Form 8-K regarding (i) the sale by the Company of $75.0 million aggregate principal amount of its 9% Senior Debentures due May 1, 2008; (ii) the concurrent sale (a) by the Company and certain stockholders of the Company of an aggregate of 1,800,000 shares of Common Stock of the Company (of which 567,310 shares were sold by the Company and 1,232,690 shares were sold by the selling stockholders) and (b) by Finlay Jewelry of $150.0 million aggregate principal amount of its 8-3/8% Senior Notes due May 1, 2008; (iii) the amendment of the Revolving Credit Agreement to increase the line of credit thereunder from $225.0 million to $275.0 million and to make certain other changes; and (iv) the amendment of the Gold Consignment Agreement to renew the agreement through December 31, 2001, to allow Finlay Jewelry to obtain up to the lesser of (x) 85,000 fine troy ounces or (y) $32.0 million worth of gold, and to make certain other modifications.

                                   SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: September 11, 1998             FINLAY ENTERPRISES, INC.

                                     By: /s/ Barry D. Scheckner
                                         --------------------------------------
                                         Barry D. Scheckner, Senior Vice
                                         President and Chief Financial Officer
                                         (As both a duly authorized officer of
                                         Registrant and as principal financial
                                         officer of Registrant)