Form 10-Q
period 1998-10-31
FINLAY ENTERPRISES INC /DE
filed 1998-12-15
CIK 878731

--------------------------------------------------------------------------------




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

        X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended October 31, 1998

                                       or

        __  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period from _________ to __________

                                  Commission File Number: 0-25716



                            FINLAY ENTERPRISES, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                        13-3492802
--------------------------------                       -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)



      529 Fifth Avenue, New York, NY                             10017
 ----------------------------------------                     ----------
 (Address of principal executive offices)                     (zip code)

                                 (212) 808-2800
                 ----------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes   X                      No ____

As of December 11, 1998, there were 10,402,653 shares of common stock, par value $.01 per share, of the Registrant outstanding.

                             FINLAY ENTERPRISES, INC

                                    FORM 10-Q

                     QUARTERLY PERIOD ENDED OCTOBER 31, 1998

                                      INDEX


                                                                         PAGE(S)

PART I - FINANCIAL INFORMATION

 Item 1. Consolidated Financial Statements (Unaudited)

         Consolidated Statements of Operations for the thirteen weeks and thirty-nine weeks ended November 1, 1997 and October 31, 1998........1

         Consolidated Balance Sheets as of January 31, 1998 and
         October 31, 1998.....................................................3

         Consolidated Statements of Changes in Stockholders' Equity for
         the year ended January 31, 1998 and thirty-nine weeks ended
         October 31, 1998.....................................................4

         Consolidated Statements of Cash Flows for the thirteen weeks and thirty-nine weeks ended November 1, 1997 and October 31, 1998........5

         Notes to Consolidated Financial Statements...........................7

 Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations.......................13

PART II - OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K....................................21

SIGNATURES...................................................................22

PART 1 - FINANCIAL INFORMATION
  Item 1. Consolidated Financial Statements



                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)


                                                                     Thirteen Weeks Ended
                                                                 -----------------------------
                                                                 November 1,       October 31,
                                                                    1997              1998
                                                                 ------------      -----------

Sales.......................................................     $   148,770       $  165,894
Cost of sales...............................................          71,663           81,207
                                                                 ------------      -----------
   Gross margin.............................................          77,107           84,687
Selling, general and administrative expenses................          70,086           78,927
Depreciation and amortization...............................           3,022            3,916
                                                                 ------------      -----------
   Income (loss) from operations............................           3,999            1,844
Interest expense, net.......................................           9,149            8,153
                                                                 ------------      -----------
   Income (loss) before income taxes........................          (5,150)          (6,309)
Provision (credit) for income taxes.........................          (1,900)          (2,458)
                                                                 ------------      -----------
   Net income (loss)........................................     $    (3,250)      $   (3,851)
                                                                 ============      ===========
Net income (loss) per share applicable to common shares:
   Basic net income (loss) per share........................     $     (0.42)      $   (0.37)
                                                                 ============      ===========
   Diluted net income (loss) per share......................     $     (0.42)      $   (0.37)
                                                                 ============      ===========
Weighted average shares and share equivalents outstanding...       7,806,614       10,402,653
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

                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)


                                                                   Thirty-Nine Weeks Ended
                                                                 -----------------------------
                                                                 November 1,       October 31,
                                                                    1997              1998
                                                                 ------------      -----------

Sales.......................................................     $   431,422       $  504,252
Cost of sales...............................................         209,497          246,620
                                                                 ------------      -----------
   Gross margin.............................................         221,925          257,632
Selling, general and administrative expenses................         201,677          235,874
Depreciation and amortization...............................           8,714           11,617
                                                                 ------------      -----------
   Income (loss) from operations............................          11,534           10,141
Interest expense, net.......................................          25,297           25,183
Nonrecurring interest associated with refinancing...........           -                  655
                                                                 ------------      -----------
   Income (loss) before income taxes and extraordinary charges       (13,763)         (15,697)
Provision (credit) for income taxes.........................          (4,909)          (5,927)
                                                                 ------------      -----------
   Income (loss) before extraordinary charges...............          (8,854)          (9,770)
Extraordinary charges from early extinguishment of debt,
     net of income tax benefit of $4,765....................           -                7,415
                                                                 ------------      -----------
   Net income (loss)........................................     $    (8,854)      $  (17,185)
                                                                 ============      ===========

Net income (loss) per share applicable to common shares:
   Basic net income (loss) per share:
      Before extraordinary charges..........................     $     (1.18)      $    (0.96)
                                                                 ============      ===========
      Extraordinary charges from early extinguishment of debt    $      -          $    (0.73)
                                                                 ============      ===========
      Net income (loss).....................................     $     (1.18)      $    (1.69)
                                                                 ============      ===========
   Diluted net income (loss) per share:
      Before extraordinary charges..........................     $     (1.16)      $    (0.96)
                                                                 ============      ===========
      Extraordinary charges from early extinguishment of debt    $      -          $    (0.73)
                                                                 ============      ===========
      Net income (loss).....................................     $     (1.16)       $   (1.69)
                                                                 ============      ===========
Weighted average shares and share equivalents outstanding...       7,601,036       10,171,712
                                                                 ============      ===========








     The accompanying notes are an integral part of these consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                  (unaudited)
                                                                    January 31,    October 31,
                                                                       1998           1998
                                                                    -----------    -----------
                               ASSETS
Current assets
  Cash and cash equivalents......................................   $  13,588      $   3,434
  Accounts receivable - department stores........................      20,772         36,750
  Other receivables..............................................       6,862         34,513
  Merchandise inventories........................................     279,766        325,756
  Prepaid expenses and other.....................................       1,781          4,919
                                                                    -----------    -----------
    Total current assets.........................................     322,769        405,372
                                                                    -----------    -----------
Fixed assets
  Equipment, fixtures and leasehold improvements.................      95,257        106,869
  Less - accumulated depreciation and amortization...............      28,249         36,399
                                                                    -----------    -----------
    Fixed assets, net............................................      67,008         70,470
                                                                    -----------    -----------
Deferred charges and other assets................................      14,188         14,872
Goodwill.........................................................     104,271        101,451
                                                                    -----------    -----------
    Total assets.................................................   $ 508,236      $ 592,165
                                                                    ===========    ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Notes payable..................................................   $    -        $   150,122
  Accounts payable - trade.......................................      160,434         87,207
  Accrued liabilities:
    Accrued salaries and benefits................................       12,694         11,761
    Accrued miscellaneous taxes..................................        5,014          4,584
    Accrued insurance............................................          215            993
    Accrued interest.............................................        3,902         10,520
    Accrued management transition and consulting.................        1,092            742
    Other........................................................       15,558         15,526
  Income taxes payable...........................................       14,246          -
  Deferred income taxes..........................................        1,219          1,702
                                                                    -----------    -----------
    Total current liabilities....................................      214,374        283,157
Long-term debt...................................................      221,026        225,000
Other non-current liabilities....................................          497          9,073
                                                                    -----------    -----------
    Total liabilities............................................      435,897        517,230
                                                                    -----------    -----------
Stockholders' equity
 Common Stock, par value $.01 per share; authorized 25,000,000 shares; issued and outstanding 9,779,050 and 10,402,653
   shares, respectively..........................................           98            104
 Additional paid-in capital .....................................       86,135        101,442
 Distributions to investor group in excess of carryover basis....      (24,390)       (24,390)
 Note receivable from stock sale.................................       (1,001)         -
 Retained earnings (deficit).....................................       18,340          1,155
 Foreign currency translation adjustment.........................       (6,843)        (3,376)
                                                                    -----------    -----------
    Total stockholders' equity...................................       72,339         74,935
                                                                    -----------    -----------
    Total liabilities and stockholders' equity...................   $  508,236      $ 592,165
                                                                    ===========    ===========


     The accompanying notes are an integral part of these consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (in thousands, except share data)



                                                               Distributions
                                                                    to
                               Common Stock                    investor group      Note                     Foreign
                           -------------------   Additional         in          Receivable    Retained     Currency        Total
                             Number               Paid-in        excess of         from       Earnings   Translation   Stockholders'
                            of shares   Amount    Capital     carryover basis   Stock Sale    (Deficit)   Adjustment      Equity
                           -----------  ------  -----------   ----------------  -----------  ----------- ------------ --------------
Balance, February 1, 1997.. 7,558,838   $  76   $   47,725    $      (24,390)   $ (1,001)    $    3,145  $   (3,050)   $   22,505
 Net income (loss).........     -           -        -                -            -             15,195       -            15,195
 Foreign currency
  translation adjustment...     -           -        -                -            -              -          (3,793)       (3,793)
 Issuance of Common Stock.. 2,196,971      22       38,102            -            -              -           -            38,124
 Exercise of stock options.    23,241       -          308            -            -              -           -               308
                           ----------   -----   -----------   ----------------  -----------  -----------  -----------  -------------
Balance, January 31, 1998.. 9,779,050      98       86,135           (24,390)     (1,001)        18,340      (6,843)       72,339
 Net income (loss).........     -           -        -                -            -            (17,185)      -           (17,185)
 Foreign currency
  translation adjustment...     -           -        -                -            -              -           3,467         3,467
 Issuance of Common Stock..   567,310       6       13,753            -            -              -           -            13,759
 Note receivable repayment      -           -        -                -            1,001          -           -             1,001
 Exercise of stock options.    56,293       -        1,554            -            -              -           -             1,554
                           ----------   -----   -----------   ----------------  -----------  -----------  -----------  -------------
Balance, October 31, 1998
 (unaudited).............. 10,402,653   $ 104   $  101,442    $      (24,390)   $  -         $    1,155   $  (3,376)   $   74,935
                           ==========   =====   ===========   ================  ===========  ===========  ===========  =============











     The accompanying notes are an integral part of these consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                                       Thirteen Weeks Ended
                                                                     -------------------------
                                                                     November 1,   October 31,
                                                                       1997           1998
                                                                     -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)................................................  $   (3,250)   $   (3,851)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization....................................       3,336         4,216
  Imputed interest on debentures...................................       2,385          -
  Other, net.......................................................        (510)         (398)
  Changes in operating assets and liabilities, net of effects from purchase of Diamond Park assets (Note 6):
    Increase in accounts and other receivables.....................      (6,313)      (12,742)
    Increase in merchandise inventories............................     (44,811)      (16,478)
    Increase in prepaid expenses and other.........................         (49)       (1,203)
    Increase in accounts payable and accrued liabilities...........      26,574        16,125
                                                                      ----------   -----------
       NET CASH USED IN OPERATING ACTIVITIES.......................     (22,638)      (14,331)
                                                                      ----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and leasehold improvements......      (6,829)       (4,483)
  Payment for purchase of Diamond Park assets......................     (57,642)        -
  Deferred charges and other, net..................................         (90)       (3,088)
                                                                      ----------   -----------
       NET CASH USED IN INVESTING ACTIVITIES.......................     (64,561)       (7,571)
                                                                      ----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility..........................     162,478       139,894
  Principal payments on revolving credit facility..................    (103,804)     (118,467)
  Capitalized financing costs......................................      (1,954)          (36)
  Net proceeds from public offering of Common Stock................      38,124         -
  Other, net.......................................................          (1)          775
                                                                      ----------   -----------
       NET CASH PROVIDED FROM FINANCING ACTIVITIES.................      94,843        22,166
                                                                      ----------   -----------
       EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................         237           280
                                                                      ----------   -----------
       INCREASE IN CASH AND CASH EQUIVALENTS.......................       7,881           544
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.....................       3,453         2,890
                                                                      ----------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD...........................   $  11,334    $    3,434
                                                                      ==========   ===========
Supplemental disclosure of cash flow information:
  Interest paid....................................................   $   2,462    $    2,989
  Income taxes paid................................................       1,136          (811)



     The accompanying notes are an integral part of these consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                     Thirty-Nine Weeks Ended
                                                                     -------------------------
                                                                     November 1,   October 31,
                                                                        1997          1998
                                                                     -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)................................................  $   (8,854)   $  (17,185)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization....................................       9,651        12,575
  Imputed interest on debentures...................................       7,019         2,527
  Write-off of deferred financing costs and debt discount..........       -             3,900
  Redemption premiums..............................................       -             7,102
  Other extraordinary charges from early extinguishment of debt....       -             1,178
  Other, net.......................................................      (1,461)          (83)
  Changes in operating assets and liabilities, net of effects from purchase of Diamond Park assets (Note 6):
    Increase in accounts and other receivables.....................     (24,580)      (43,130)
    Increase in merchandise inventories............................     (46,957)      (43,302)
    Increase in prepaid expenses and other.........................        (724)       (3,079)
    Decrease in accounts payable and accrued liabilities...........     (75,079)      (67,982)
                                                                     -----------   -----------
       NET CASH USED IN OPERATING ACTIVITIES.......................    (140,985)     (147,479)
                                                                     -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and leasehold improvements......     (15,306)      (11,661)
  Payment for purchase of Diamond Park assets......................     (57,642)        -
  Deferred charges and other, net..................................      (1,808)       (3,830)
                                                                     -----------   -----------
       NET CASH USED IN INVESTING ACTIVITIES.......................     (74,756)      (15,491)
                                                                     -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility..........................     459,587       643,436
  Principal payments on revolving credit facility..................    (289,391)     (493,314)
  Prepayment of notes..............................................       -          (135,000)
  Prepayment of debentures.........................................       -           (89,293)
  Payment of redemption premiums...................................       -            (7,102)
  Net proceeds from public offering of Common Stock................      38,124        13,759
  Proceeds from senior note offering...............................       -           150,000
  Proceeds from senior debenture offering..........................       -            75,000
  Proceeds from repayment of note receivable.......................       -             1,001
  Capitalized financing costs......................................      (1,954)       (6,180)
  Other, net.......................................................         125           378
                                                                     -----------   -----------
       NET CASH PROVIDED FROM FINANCING ACTIVITIES.................     206,491       152,685
                                                                     -----------   -----------
       EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................        (262)          131
                                                                     -----------   -----------
       DECREASE IN CASH AND CASH EQUIVALENTS.......................      (9,512)      (10,154)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.....................      20,846        13,588
                                                                     -----------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD...........................  $   11,334    $    3,434
                                                                     ===========   ===========
Supplemental disclosure of cash flow information:
  Interest paid....................................................  $   13,010    $   15,735
  Income taxes paid................................................       9,149           300

     The accompanying notes are an integral part of these consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Finlay Enterprises, Inc. (the "Company" or the "Registrant"), and its wholly owned subsidiary, Finlay Fine Jewelry Corporation and its wholly owned subsidiaries ("Finlay Jewelry"), have been prepared in accordance with generally accepted accounting principles for interim financial information. References to "Finlay" mean collectively, the Company and Finlay Jewelry. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of October 31, 1998, and the results of operations and cash flows for the thirteen weeks and thirty-nine weeks ended November 1, 1997 and October 31, 1998. Due to the seasonal nature of the business, results for interim periods are not indicative of annual results. The unaudited consolidated financial statements have been prepared on a basis consistent with that of the audited consolidated financial statements as of January 31, 1998 referred to below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission").

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

     Net income (loss) per share has been computed in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which was adopted by the Company at the end of 1997. Basic and diluted net income (loss) per share were calculated using the weighted average number of shares outstanding during each period, with options to purchase Common Stock included in diluted net income (loss) per share, using the treasury stock method, to the extent that such options were dilutive. The per share amounts for the prior period presented have been restated to reflect the adoption of SFAS No. 128. The following is an analysis of the differences between basic and diluted net income (loss) per share:

                                                Thirteen Weeks Ended                          Thirty-Nine Weeks Ended
                                    -------------------------------------------    ------------------------------------------------
                                      November 1, 1997       October 31, 1998         November 1, 1997        October 31, 1998
                                    --------------------  ---------------------    ----------------------   -----------------------
Weighted average shares
 outstanding............             7,720,663  $ (0.42)   10,402,653  $ (0.37)     7,521,391   $ (1.18)     10,171,712  $  (1.69)
Dilutive stock options                  85,951     -         -            -            79,645     0.02        -              -
                                    ----------- --------  ------------ --------    -----------  ---------   ------------ ----------
Weighted average shares
 and share equivalents..             7,806,614  $ (0.42)   10,402,653  $ (0.37)     7,601,036   $ (1.16)     10,171,712  $ (1.69)
                                    =========== ========  ============ ========    ===========  =========   ============ ==========


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

Comprehensive income (loss) is as follows (in thousands):

                                                     Thirteen Weeks Ended         Thirty-Nine Weeks Ended
                                                 ----------------------------    --------------------------
                                                 November 1,      October 31,     November 1,   October 31,
                                                    1997             1998            1997          1998
                                                 ------------    ------------    -----------    -----------
Net income (loss).............................   $   (3,250)     $   (3,851)     $   (8,854)    $  (17,185)
Foreign currency translation adjustment, net..        1,718           1,850          (1,015)         2,063
                                                 ------------    ------------    -----------    -----------
Comprehensive income (loss)...................   $   (1,532)     $   (2,001)     $   (9,869)    $  (15,122)
                                                 ============    ============    ===========    ===========

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that all derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings. At October 31, 1998, the Company did not have any open positions in futures contracts for gold or other outstanding derivative instruments. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and is not expected to have a material impact on the Company's financial position or results of operations.

NOTE 2 - DESCRIPTION OF BUSINESS

     The Company conducts business through its wholly owned subsidiary, Finlay Jewelry. Finlay is a retailer of fine jewelry products and primarily operates leased fine jewelry department stores throughout the United States and France. Over the past three fiscal years, the fourth quarter accounted for an average of 42% of Finlay's sales due to the seasonality of the retail industry. Approximately 72% of Finlay's domestic sales in 1997 were from operations in May Department Stores ("May") and departments operated in store groups owned by Federated Departments Stores, of which 49% represents Finlay's domestic sales in May.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - MERCHANDISE INVENTORIES

    Merchandise inventories consisted of the following:

                                                                                 (unaudited)
                                                                 January 31,     October 31,
                                                                    1998            1998
                                                                 -----------    ------------
                                                                        (in thousands)
  Jewelry goods - rings, watches and other fine jewelry
     (specific identification basis).......................      $  286,289     $   331,756
  Less:  Excess of specific identification cost over LIFO
      inventory value......................................           6,523           6,000
                                                                 -----------    ------------
                                                                 $  279,766     $   325,756
                                                                 ===========    ============

     The LIFO method had the effect of decreasing the loss before income taxes for the thirteen weeks ended November 1, 1997 and October 31, 1998 by $655,000 and $177,000, respectively. The effect of applying the LIFO method for the thirty-nine weeks ended November 1, 1997 and October 31, 1998 was to decrease the loss before income taxes by $655,000 and $523,000, respectively. Finlay determines its LIFO inventory value by utilizing selected producer price indices published for jewelry and watches by the Bureau of Labor Statistics.

     Approximately $219,822,000 and $315,730,000 at January 31, 1998 and October 31, 1998, respectively, of merchandise received on consignment has been excluded from Merchandise inventories and Accounts payable-trade in the accompanying Consolidated Balance Sheets.

     Finlay Jewelry is party to a gold consignment agreement (the "Gold Consignment Agreement"), which expires on December 31, 2001. The Gold Consignment Agreement enables Finlay Jewelry to receive merchandise by providing gold, or otherwise making payment, to certain vendors who supply Finlay with merchandise on consignment . While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to the gold consignor. Finlay Jewelry can obtain, pursuant to the Gold Consignment Agreement, up to the lesser of (i) 85,000 fine troy ounces or (ii) $32,000,000 worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At October 31, 1998, amounts outstanding under the Gold Consignment Agreement totaled 64,313 fine troy ounces, valued at approximately $18.8 million. For financial statement purposes, the consigned gold is not included in Merchandise inventories on the Company's Consolidated Balance Sheets and, therefore, no related liability has been recorded.

     The cost to Finlay of gold merchandise sold on consignment in some cases is not fixed until the sale is reported to the vendor or to the gold consignor in the case of merchandise sold pursuant to the Gold Consignment Agreement. Finlay at times enters into futures contracts, such as options or forwards, based upon the anticipated sales of gold product, to hedge against the risk arising from those payment arrangements. Changes in the market value of futures contracts are accounted for as an addition to or reduction from the inventory cost. At November 1, 1997, the gain/loss on open futures contracts was not material. The Company did not have any open positions in futures contracts for gold at January 31, 1998 or October 31, 1998.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LEASE AGREEMENTS

     Finlay conducts substantially all of its operations as leased departments in department stores. All of these leases, as well as rentals for office space and equipment, are accounted for as operating leases. The department operating leases expire on various dates through 2003 and the office space and equipment operating leases expire on various dates through 2008. All references herein to leased departments refer to departments operated pursuant to license agreements or other arrangements with host department stores.

     Substantially all of the department store leases provide that the title to certain fixed assets of Finlay transfers upon termination of the leases, and that Finlay will receive the undepreciated value of such fixed assets from the host store in the event such transfers occur, although the depreciation schedule provided for in the lease may differ from that used for financial reporting purposes. The values of such fixed assets are recorded at the inception of the lease arrangement and are reflected in the accompanying Consolidated Balance Sheets.

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

     The store leases provide for the payment of fees based on sales, plus, in some instances, installment payments for fixed assets. Lease expense, included in Selling, general and administrative expenses, is as follows (unaudited):

                                       Thirteen Weeks Ended         Thirty-Nine Weeks Ended
                                     --------------------------    ---------------------------
                                     November 1,    October 31,     November 1,    October 31,
                                        1997           1998            1997           1998
                                     -----------    -----------    ------------    -----------
  Minimum fees...................    $    1,935     $    5,911     $     5,745     $   15,567
  Contingent fees................        22,201         21,248          63,906         66,499
                                     -----------    -----------    ------------    -----------
    Total........................    $   24,136     $   27,159     $    69,651     $   82,066
                                     ===========    ===========    ============    ===========

NOTE 5 - STOCKHOLDERS' EQUITY

     On March 5, 1997, an executive officer of the Company received options under the Company's Long Term Incentive Plan (the "1993 Plan") to purchase an aggregate of 139,719 shares of Common Stock at an exercise price of $14.00 per share. Such options vest and become exercisable on January 2, 2001.

     On March 6, 1997, the Board of Directors of the Company adopted the 1997 Long Term Incentive Plan (the "1997 Plan"), which was approved by the Company's stockholders in June 1997. The 1997 Plan, which is similar to the 1993 Plan, is intended as a successor to the 1993 Plan and provides for the grant of the same types of awards as are currently available under the 1993 Plan. The Board of Directors adopted an amendment to the 1997 Plan, which was approved by the Company's stockholders in June 1998, pursuant to which options available for issuance under the 1997 Plan were increased to 850,000. Of the 850,000 shares of the Company's Common Stock that have been reserved for issuance pursuant to the 1997 Plan, a total of 481,915 shares, as of October 31, 1998, are subject to options granted to certain senior management, key employees and directors. The exercise prices of such options range from $13.875 per share to $24.313 per share.

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

     On December 1, 1998, the Compensation Committee of the Board of Directors of the Company approved the repricing of 292,103 of the Company's outstanding stock options at an exercise price of $8.25, which excludes stock options previously granted to certain senior executives and members of the Board of Directors. Shares acquired upon the excercise of such repriced options may not be sold for a period of one year. On December 1, 1998, 60,000 stock options were granted to three senior executives at an exercise price of $8.25. Such options vest over a period of three years, in the second and third years.

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

     On May 1, 1998, the Company prepaid all of the $39.0 million of accreted interest on the Company's 12% Senior Discount Debentures due 2005 (the "Old Debentures") as of such date, in accordance with the indenture relating to the Debentures (the 'Old Debenture Indenture"). The Company exercised its option to prepay all such accreted interest to reduce outstanding indebtedness and to take advantage of the resulting tax benefits relating to the deductibility of such prepayment in 1998.

     On May 26, 1998, the net proceeds to the Company from the Equity Offering, the sale of the Senior Debentures, the Note Receivable Repayment and the repayment of approximately $1.0 million of an intercompany liability by Finlay Jewelry (the "Intercompany Repayment") were used to redeem the Company's Old Debentures, including associated premiums. Also, on May 26, 1998, Finlay Jewelry used the net proceeds from the sale of the Senior Notes to redeem Finlay Jewelry's 10-5/8% Senior Notes due 2003 (the "Old Notes"), including associated premiums, and to make the Intercompany Repayment. The above transactions, excluding the Equity Offering, are referred to herein as the "Refinancing". The Company recorded, in the second quarter, a pre-tax extraordinary charge of approximately $12.2 million, including $7.1 million for redemption premiums and approximately $3.9 million to write off deferred

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - OTHER TRANSACTIONS (continued)

financing costs and debt discount associated with the Old Debentures and the Old Notes. As a result of certain call requirements associated with the Old Debentures and the Old Notes, the debt could not be repaid until May 26, 1998. Thus, for twenty-five days in the second quarter, Finlay was required to maintain as outstanding both the new debt issued on April 24, 1998 as well as the old debt retired on May 26, 1998. The net effect of carrying the new and old debt, offset by reduced interest expense on the Company's revolving credit facility and interest income on excess cash balances, was an increase to interest expense of $0.7 million.

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

NOTE 7 - UNAUDITED PRO FORMA FINANCIAL INFORMATION

     The following table presents the calculation of pro forma earnings per share data for the thirty-nine weeks ended October 31, 1998. The pro forma consolidated financial information excludes the extraordinary charge of $12.2 million, on a pre-tax basis, including $7.1 million for redemption premiums and approximately $3.9 million to write off deferred financing and debt discount costs associated with the Old Debentures and the Old Notes. The income tax benefit on the extraordinary charges totaled $4.8 million. In addition, the pro forma consolidated financial information excludes the nonrecurring interest associated with refinancing of $ 0.7 million, on a pre-tax basis, as a result of certain call requirements on the debt retired.

In thousands, except share and
per share amounts

                                                                  Thirty-Nine
                                                                  Weeks Ended
                                                                   October 31,
                                                                      1998
                                                                  ------------
Net income (loss) per Consolidated Statements of Operations..     $   (17,185)
Add:  Extraordinary charges from early extinguishment of
      debt, net of income tax benefit........................           7,415
Add:  Nonrecurring interest associated with refinancing,
      net of income tax benefit..............................             400
                                                                  -------------
Pro Forma net income (loss)..................................     $     (9,370)
                                                                  =============

Pro Forma net income (loss) per share applicable to
   common shares:
   Basic net income (loss) per share.........................     $      (0.92)
                                                                  =============
   Diluted net income (loss) per share.......................     $      (0.92)
                                                                  =============
Weighted average shares and share equivalents outstanding....       10,171,712
                                                                  =============

PART I - FINANCIAL INFORMATION
  Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations

Results of Operations

     The following table sets forth operating results as a percentage of sales for the periods indicated:

Statements of Operations Data
(unaudited)

                                                        Thirteen Weeks Ended        Thirty-Nine Weeks Ended
                                                      -------------------------    -------------------------
                                                      November 1,   October 31,    November 1,   October 31,
                                                         1997           1998          1997          1998
                                                      -----------   -----------    -----------   -----------
Sales............................................        100.0%        100.0%         100.0%       100.0%
Cost of sales....................................         48.2          49.0           48.6         48.9
                                                      -----------   -----------    -----------   -----------
   Gross margin..................................         51.8          51.0           51.4         51.1
Selling, general and administrative expenses.....         47.1          47.6           46.7         46.8
Depreciation and amortization....................          2.0           2.3            2.0          2.3
                                                      -----------   -----------    -----------   -----------
   Income (loss) from operations.................          2.7           1.1            2.7          2.0
Interest expense, net............................          6.2           4.9            5.9          5.0
Nonrecurring interest associated with refinancing          -              -             -            0.1
                                                      -----------   -----------    -----------   -----------
   Income (loss) before income taxes and
     extraordinary charges.......................         (3.5)         (3.8)          (3.2)        (3.1)
Provision (credit) for income taxes..............         (1.3)         (1.5)          (1.1)        (1.2)
                                                      -----------   -----------    -----------   -----------
   Income (loss) before extraordinary charges....         (2.2)         (2.3)          (2.1)        (1.9)
Extraordinary charges from early extinguishment
     of debt, net of income tax benefit..........          -              -             -            1.5
                                                      -----------   -----------    -----------   -----------
   Net income (loss).............................         (2.2)%        (2.3)%         (2.1)%       (3.4)%
                                                      ===========   ===========    ===========   ===========

Thirteen Weeks Ended October 31, 1998 Compared with Thirteen Weeks Ended November 1, 1997

     Sales. Sales for the thirteen weeks ended October 31, 1998 increased $17.1 million, or 11.5%, over the comparable period in 1997. Consolidated comparable department sales (departments open for the same months during comparable periods) increased 0.9% and domestic comparable department sales increased 1.8%. During the third quarter of 1998, Sonab, the Company's French subsidiary, continued to experience lower sales trends due to the transition from a promotional pricing strategy to an everyday low price strategy. This change was made as a result of Sonab reassessing its pricing policy following certain local French court decisions and the adverse impact of such change is expected to continue at least until mid-1999. Sales from the operation of net new departments (departments not included in comparable department sales) contributed $15.8 million, which included $14.4 million from the former Diamond Park departments. During the thirteen weeks ended October 31, 1998, Finlay opened nine departments and closed eight departments. The openings and closings were all within existing store groups. As a result of Dillard's purchase of Mercantile Stores in August 1998 and the subsequent sale of 31 of these stores to other Finlay host department stores, department openings in such stores are considered to be replacement stores and are excluded from the openings and closings above.

     Gross margin. Gross margin for the period increased by $7.6 million, primarily as a result of the sales increase. As a percentage of sales, gross margin decreased by 0.8%, which is primarily attributed to (i) a $0.5 million lower LIFO benefit in the 1998 period versus the 1997 period, (ii) lower gross margins experienced by the former Diamond Park departments, particularly as the merchandise acquired as part of the Diamond Park Acquisition continues to be sold and (iii) management's efforts to increase market penetration and market share through its competitive pricing strategy.

     Selling, general and administrative expenses. Selling, general and administrative expenses ("SG&A") increased $8.8 million, or 12.6%, due primarily to payroll expense and lease fees associated with the increase in the Company's sales. In addition, the favorable leveraging of SG&A that the Company has experienced in past quarters has been adversely impacted by the slowdown of sales, particularly in Europe, and expenses relating to the Company's Year 2000 remediation project, which totaled approximately $0.9 million. As a result of these factors, SG&A as a percentage of sales increased by 0.5%.

     Depreciation and amortization. Depreciation and amortization increased by $0.9 million, reflecting an increase in capital expenditures for the most recent twelve months, depreciation on Finlay's new central distribution facility and amortization related to the Diamond Park Acquisition, offset by the effect of certain assets becoming fully depreciated. The increase in fixed assets was due to the addition of new departments, including the former Diamond Park departments, and the renovation of existing departments.

     Interest expense, net. Interest expense decreased by $1.0 million reflecting a lower weighted average interest rate (8.1% for the 1998 period compared to 9.8% for the comparable period in 1997) relating to the lower interest rates on the Senior Debentures and the Senior Notes as compared to the Old Debentures and the Old Notes offset by an increase in average borrowings ($375.0 million for the period in 1998 compared to $355.8 million for the comparable period in 1997). The increase in average borrowings is primarily a result of additional indebtedness outstanding under the Revolving Credit Agreement.

     Provision (credit) for income taxes. The income tax provision for the 1998 and 1997 periods reflects effective tax rates of 40.5% and 41.5%, respectively.

     Net income (loss). The net loss of $3.9 million for the 1998 period was $0.6 million higher than the net loss of $3.3 million for the comparable period as a result of the factors discussed above.

Thirty-Nine Weeks Ended October 31, 1998 Compared with Thirty-Nine Weeks Ended November 1, 1997

     Sales. Sales for the thirty-nine weeks ended October 31, 1998 increased $72.8 million, or 16.9%, over the comparable period in 1997. Consolidated comparable department sales increased 2.3% and domestic comparable department sales increased 3.4%. Management attributes this increase in comparable department sales to the following Company initiatives: (i) emphasizing its "Key Item" and "Best Value" merchandising programs, which provide a targeted assortment of items at competitive prices; (ii) increasing focus on holiday and event-driven promotions as well as host store marketing programs; (iii) positioning the Company's departments as a "destination location" for fine jewelry, and (iv) continuing project PRISM (Promptly Reduce Inefficiencies and Sales Multiply), a program designed to allow Finlay's sales associates more time for customer sales and service. During the third quarter of 1998, Sonab continued to experience lower sales trends due to the transition from a promotional pricing strategy to an everyday low price strategy. This change was made as a result of Sonab reassessing its pricing policy following certain local French court decisions and the adverse impact of such change is expected to continue at least until mid-1999. Sales from the operation of net new departments contributed $62.9 million, which included $60.4 million from the former Diamond Park departments. During the thirty-nine weeks ended October 31, 1998, Finlay opened 31 departments and closed 35 departments. The openings were all within existing store groups, with the exception of two departments opened in new store groups in the United Kingdom. The closings included all five departments in Dillard's and all seven departments in Debenhams, with the remaining 23 departments closed within existing store groups. As a result of Dillard's purchase of Mercantile Stores in August 1998 and the subsequent sale of 31 of these stores to other Finlay host department stores, department openings in such stores are considered to be replacement stores and are excluded from the openings and closings above.

     Gross margin. Gross margin for the period increased by $35.7 million, primarily as a result of the sales increase. As a percentage of sales, gross margin decreased by 0.3%, which is primarily attributed to (i) lower gross margins experienced by the former Diamond Park departments, particularly as the merchandise acquired as part of the Diamond Park Acquisition continues to be sold and (ii) management's efforts to increase market penetration and market share through its "Key Item" and "Best Value" programs, which produce higher sales volume and a slightly lower gross margin, on average, than other merchandise.

     Selling, general and administrative expenses. SG&A increased $34.2 million, or 17.0%, due primarily to payroll expense and lease fees associated with the increase in the Company's sales. In addition, the Company experienced higher than anticipated expenses relating to the central distribution facility, increased medical expenses associated with the implementation of a new medical benefit plan and expenses relating to the Company's Year 2000 remediation project, which totaled approximately $0.9 million, offset by lower advertising expenditures as a percentage of sales. As a result of these factors, SG&A as a percentage of sales increased by 0.1%.

     Depreciation and amortization. Depreciation and amortization increased by $2.9 million, reflecting an increase in capital expenditures for the most recent twelve months, depreciation on Finlay's new central distribution facility and amortization related to the Diamond Park Acquisition, offset by the effect of certain assets becoming fully depreciated. The increase in fixed assets was due to the addition of new departments, including the former Diamond Park departments and the renovation of existing departments.

     Interest expense, net. Interest expense decreased by $0.1 million reflecting a lower weighted average interest rate (8.8% for the 1998 period compared to 10.0% for the comparable period in 1997) relating to the lower interest rates on the Senior Debentures and the Senior Notes as compared to the Old Debentures and the Old Notes offset by an increase in average borrowings ($360.7 million for the period in 1998 compared to $325.9 million for the comparable period in 1997). The increase in average borrowings is a result of an increase in the outstanding balance of the Old Debentures due to the accretion of interest and additional indebtedness outstanding under the Revolving Credit Agreement (adjusted to exclude the timing impact of the call requirements on the Old Debentures and the Old Notes, discussed below).

     Nonrecurring interest associated with refinancing. As a result of certain call requirements associated with the Old Debentures and the Old Notes, the debt could not be repaid until May 26, 1998. Thus, for twenty-five days in the second quarter, Finlay was required to maintain as outstanding both the new debt issued on April 24, 1998 as well as the old debt retired on May 26, 1998. The net effect of carrying the new and old debt, offset by reduced interest expense on the Company's revolving credit facility and interest income on excess cash balances, was an increase to interest expense of $0.7 million, on a pre-tax basis.

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

     Net income (loss). The net loss of $17.2 million for the 1998 period was $8.3 million higher than the net loss of $8.9 million for the comparable period as a result of the factors discussed above.

Liquidity and Capital Resources

     Finlay's primary capital requirements are for funding working capital for new departments and for working capital growth of existing departments and, to a lesser extent, capital expenditures for opening new departments and renovating existing departments and information technology investments. For the thirty-nine weeks ended November 1, 1997 and October 31, 1998, capital expenditures totaled $15.3 million and $11.7 million, respectively. For 1997, capital expenditures totaled $19.3 million, which included construction costs related to the Company's central distribution facility, and in 1996 totaled $17.5 million. Total capital expenditures for 1998 are estimated to be approximately $15.0 million. Although capital expenditures are limited by the terms of the Revolving Credit Agreement, to date this limitation has not precluded the Company from satisfying its capital expenditure requirements.

     Finlay's operations substantially preclude customer receivables and in recent years, on average, approximately 50% of Finlay's domestic merchandise has been carried on consignment. Accordingly, management believes that relatively modest levels of working capital are required in comparison to many other retailers. The Company's working capital balance was $122.2 million at October 31, 1998, an increase of $13.8 million from January 31, 1998. The increase resulted primarily from the recording of an income tax receivable relating to the prepayment of accreted interest on the Company's Old Debentures, the net proceeds to the Company from the Equity Offering and the sale of the Senior Debentures and the Senior Notes, partially offset by the use of such proceeds to prepay the Old Debentures and the Old Notes, the impact of the interim net loss exclusive of depreciation and amortization and capital expenditures. Based on the seasonal nature of Finlay's business, working capital requirements and therefore borrowings under the Revolving Credit Agreement can be expected to increase on an interim basis during the first three quarters of any given fiscal year. See "-Seasonality".

     The seasonality of Finlay's business causes working capital requirements to reach their highest level in the months of October, November and December in anticipation of the year-end holiday season. Accordingly, Finlay experiences seasonal cash needs as inventory levels peak. The Revolving Credit Agreement provides Finlay with a line of credit of up to $275.0 million to finance seasonal cash and other working capital needs. Amounts outstanding under the Revolving Credit Agreement presently bear interest at a rate equal to, at Finlay's option, (i) the Index Rate (as defined in the Revolving Credit Agreement) plus 0.5% or (ii) adjusted LIBOR plus 1.5%. Commencing in late December 1998, amounts outstanding under the Revolving Credit Agreement will bear interest at a rate equal to, at Finlay's option,

(i) the Index Rate plus a margin ranging from zero to 1.0% or (ii) adjusted LIBOR plus a margin ranging from 1.0% to 2.0%, in each case depending on the financial performance of the Company.

     In each year, Finlay is required to reduce the outstanding revolving credit balance and letter of credit balance under the Revolving Credit Agreement to $50.0 million or less and $20.0 million or less, respectively, for a 30 consecutive day period (the "Balance Reduction Requirement"). The indentures relating to the Senior Debentures and the Senior Notes do not have a balance reduction requirement. Borrowings under the Revolving Credit Agreement at October 31, 1998 were $150.1 million, compared to a zero balance at January 31, 1998 and $170.2 million at November 1, 1997. The average amounts outstanding under the Revolving Credit Agreement were $110.2 million and $131.4 million (adjusted for the impact of the temporary paydown of the revolving credit facility due to certain call requirements associated with the Old Debentures and the Old Notes) for the thirty-nine weeks ended November 1, 1997 and October 31, 1998, respectively. The maximum amount outstanding for the thirty-nine weeks ended October 31, 1998 was $162.9 million.

     Significant additional working capital has not been required with respect to the operation of the former Diamond Park departments because Finlay purchased the inventory of those Diamond Park departments which it acquired. Inventory purchases for the former Diamond Park departments has been and will continue to be financed in part by trade payables combined with an increased utilization of consignment inventory compared to the amount of consignment merchandise on hand at the time of the Diamond Park Acquisition. As such, management believes that working capital requirements for the former Diamond Park departments have been and will continue to be reduced as compared to the amount of working capital required at the time of the Diamond Park Acquisition.

     Finlay's long-term needs for external financing will depend on its rate of growth, the level of internally generated funds and the ability to continue obtaining substantial amounts of merchandise on advantageous terms, including consignment arrangements with its vendors. For 1997, Finlay had an average balance of consignment merchandise of $216.5 million from over 200 vendors as compared to an average balance of $201.8 million in 1996. As of October 31, 1998, $315.7 million of consignment merchandise was on hand as compared to $219.8 million at January 31, 1998 and $237.7 million at November 1, 1997.

     A substantial amount of Finlay's operating cash flow has been used or will be required to pay, directly or indirectly, interest with respect to the Old Notes and amounts due under the Revolving Credit Agreement, including the payments required pursuant to the Balance Reduction Requirement and, as a result of the completion of the Equity Offering and Refinancing, the Senior Debentures and the Senior Notes. As of October 31, 1998, Finlay's outstanding borrowings were $375.1 million, which included a $75.0 million balance under the Senior Debentures, a $150.0 million balance under the Senior Notes and a $150.1 million balance under the Revolving Credit Agreement. On May 1, 1998, the Company prepaid in accordance with the Old Debenture Indenture, all of the $39.0 million of accreted interest on the Old Debentures as of such date. The Company exercised its option to prepay all such accreted interest to reduce outstanding indebtedness and to take advantage of the resulting tax benefits relating to the deductibility of such prepayment in 1998. In addition, on May 26, 1998, the
Company redeemed the outstanding principal amounts, including associated premiums, of the Old Debentures and the Old Notes. Finlay funded the prepayment and the redemptions using the proceeds from the sale of the Senior Debentures, the Equity Offering and the sale of the Senior Notes, together with other available funds. In connection with the redemption of the Old Debentures and the Old Notes, the Company recorded, in the second quarter, a pre-tax nonrecurring charge of approximately $12.2 million, including $7.1 million for redemption premiums and approximately $3.9 million to write off deferred financing and debt discount costs associated with the Old Debentures and the Old Notes.

     Finlay Jewelry is party to the Gold Consignment Agreement, which expires on December 31, 2001. The Gold Consignment Agreement enables Finlay Jewelry to receive merchandise by providing gold, or otherwise making payment, to certain vendors. Finlay Jewelry can obtain, pursuant to the Gold Consignment Agreement, up to the lesser of (i) 85,000 fine troy ounces or (ii) $32.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At October 31, 1998, amounts outstanding under the Gold Consignment Agreement totaled 64,313 fine troy ounces, valued at approximately $18.8 million. The average amount outstanding under the Gold Consignment Agreement was $14.3 million in 1997.

     "Year 2000" computer software and hardware failures of internal systems and/or third party systems could have a significant, adverse impact on all aspects of the Company's operations. The Company recognizes the need to ensure that its operations and its relationship with its host stores, vendors and other third parties will not be adversely affected. Consequently, a comprehensive plan is being executed to ensure that all systems critical to the operation of the Company are Year 2000 compliant.

     The Year 2000 plan incorporates various information technology systems, including the Company's core business systems, end user systems, non-information technology systems and significant third party systems. The plan is structured into five primary phases: identification, assessment, remediation, testing and implementation. In addition, management recognizes the importance of developing a contingency plan in the event of a Year 2000 failure, the development of which is in progress. The Company has completed the identification and assessment phases of all critical components and is in the remediation phase. The Company expects that all internal systems, including its non-information technology systems, will be Year 2000 compliant by August 1999. In addition, Finlay has communicated, and will continue to communicate, with all of its host stores, vendors and other third parties to obtain Year 2000 compliance certification. Progress reports on the Year 2000 project are presented regularly to senior management and the Company's Board of Directors.

     Finlay is using, and will continue to use, a combination of internal and external resources. The Company has estimated that the direct costs related to its Year 2000 efforts total approximately $4.0 million, of which approximately $0.9 million has been recorded in the third quarter. Finlay expects to incur the balance of these costs during 1998 and through 1999 and expects to fund such costs through operating cash flows.

     The consequences of a disruption of the Company's operations, whether caused by the Company's internal systems or those of any significant third party, could have a material adverse effect on the Company's financial position or results of operations. The likely worst case scenario may be an inability to distribute merchandise to its departments and to process its daily business for some period of time. The lost revenues, if any, resulting from a worst case scenario would depend on the time period in which the failure goes uncorrected and the difficulty to remediate such failure. There can be no assurances that Finlay will not experience significant cost overruns or delays in addressing this issue.

     The Company is in the process of implementing several information technology initiatives, including the design and development of a new merchandising system and the upgrade of point-of-sale systems and related hardware in the majority of Finlay's departments. These projects will serve to support future growth of the Company as well as provide improved analysis and reporting capabilities. The cost associated with these projects is estimated to be $11.0 million for software and implementation costs, to be included in Deferred charges and other assets, and approximately $3.0 million for hardware and related equipment, to be included as a component of the Company's capital expenditures and reflected in Fixed assets.

     Section 382 of the Internal Revenue Code of 1986, as amended (the "Code") restricts utilization of net operating loss carryforwards ("NOLs") after an ownership change exceeding 50%. As a result of certain recapitalization transactions in 1993, a change in ownership of the Company exceeding 50% occurred within the meaning of Section 382 of the Code. Similar restrictions apply to other carryforwards. Consequently, there is a material limitation on the Company's annual utilization of its NOLs and other carryforwards which requires a deferral or loss of the utilization of such NOLs or other carryforwards. The Company had, at October 31, 1997 (the Company's tax year-end), a NOL for tax purposes of approximately $12.0 million which is subject to an annual limit of approximately $2.0 million per year. For financial reporting purposes, no NOL existed as of January 31, 1998. An additional change in ownership within the meaning of Section 382 of the Code has occurred as a result of the sale of shares of Common Stock of the Company in 1997. However, there are no additional restrictions upon the Company's ability to utilize its NOLs or other carryforwards as a result of such ownership change.

     From time to time, Finlay enters into futures contracts, such as options or forwards, based upon the anticipated sales of gold product in order to hedge against the risk arising from its payment arrangements. Changes in the market value of futures contracts are accounted for as an addition to or reduction from the inventory cost. For the year ended January 31, 1998 and the thirty-nine weeks ended October 31, 1998, the gain or loss on open futures contracts was not material. The Company did not have any open positions in futures contracts for gold at January 31, 1998 or at October 31, 1998. There can be no assurance that these hedging techniques will be successful or that hedging transactions will not adversely affect the Company's results of operations or financial position.

     Finlay believes that, based upon current operations, anticipated growth, and availability under the Revolving Credit Agreement, Finlay Jewelry will, for the foreseeable future, be able to meet its debt service and anticipated working capital obligations, and to make distributions to the Company sufficient to permit the Company to meet its debt service obligations and to pay certain other expenses as they come due. No assurances, however, can be given that Finlay Jewelry's current level of operating results will continue or improve or that Finlay Jewelry's income from operations will continue to be sufficient to permit Finlay Jewelry and the Company to meet their debt service and other obligations. Currently, Finlay Jewelry's principal financing arrangements restrict annual distributions from Finlay Jewelry to the Company to 0.25% of Finlay Jewelry's net sales for the preceding fiscal year and also allow distributions to the Company to enable it to make interest payments on the Senior Debentures. The amounts required to satisfy the aggregate of Finlay's interest expense and required amortization payments totaled $13.0 million and $15.7 million for the thirty-nine weeks ended November 1, 1997 and October 31, 1998, respectively.

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

Special Note Regarding Forward-Looking Statements

     This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations', as well as trends in the general economy in the United States and France, competition in the retail jewelry business, the seasonality of the retail jewelry business, the Company's ability to increase comparable department sales and to open new departments, the Company's estimate of the cost to address Year 2000 compliance issues and the impact on the Company's operations of a Year 2000 failure, the Company's dependence on certain host store relationships due to the concentration of sales generated by such host stores, the availability to the Company of alternate sources of merchandise supply in the case of an abrupt loss of any significant supplier, the Company's ability to continue to obtain substantial amounts of merchandise on consignment, the Company's dependence on key officers, the Company's ability to integrate future acquisitions into its existing business, the Company's high degree of leverage and the availability to the Company of financing and credit on favorable terms and changes in regulatory requirements which are applicable to the Company's business.

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

       11      Not applicable.

       15      Not applicable.

       18      Not applicable.

       19      Not applicable.

       22      Not applicable.

       23      Not applicable.

       24      Not applicable.

       27      Financial Data Schedule.

       99      Not applicable.

     B.  Reports on Form 8-K

         None

                                   SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: December 11, 1998               FINLAY ENTERPRISES, INC.

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