Form 10-Q
period 1999-05-01
FINLAY ENTERPRISES INC /DE
filed 1999-06-14
CIK 878731

--------------------------------------------------------------------------------




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

         X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended  May 1, 1999

                                       or

         __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from _________ to __________

                         Commission File Number: 0-25716



                            FINLAY ENTERPRISES, INC.
            ---------------------------------------------------------
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

                                 (212) 808-2800
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X                   No
                                ---                     ----

As of June 11, 1999, there were 10,410,353 shares of common stock, par value $.01 per share, of the Registrant outstanding.

                             FINLAY ENTERPRISES, INC

                                    FORM 10-Q

                       QUARTERLY PERIOD ENDED MAY 1, 1999

                                      INDEX



                                                                        PAGE(S)
                                                                        -------
PART I - FINANCIAL INFORMATION

 Item 1. Consolidated Financial Statements (Unaudited)

         Consolidated Statements of Operations for the thirteen weeks ended May 2, 1998 and May 1, 1999.....................................1

         Consolidated Balance Sheets as of January 30, 1999 and May 1, 1999....2

         Consolidated Statements of Changes in Stockholders' Equity for the
         year ended January 30, 1999 and thirteen weeks ended May 1, 1999......3

         Consolidated Statements of Cash Flows for the thirteen weeks ended May 2, 1998 and May 1, 1999.....................................4

         Notes to Consolidated Financial Statements............................5

 Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations.........................9

 Item 3. Quantitative and Qualitative Disclosures about Market Risk...........15


PART II - OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K.....................................16

SIGNATURES....................................................................17

PART I - FINANCIAL INFORMATION
  Item 1. Consolidated Financial Statements



                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)


                                                                                      Thirteen Weeks Ended
                                                                                --------------------------------

                                                                                    May 2,             May 1,
                                                                                     1998               1999
                                                                                -------------      -------------

Sales....................................................................       $   160,992        $   168,379
Cost of sales............................................................            78,104             81,919
                                                                                -------------      -------------
    Gross margin.........................................................            82,888             86,460
Selling, general and administrative expenses.............................            76,948             79,904
Depreciation and amortization............................................             3,794              4,200
                                                                                -------------      -------------
    Income (loss) from operations........................................             2,146              2,356
Interest expense, net....................................................             9,006              7,006
                                                                                -------------      -------------
    Income (loss) before income taxes....................................            (6,860)            (4,650)
Provision (benefit) for income taxes.....................................            (2,658)            (1,562)
                                                                                -------------      -------------
    Net income (loss)....................................................       $    (4,202)       $    (3,088)
                                                                                =============      =============
Net income (loss) per share applicable to common shares:
    Basic net income (loss) per share....................................       $     (0.43)       $     (0.30)
                                                                                =============      =============
    Diluted net income (loss) per share..................................       $     (0.43)       $     (0.30)
                                                                                =============      =============
Weighted average shares and share equivalents outstanding................         9,720,979          10,406,738
                                                                                =============      =============






          The accompanying notes are an integral part of these consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                                        (unaudited)
                                                                                      January 30,          May 1,
                                                                                         1999               1999
                                                                                     -------------     -------------
                                      ASSETS
Current assets
  Cash and cash equivalents....................................................      $    17,328       $     3,851
  Accounts receivable - department stores......................................           19,147            38,072
  Other receivables............................................................           23,353            23,421
  Merchandise inventories......................................................          295,265           303,259
  Prepaid expenses and other...................................................            2,366             3,436
                                                                                     -------------     -------------
     Total current assets......................................................          357,459           372,039
                                                                                     -------------     -------------
Fixed assets
  Equipment, fixtures and leasehold improvements...............................          106,735           109,567
  Less - accumulated depreciation and amortization.............................           36,620            39,078
                                                                                     -------------     -------------
     Fixed assets, net.........................................................           70,115            70,489
                                                                                     -------------     -------------
Deferred charges and other assets..............................................           15,871            17,540
Goodwill.......................................................................          100,547            99,603
                                                                                     -------------     -------------
     Total assets..............................................................      $   543,992       $   559,671
                                                                                     =============     =============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Notes payable................................................................      $     -           $    79,285
  Accounts payable - trade.....................................................          160,434            93,096
  Accrued liabilities:
     Accrued salaries and benefits.............................................           15,760            14,437
     Accrued miscellaneous taxes...............................................            4,704             5,016
     Accrued insurance.........................................................              755             1,836
     Accrued interest..........................................................            5,135            10,162
     Accrued management transition and consulting..............................              676               561
     Other.....................................................................           15,409            16,203
  Income taxes payable.........................................................            5,076             8,598
  Deferred income taxes........................................................            2,173             2,180
                                                                                     -------------     -------------
     Total current liabilities.................................................          210,122           231,374
Long-term debt.................................................................          225,000           225,000
Other non-current liabilities..................................................            9,059             9,404
                                                                                     -------------     -------------
     Total liabilities.........................................................          444,181           465,778
                                                                                     -------------     -------------
Stockholders' equity
  Common Stock, par value $.01 per share; authorized 25,000,000 shares;
     issued and outstanding 10,403,353 and 10,410,353 shares, respectively.....              104               104
  Additional paid-in capital ..................................................           77,057            77,115
  Retained earnings (deficit)..................................................           27,439            24,351
  Foreign currency translation adjustment......................................           (4,789)           (7,677)
                                                                                     -------------     -------------
     Total stockholders' equity................................................           99,811            93,893
                                                                                     -------------     -------------
     Total liabilities and stockholders' equity................................      $   543,992       $   559,671
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

                            FINLAY ENTERPRISES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (in thousands, except share data)





                                      Common Stock                     Note                   Foreign
                                  ------------------   Additional   Receivable   Retained     Currency      Total
                                     Number             Paid-in       from       Earnings    Translation Stockholders' Comprehensive
                                   of shares  Amount    Capital     Stock Sale  (Deficit)     Adjustment    Equity        Income
                                  ----------  ------   ----------   ----------- ----------  ------------ ------------- -------------
Balance, January 31, 1998........  9,779,050  $  98    $  61,745    $  (1,001)  $  18,340   $   (6,843)   $   72,339
  Net income (loss)..............      -         -          -            -          9,099         -            9,099    $     9,099
  Foreign currency translation
     adjustment..................      -         -          -            -           -           2,054         2,054          2,054
                                                                                                                        ------------
  Comprehensive income (loss)....      -         -          -            -           -            -             -       $    11,153
  Issuance of Common Stock.......    567,310      6       13,753         -           -            -           13,759    ============
  Note receivable repayment......      -         -          -           1,001        -            -            1,001
  Exercise of stock options......     56,993     -         1,559         -           -            -            1,559
                                  ----------  ------   ----------   ----------- ----------  ------------ -------------
Balance, January 30, 1999........ 10,403,353    104       77,057         -         27,439       (4,789)       99,811
  Net income (loss)..............      -         -          -            -         (3,088)         -          (3,088)   $    (3,088)
  Foreign currency translation
     adjustment..................      -         -          -            -           -          (2,888)       (2,888)        (2,888)
                                                                                                                        ------------
  Comprehensive income (loss)....      -         -          -            -           -             -            -       $    (5,974)
  Exercise of stock options......      7,000     -            58         -           -             -              58    ============
                                  ----------  ------   ----------   ----------- ----------  ------------ -------------
Balance, May 1, 1999 (unaudited). 10,410,353  $ 104    $  77,115    $    -      $  24,351   $   (7,677)  $    93,893
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

                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                                                             Thirteen Weeks Ended
                                                                                        -------------------------------
                                                                                            May 2,            May 1,
                                                                                             1998              1999
                                                                                        -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)..............................................................       $    (4,202)       $   (3,088)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization..................................................             4,122             4,505
  Imputed interest on debentures.................................................             2,527             -
  Other, net.....................................................................                44               556
  Changes in operating assets and liabilities:
     Increase in accounts and other receivables..................................           (24,811)          (19,301)
     Increase in merchandise inventories.........................................           (20,023)           (9,962)
     Increase in prepaid expenses and other......................................            (2,638)           (1,110)
     Decrease in accounts payable and accrued liabilities........................           (80,068)          (58,124)
                                                                                        -------------     -------------
        NET CASH USED IN OPERATING ACTIVITIES....................................         (125,049)          (86,524)
                                                                                        -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and leasehold improvements....................            (3,457)           (3,877)
  Deferred charges and other.....................................................              (769)           (2,281)
                                                                                        -------------     -------------
        NET CASH USED IN INVESTING ACTIVITIES....................................            (4,226)           (6,158)
                                                                                        -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility........................................           208,417           185,976
  Principal payments on revolving credit facility................................          (208,417)         (106,691)
  Prepayment of Old Debentures...................................................           (39,027)            -
  Net proceeds from public offering of Common Stock..............................            13,759             -
  Proceeds from senior note offering.............................................           150,000             -
  Proceeds from senior debenture offering........................................            75,000             -
  Proceeds from repayment of note receivable.....................................             1,001             -
  Capitalized financing costs....................................................            (5,808)            -
  Stock options exercised and other, net.........................................             1,135                57
                                                                                        -------------     -------------
        NET CASH PROVIDED FROM FINANCING ACTIVITIES..............................           196,060            79,342
                                                                                        -------------     -------------
        EFFECT OF EXCHANGE RATE CHANGES ON CASH..................................                22              (137)
                                                                                        -------------     -------------
        INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS........................            66,807           (13,477)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...................................            13,588            17,328
                                                                                        -------------     -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD.........................................       $    80,395       $     3,851
                                                                                        =============     =============

Supplemental disclosure of cash flow information:
  Interest paid..................................................................       $     9,568       $     1,674
  Income taxes paid..............................................................               914            (3,269)



     The accompanying notes are an integral part of these consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Finlay Enterprises, Inc. (the "Company" or the "Registrant"), and its wholly owned subsidiary, Finlay Fine Jewelry Corporation and its wholly owned subsidiaries ("Finlay Jewelry"), have been prepared in accordance with generally accepted accounting principles for interim financial information. References to "Finlay" mean collectively, the Company and Finlay Jewelry. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of May 1, 1999, and the results of operations and cash flows for the thirteen weeks ended May 2, 1998 and May 1, 1999. Due to the seasonal nature of the business, results for interim periods are not indicative of annual results. The unaudited consolidated financial statements have been prepared on a basis consistent with that of the audited consolidated financial statements as of January 30, 1999 referred to below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission").

     These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 30, 1999 ("Form 10-K") previously filed with the Commission.

     Finlay's fiscal year ends on the Saturday closest to January 31. References to 1996, 1997, 1998 and 1999 relate to the fiscal years ending February 1, 1997, January 31, 1998, January 30, 1999 and January 29, 2000, respectively. Each of the fiscal years includes fifty-two weeks.

     Net income (loss) per share has been computed in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". Basic and diluted net income (loss) per share were calculated using the weighted average number of shares outstanding during each period, with options to purchase Common Stock included in diluted net income (loss) per share, using the treasury stock method, to the extent that such options were dilutive. The following is an analysis of the differences between basic and diluted net income
(loss) per share:

                                                                    Thirteen Weeks Ended
                                             -------------------------------------------------------------------
                                                      May 2, 1998                         May 1, 1999
                                             -------------------------------    --------------------------------
                                                 No. of             Per             No. of             Per
                                                 Shares            Share            Shares            Share
                                             ---------------    ------------    ---------------    -------------
      Weighted average shares
        outstanding....................          9,720,979      $    (0.43)        10,406,738      $     (0.30)
      Dilutive stock options...........            -                  -               -                   -
                                             ---------------    ------------    ---------------    -------------
      Weighted average shares
        and share equivalents..........          9,720,979      $    (0.43)        10,406,738      $     (0.30)
                                             ===============    ============    ===============    =============

     In 1998, Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" was issued. As such, Finlay is required to capitalize software purchased from third party software vendors, external consulting costs incurred in the development and enhancement of management information systems and certain internal payroll costs for employees

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION (continued)

directly associated with the development of software. The Company has adopted this statement in 1999, and does not expect it to have a material impact on its consolidated financial statements.

NOTE 2 - DESCRIPTION OF BUSINESS

     The Company conducts business through its wholly owned subsidiary, Finlay Jewelry. Finlay is a retailer of fine jewelry products and primarily operates leased fine jewelry departments in department stores throughout the United States and France. Over the past three fiscal years, the fourth quarter accounted for an average of 42% of Finlay's sales due to the seasonality of the retail industry. Approximately 68% of Finlay's domestic sales in 1998 were from operations in The May Department Stores Company ("May") and departments operated in store groups owned by Federated Departments Stores, of which 47% represents Finlay's domestic sales in May.

NOTE 3 - MERCHANDISE INVENTORIES

     Merchandise inventories consisted of the following:

                                                                                                 (unaudited)
                                                                            January 30,             May 1,
                                                                               1999                  1999
                                                                          --------------         -------------
                                                                                       (in thousands)
   Jewelry goods - rings, watches and other fine jewelry
       (specific identification basis)...............................     $     300,777          $    308,862
   Less:  Excess of specific identification cost over LIFO
       inventory value...............................................             5,512                 5,603
                                                                          --------------         -------------
                                                                          $     295,265          $    303,259
                                                                          ==============         =============

     The LIFO method had the effect of increasing the loss before income taxes for the thirteen weeks ended May 2, 1998 and May 1, 1999 by $93,000 and $92,000, respectively. Finlay determines its LIFO inventory value by utilizing selected producer price indices published for jewelry and watches by the Bureau of Labor Statistics.

     Approximately  $283,793,000 and $305,015,000 at January 30, 1999 and May 1,
1999, respectively, of merchandise received on consignment has been excluded from Merchandise inventories and Accounts payable-trade in the accompanying Consolidated Balance Sheets.

     Finlay Jewelry is party to a gold consignment agreement (the "Gold Consignment Agreement"), which expires on December 31, 2001. The Gold Consignment Agreement enables Finlay Jewelry to receive merchandise by providing gold, or otherwise making payment, to certain vendors who supply Finlay with merchandise on consignment. While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to the gold consignor. Finlay Jewelry can obtain, pursuant to the Gold Consignment Agreement, up to the lesser of (i) 95,000 fine troy ounces or (ii) $32,000,000 worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At May 1, 1999, amounts outstanding under the Gold Consignment Agreement totaled 91,202 fine troy ounces, valued at approximately $26.1 million. For financial statement purposes, the consigned gold is

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - MERCHANDISE INVENTORIES (continued)

not included in Merchandise inventories on the Company's Consolidated Balance Sheets and, therefore, no related liability has been recorded.

     The cost to Finlay of gold merchandise sold on consignment in some cases is not fixed until the sale is reported to the vendor or to the gold consignor in the case of merchandise sold pursuant to the Gold Consignment Agreement. Finlay at times enters into futures contracts, such as options or forwards, based upon the anticipated sales of gold product, to hedge against the risk arising from those payment arrangements. Changes in the market value of futures contracts are accounted for as an addition to or reduction from the inventory cost. At May 2, 1998 and May 1, 1999, the gain/loss on open futures contracts was not material. The Company did not have any open positions in futures contracts for gold at January 30, 1999 or May 1, 1999.

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

     The store leases provide for the payment of fees based on sales, plus, in some instances, installment payments for fixed assets. Lease expense, included in Selling, general and administrative expenses, is as follows:

                                           Thirteen Weeks Ended
                                      --------------------------------
                                           May 2,            May 1,
                                           1998               1999
                                      -------------      -------------
                                              (in thousands)

      Minimum fees..............      $     4,568        $     4,163
      Contingent fees...........           21,398             23,433
                                      -------------      -------------
        Total...................      $    25,966        $    27,596
                                      =============      =============

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - 1998 TRANSACTIONS

     On April 24, 1998, the Company completed a public offering of 1,800,000 shares of its Common Stock at a price of $27.50 per share (the "1998 Offering"), of which 567,310 shares were sold by the Company and 1,232,690 shares were sold by certain selling stockholders. Concurrently with the 1998 Offering, the Company and Finlay Jewelry completed the public offering of $75.0 million aggregate principal amount of 9% Senior Debentures due May 1, 2008 (the "Senior Debentures") and $150.0 million aggregate principal amount of 8-3/8% Senior Notes due May 1, 2008 (the "Senior Notes"), respectively. In addition, on April 24, 1998, Finlay's revolving credit agreement (the "Revolving Credit Agreement") was amended to increase the line of credit thereunder to $275.0 million and to make certain other changes. On May 1, 1998, the Company prepaid all of the $39.0 million of accreted interest on the Company's 12% Senior Discount Debentures due 2005 (the "Old Debentures") as of such date.

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

PART I - FINANCIAL INFORMATION
  Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations

Results of Operations

     The following table sets forth operating results as a percentage of sales for the periods indicated:

Statements of Operations Data
(unaudited)

                                                                     Thirteen Weeks Ended
                                                                 -----------------------------
                                                                    May 2,           May 1,
                                                                     1998             1999
                                                                 ------------     ------------
Sales......................................................          100.0%           100.0%
Cost of sales..............................................           48.5             48.7
                                                                 ------------     ------------
    Gross margin...........................................           51.5             51.3
Selling, general and administrative expenses...............           47.8             47.4
Depreciation and amortization..............................            2.4              2.5
                                                                 ------------     ------------
    Income (loss) from operations..........................            1.3              1.4
Interest expense, net......................................            5.6              4.2
                                                                 ------------     ------------
    Income (loss) before income taxes .....................           (4.3)            (2.8)
Provision (benefit) for income taxes.......................           (1.7)            (1.0)
                                                                 ------------     ------------
    Net income (loss)......................................           (2.6)%           (1.8)%
                                                                 ============     ============

Thirteen Weeks Ended May 1, 1999 Compared with Thirteen Weeks Ended May 2, 1998

     Sales. Sales for the thirteen weeks ended May 1, 1999 increased $7.4 million, or 4.6%, over the comparable period in 1998. Consolidated comparable department sales (departments open for the same months during comparable periods) increased 6.8% and domestic comparable department sales increased 8.9%. Management attributes this increase in the comparable department sales to the following initiatives: (i) emphasizing its "Key Item" and "Best Value"
merchandising programs, which provide a targeted assortment of items at competitive prices; (ii) increasing focus on holiday and event-driven promotions as well as host store marketing programs; (iii) positioning the Company's departments as a "destination location" for fine jewelry; and (iv) continuing project PRISM (Promptly Reduce inefficiencies and Sales Multiply), a program designed to allow Finlay's sales associates more time for customer sales and service. Sales decreased by $3.6 million as a result of the net effect of new store openings offset by store closings, particularly relating to Dillard's purchase of the Mercantile Stores and the change to an everyday low price strategy, as well as the timing of such department openings and closings.

     In the second quarter of 1998, Sonab began to experience lower sales trends due to the transition from a promotional pricing strategy to an everyday low price strategy. This change was made as a result of Sonab reassessing its pricing policy following certain local French court decisions. The adverse impact of such change continued through May 1, 1999 and is expected to continue at least through the third quarter of 1999.

     During the thirteen weeks ended May 1, 1999, Finlay opened 23 departments and closed 38 departments. The openings were all within existing store groups. The closings included 14 departments in Crowley's and Steinbach due to the bankruptcy of the host store and 11 smaller volume departments in Monoprix in France, with the remaining 13 departments closed within existing store groups.

     Gross margin. Gross margin for the period increased by $3.6 million, primarily as a result of the sales increase. As a percentage of sales, gross margin decreased by 0.2%, which is primarily attributed to a decrease in purchase discounts and a softening of margins in France. The higher purchase discounts in 1998 was a result of the temporary excess funds from the Refinancing.

     Selling, general and administrative expenses. Selling, general and administrative expenses ("SG&A") increased $3.0 million, or 3.8%, due primarily to payroll expense and lease fees associated with the increase in the Company's domestic sales and expenses relating to the Company's year 2000 remediation project, which totaled approximately $0.5 million. SG&A as a percentage of sales decreased by 0.4% as a result of the leveraging of these expenses offset by the negative impact on SG&A as a result of the slowdown of sales in France.

     Depreciation and amortization. Depreciation and amortization increased by $0.4 million, reflecting an increase in capital expenditures and capitalized software costs for the most recent twelve months, offset by the effect of certain assets becoming fully depreciated. The increase in fixed assets was due to the addition of new departments and the renovation of existing departments.

     Interest expense, net. Interest expense decreased by $2.0 million reflecting a lower weighted average interest rate (8.3% for the 1999 period compared to 10.1% for the comparable period in 1998) relating to the lower interest rates on the Senior Debentures and the Senior Notes as compared to the Old Debentures and the Old Notes, as well as a decrease in average borrowings ($305.0 million for the period in 1999 compared to $330.0 million for the comparable period in 1998).

     Provision (benefit) for income taxes. The income tax provision for the 1999 and 1998 periods reflects an effective tax rate of 40.5%.

     Net income (loss). The net loss of $3.1 million for the 1999 period was $1.1 million lower than the net loss of $4.2 million for the comparable period as a result of the factors discussed above.

Liquidity and Capital Resources

     Finlay's primary capital requirements are for funding working capital for new departments and for working capital growth of existing departments and, to a lesser extent, capital expenditures for opening new departments, renovating existing departments and information technology investments. For the thirteen weeks ended May 2, 1998 and May 1, 1999, capital expenditures totaled $3.5 million and $3.9 million, respectively. For 1998, capital expenditures totaled $14.9 million and for 1999 are estimated to be approximately $15.0 million. Although capital expenditures are limited by the terms of the Revolving Credit Agreement, to date this limitation has not precluded the Company from satisfying its capital expenditure requirements.

     Finlay's operations substantially preclude customer receivables and in recent years, on average, approximately 49% of Finlay's domestic merchandise has been carried on consignment. Accordingly, management believes that relatively modest levels of working capital are required in comparison to many other retailers. The Company's working capital balance was $140.7 million at May 1, 1999, a decrease of $6.7 million from January 30, 1999. The decrease resulted primarily from the impact of the interim net loss exclusive of depreciation and amortization, capital expenditures, an increase in deferred charges and the movement in the foreign exchange rate with France. Based on the seasonal nature of Finlay's business, working capital requirements and therefore borrowings under the Revolving Credit Agreement can be expected to increase on an interim basis during the first three quarters of any given fiscal year. See "--Seasonality".

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

     In each year, Finlay is required to reduce the outstanding revolving credit balance and letter of credit balance under the Revolving Credit Agreement to $50.0 million or less and $20.0 million or less, respectively, for a 30 consecutive day period (the "Balance Reduction Requirement"). Borrowings under the Revolving Credit Agreement at May 1, 1999 were $79.3 million, compared to a zero balance at January 30, 1999 and May 2, 1998. There were no borrowings at May 2, 1998 due to the temporary paydown of the Revolving Credit Facility with the excess funds from the Refinancing, as a result of certain call requirements on the Old Debentures and the Old Notes. The average amounts outstanding under the Revolving Credit Agreement were $90.3 million and $80.0 million for the thirteen weeks ended May 2, 1998 and May 1, 1999, respectively. The maximum amount outstanding for the thirteen weeks ended May 1, 1999 was $103.5 million.

     Finlay's long-term needs for external financing will depend on its rate of growth, the level of internally generated funds and the ability to continue obtaining substantial amounts of merchandise on advantageous terms, including consignment arrangements with its vendors. For 1998, Finlay had an average balance of consignment merchandise of $268.5 million from approximately 300 vendors as compared to an average balance of $216.5 million in 1997. As of May 1, 1999, $305.0 million of consignment merchandise was on hand as compared to $283.8 million at January 30, 1999 and $245.9 million at May 2, 1998.

     A substantial amount of Finlay's operating cash flow has been used or will be required to pay interest with respect to the Senior Debentures, the Senior Notes and amounts due under the Revolving Credit Agreement, including the payments required pursuant to the Balance Reduction Requirement. As of May 1, 1999, Finlay's outstanding borrowings were $304.3 million, which included a $75.0 million balance under the Senior Debentures, a $150.0 million balance under the Senior Notes and a $79.3 million balance under the Revolving Credit Facility. On May 26, 1998, Finlay redeemed the outstanding principal amounts, including associated premiums, of the Old Debentures and the Old Notes. Finlay funded the prepayment and the redemptions using the proceeds from the sale of the Senior Debentures, the 1998 Offering and the sale of the Senior Notes, together with other available funds. In connection with the redemption of the Old Debentures and the Old Notes, the Company recorded, in the second quarter of 1998, a pre-tax nonrecurring charge of approximately $12.2 million, including $7.1 million for redemption premiums and $3.9 million to write off deferred financing and debt discount costs associated with the Old Debentures and the Old Notes.

     Finlay Jewelry is party to the Gold Consignment Agreement, which expires on December 31, 2001. The Gold Consignment Agreement enables Finlay Jewelry to receive merchandise by providing gold, or otherwise making payment, to certain vendors. Finlay Jewelry can obtain, pursuant to the Gold Consignment Agreement, up to the lesser of (i) 95,000 fine troy ounces or (ii) $32.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At May 1, 1999, amounts outstanding under the Gold Consignment Agreement totaled 91,202 fine troy ounces, valued at approximately $26.1 million. The average amount outstanding under the Gold Consignment Agreement was $15.6 million in 1998.

     During 1998, the Company began several information technology initiatives, including the design and development of a new merchandising system and the upgrade of point-of-sale systems and related hardware in the majority of Finlay's departments. These projects will serve to support future growth of the Company as well as provide improved analysis and reporting capabilities and are expected to be completed in mid-2000. The cost associated with these projects is estimated to be $11.0 million for software and implementation costs, to be included in Deferred charges and other assets, and approximately $3.0 million for hardware and related equipment, to be included as a component of the Company's capital expenditures and reflected in Fixed assets. At May 1, 1999, a total of approximately $5.1 million has been expended and included in Deferred charges and other assets.

     Section 382 of the Internal Revenue Code of 1986, as amended (the "Code") restricts utilization of net operating loss ("NOLs") carryforwards after an ownership change exceeding 50%. As a result certain recapitalization transactions in 1993, a change in ownership of the Company exceeding 50% occurred within the meaning of Section 382 of the Code. Similar restrictions apply to other carryforwards. Consequently, there is a material limitation on the Company's annual utilization of its NOLs and other carryforwards which requires a deferral or loss of the utilization of such NOLs or other carryforwards. The Company had, at October 31, 1998 (the Company's tax year end), a NOL for tax purposes of approximately $11.5 million which is subject to an annual limit of approximately $2.0 million per year. However, for financial reporting purposes, no NOL exists as of January 30, 1999.

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

     Finlay believes that, based upon current operations, anticipated growth, and availability under the Revolving Credit Agreement, Finlay Jewelry will, for the foreseeable future, be able to meet its debt service and anticipated working capital obligations, and to make distributions to the Company sufficient to permit the Company to meet its debt service obligations and to pay certain other expenses as they come due. No assurances, however, can be given that Finlay Jewelry's current level of operating results will continue or improve or that Finlay Jewelry's income from operations will continue to be sufficient to permit Finlay Jewelry and the Company to meet their debt service and other obligations. Currently, Finlay Jewelry's principal financing arrangements restrict annual distributions from Finlay Jewelry to the Company to 0.25% of Finlay Jewelry's net sales for the preceding fiscal year and also allow distributions to the Company to enable it to make interest payments on the Senior Debentures. The amounts required to satisfy the aggregate of Finlay Jewelry's interest expense and required amortization payments totaled $9.6 million and $1.7 million for the thirteen weeks ended May 2, 1998 and May 1, 1999, respectively.

As a result of the closing date for the first quarter of 1999 under the retail calendar, the semiannual interest payment with respect to the Senior Debentures and the Senior Notes was not paid until the second quarter, whereas the first quarter of 1998 included the interest payments.

Year 2000

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

     A comprehensive plan is being executed to ensure that all systems critical to the operation of the Company are year 2000 compliant. The plan is structured into five primary phases: identification, assessment, remediation, testing and implementation. The Company has completed the identification and assessment phases of all critical components and has substantially completed the remediation phase. The Company expects that the testing and implementation phases of all internal systems, including its non-information technology systems, will be completed by the end of August 1999.

     Finlay is using, and will continue to use, a combination of internal and external resources to execute its year 2000 project plan. The Company has estimated that the costs related to its year 2000 efforts will total approximately $4.0 million, of which a total of approximately $2.4 million has been spent through May 1, 1999 ($1.9 million in fiscal 1998 and $0.5 million in the first quarter of fiscal 1999). Finlay will incur the balance of these costs during 1999 and will fund such costs through operating cash flows.

     During 1998, the Company began formal communications with all of its host stores, vendors and other third parties in an effort to determine the extent to which the Company may be vulnerable to the failure of their systems and to obtain year 2000 compliance certification. To date, none of the third parties that have responded have raised any year 2000 issues which the Company believes would have a material adverse effect on Finlay. The Company has continued this communication process during 1999.

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

     Management recognizes the importance of developing a contingency plan in the event of a year 2000 failure, the development of which is in progress and is expected to be completed by the end of the third quarter of 1999. The Company is currently gathering data in an effort to assess the potential effects on the Company's mission critical functions of a failure of the Company's year 2000 plan to be fully effective and, to the extent deemed appropriate, to address such effects. In addition, progress reports on the year 2000 project are presented regularly to senior management and the Company's Board of Directors.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company is exposed to market risk primarily through the interest rate on its borrowings under the Revolving Credit Agreement, which has a variable interest rate. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. In addition, the majority of the Company's borrowings are under fixed rate arrangements, and as such, there was no material market risk exposure to the Company's financial position, results of operations or cash flows as of January 30, 1999 or May 1, 1999.

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




Date: June 11, 1999                   FINLAY ENTERPRISES, INC.

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