Form 10-Q
period 1999-10-30
FINLAY ENTERPRISES INC /DE
filed 1999-12-14
CIK 878731

--------------------------------------------------------------------------------




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

         X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        ---    THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended  October 30, 1999
                                              ------------------
                                       or

         __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from _________ to __________

                         Commission File Number: 0-25716



                            FINLAY ENTERPRISES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                          13-3492802
--------------------------------                        --------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)



      529 Fifth Avenue, New York, NY                                 10017
------------------------------------------                        ----------
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

                           Yes   X                   No
                               ----                     ----

As of December 10, 1999, there were 10,416,353 shares of common stock, par value $.01 per share, of the Registrant outstanding.

                             FINLAY ENTERPRISES, INC

                                    FORM 10-Q

                     QUARTERLY PERIOD ENDED OCTOBER 30, 1999

                                      INDEX



                                                                         PAGE(S)
                                                                         -------
PART I - FINANCIAL INFORMATION

 Item 1. Consolidated Financial Statements (Unaudited)

         Consolidated Statements of Operations for the thirteen weeks and thirty-nine weeks ended October 31, 1998 and October 30, 1999.........1

         Consolidated Balance Sheets as of January 30, 1999 and
         October 30, 1999......................................................3

         Consolidated Statements of Changes in Stockholders' Equity for the
         year ended January 30, 1999 and thirty-nine weeks ended
         October 30, 1999......................................................4

         Consolidated Statements of Cash Flows for the thirteen weeks and thirty-nine weeks ended October 31, 1998 and October 30, 1999.........5

         Notes to Consolidated Financial Statements............................7

 Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations........................14

 Item 3. Quantitative and Qualitative Disclosures about Market Risk...........21


PART II - OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K.....................................22

SIGNATURES....................................................................23

PART I - FINANCIAL INFORMATION
  Item 1. Consolidated Financial Statements



                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)


                                                                                      Thirteen Weeks Ended
                                                                                -----------------------------------

                                                                                  October 31,          October 30,
                                                                                     1998                 1999
                                                                                --------------       --------------

Sales....................................................................       $    165,894         $    175,280
Cost of sales............................................................             81,207               86,631
                                                                                --------------       --------------
    Gross margin.........................................................             84,687               88,649
Selling, general and administrative expenses.............................             78,927               81,813
Depreciation and amortization............................................              3,916                4,142
                                                                                --------------       --------------
    Income (loss) from operations........................................              1,844                2,694
Interest expense, net....................................................              8,153                7,953
                                                                                --------------       --------------
    Income (loss) before income taxes....................................             (6,309)              (5,259)
Provision (benefit) for income taxes.....................................             (2,458)              (1,814)
                                                                                --------------       --------------
    Net income (loss)....................................................       $     (3,851)        $     (3,445)
                                                                                ==============       ==============

Net income (loss) per share applicable to common shares:
       Basic net income (loss) per share.................................       $      (0.37)        $      (0.33)
                                                                                ==============       ==============
       Diluted net income (loss) per share:..............................       $      (0.37)        $      (0.33)
                                                                                ==============       ==============
Weighted average shares and share equivalents outstanding................         10,402,653           10,416,142
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

                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)


                                                                                     Thirty-Nine Weeks Ended
                                                                               ----------------------------------

                                                                                October 31,          October 30,
                                                                                   1998                 1999
                                                                               --------------      --------------
Sales....................................................................      $    504,252        $    527,026
Cost of sales............................................................           246,620             258,988
                                                                               --------------      --------------
    Gross margin.........................................................           257,632             268,038
Selling, general and administrative expenses.............................           235,874             243,487
Depreciation and amortization............................................            11,617              12,618
                                                                               --------------      --------------
    Income (loss) from operations........................................            10,141              11,933
Interest expense, net....................................................            25,183              22,386
Nonrecurring interest associated with refinancing........................               655              -
                                                                               --------------      --------------
    Income (loss) before income taxes and extraordinary charges..........           (15,697)            (10,453)
Provision (benefit) for income taxes.....................................            (5,927)             (3,277)
                                                                               --------------      --------------
    Income (loss) before extraordinary charges...........................            (9,770)             (7,176)
Extraordinary charges from early extinguishment of debt,
      net of income tax benefit of $4,765................................             7,415              -
                                                                               --------------      --------------
    Net income (loss)....................................................      $    (17,185)       $     (7,176)
                                                                               ==============      ==============

Net income (loss) per share applicable to common shares:
    Basic net income (loss) per share:
       Before extraordinary charges......................................      $      (0.96)       $      (0.69)
                                                                               ==============      ==============
       Extraordinary charges from early extinguishment of debt...........      $      (0.73)       $       -
                                                                               ==============      ==============
       Net income (loss).................................................      $      (1.69)       $      (0.69)
                                                                               ==============      ==============
    Diluted net income (loss) per share:
       Before extraordinary charges......................................      $      (0.96)       $      (0.69)
                                                                               ==============      ==============
       Extraordinary charges from early extinguishment of debt...........      $      (0.73)       $       -
                                                                               ==============      ==============
       Net income (loss).................................................      $      (1.69)       $      (0.69)
                                                                               ==============      ==============
Weighted average shares and share equivalents outstanding................        10,171,712          10,411,880
                                                                               ==============      ==============






The accompanying notes are an integral part of these consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                                       (unaudited)
                                                                                      January 30,       October 30,
                                                                                          1999              1999
                                                                                     -------------     -------------
                                      ASSETS
Current assets
  Cash and cash equivalents....................................................      $    17,328       $     4,183
  Accounts receivable - department stores......................................           19,147            38,241
  Other receivables............................................................           23,353            36,289
  Merchandise inventories......................................................          295,265           317,345
  Prepaid expenses and other...................................................            2,366             3,906
                                                                                     -------------     -------------
     Total current assets......................................................          357,459           399,964
                                                                                     -------------     -------------
Fixed assets
  Equipment, fixtures and leasehold improvements...............................          106,735           116,960
  Less - accumulated depreciation and amortization.............................           36,620            44,681
                                                                                     -------------     -------------
     Fixed assets, net.........................................................           70,115            72,279
                                                                                     -------------     -------------
Deferred charges and other assets..............................................           15,871            20,312
Goodwill.......................................................................          100,547            97,739
                                                                                     -------------     -------------
     Total assets..............................................................      $   543,992       $   590,294
                                                                                     =============     =============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Notes payable................................................................      $     -           $   127,398
  Accounts payable - trade.....................................................          160,434            83,450
  Accrued liabilities:
     Accrued salaries and benefits.............................................           15,760            15,261
     Accrued miscellaneous taxes...............................................            4,704             5,150
     Accrued insurance.........................................................              755             1,538
     Accrued interest..........................................................            5,135            10,278
     Accrued management transition and consulting..............................              676               435
     Other.....................................................................           15,409            16,302
  Income taxes payable.........................................................            5,076             3,569
  Deferred income taxes........................................................            2,173             2,132
                                                                                     -------------     -------------
     Total current liabilities.................................................          210,122           265,513
Long-term debt.................................................................          225,000           225,000
Other non-current liabilities..................................................            9,059            10,089
                                                                                     -------------     -------------
     Total liabilities.........................................................          444,181           500,602
                                                                                     -------------     -------------
Stockholders' equity
  Common Stock, par value $.01 per share; authorized 25,000,000 shares;
     issued and outstanding 10,410,353 and 10,416,353 shares, respectively.....              104               104
  Additional paid-in capital ..................................................           77,057            77,194
  Retained earnings (deficit)..................................................           27,439            20,263
  Foreign currency translation adjustment......................................           (4,789)           (7,869)
                                                                                     -------------     -------------
     Total stockholders' equity................................................           99,811            89,692
                                                                                     -------------     -------------
     Total liabilities and stockholders' equity................................      $   543,992       $   590,294
                                                                                     =============     =============



     The accompanying notes are an integral part of these consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (in thousands, except share data)




                                      Common Stock                    Note                     Foreign
                                  ------------------    Additional  Receivable   Retained     Currency      Total
                                     Number              Paid-in      from       Earnings    Translation Stockholders' Comprehensive
                                   of shares    Amount   Capital    Stock Sale  (Deficit)     Adjustment    Equity        Income
                                  ------------  ------  ----------  ----------- ----------  ------------ ------------- -------------
Balance, January 31, 1998........   9,779,050   $  98   $  61,745   $  (1,001)  $  18,340   $   (6,843)  $    72,339
  Net income (loss)..............       -          -        -           -           9,099        -             9,099   $     9,099
  Foreign currency translation
     adjustment..................       -          -        -           -            -           2,054         2,054         2,054
                                                                                                                       -------------
  Comprehensive income (loss)....       -          -        -           -            -           -             -       $    11,153
  Issuance of Common Stock.......     567,310       6      13,753       -            -           -            13,759   =============
  Note receivable repayment......       -          -        -           1,001        -           -             1,001
  Exercise of stock options......      56,993      -        1,559       -            -           -             1,559
                                  ------------  ------  ----------  ----------- ----------  ------------ -------------
Balance, January 30, 1999........  10,403,353     104      77,057       -          27,439       (4,789)        99,811
  Net income (loss)..............       -          -        -           -          (7,176)       -             (7,176) $    (7,176)
  Foreign currency translation
     adjustment..................       -          -        -           -            -          (3,080)        (3,080)      (3,080)
                                                                                                                       -------------
  Comprehensive income (loss)....       -          -        -           -            -           -             -       $   (10,256)
  Exercise of stock options......      13,000      -          137       -            -           -                137  =============
                                  ------------  ------  ----------  ----------- ----------  ------------ -------------
Balance, October 30, 1999
  (unaudited)....................  10,416,353   $ 104   $  77,194   $   -       $  20,263   $   (7,869)  $     89,692
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

                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                                                            Thirteen Weeks Ended
                                                                                        -------------------------------
                                                                                          October 31,       October 30,
                                                                                             1998              1999
                                                                                        -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)..............................................................       $    (3,851)      $    (3,445)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization..................................................             4,216             4,452
  Other, net.....................................................................              (398)              349
  Changes in operating assets and liabilities:
     Increase in accounts and other receivables..................................           (12,742)           (8,529)
     Increase in merchandise inventories.........................................           (16,478)          (24,663)
     Increase in prepaid expenses and other......................................            (1,203)             (248)
     Increase  in accounts payable and accrued liabilities.......................            16,125            22,075
                                                                                        -------------     -------------
        NET CASH USED IN OPERATING ACTIVITIES....................................           (14,331)          (10,009)
                                                                                        -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and leasehold improvements....................            (4,483)           (3,650)
  Deferred charges and other, net................................................            (3,088)           (1,200)
                                                                                        -------------     -------------
        NET CASH USED IN INVESTING ACTIVITIES....................................            (7,571)           (4,850)
                                                                                        -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility........................................           139,894           145,285
  Principal payments on revolving credit facility................................          (118,467)         (130,824)
  Capitalized financing costs....................................................               (36)            -
  Stock options exercised and other, net.........................................               775                16
                                                                                        -------------     -------------
        NET CASH PROVIDED FROM FINANCING ACTIVITIES..............................            22,166            14,477
                                                                                        -------------     -------------
        EFFECT OF EXCHANGE RATE CHANGES ON CASH..................................               280               (75)
                                                                                        -------------     -------------
        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........................               544              (457)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...................................             2,890             4,640
                                                                                        -------------     -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD.........................................       $     3,434       $     4,183
                                                                                        =============     =============

Supplemental disclosure of cash flow information:
  Interest paid..................................................................       $     2,989       $     2,745
  Income taxes (received) paid...................................................              (811)            3,006



     The accompanying notes are an integral part of these consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                           Thirty-Nine Weeks Ended
                                                                                        ------------------------------
                                                                                         October 31,      October 30,
                                                                                             1998             1999
                                                                                        -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)..............................................................       $  (17,185)      $    (7,176)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization..................................................           12,575            13,532
  Imputed interest on debentures.................................................            2,527            -
  Write-off of deferred financing costs and debt discount........................            3,900            -
  Redemption premiums............................................................            7,102            -
  Other, net.....................................................................              (83)            1,306
  Changes in operating assets and liabilities:
     Increase in accounts and other receivables..................................          (43,130)          (32,353)
     Increase in merchandise inventories.........................................          (43,302)          (24,156)
     Increase in prepaid expenses and other......................................           (3,079)           (1,570)
     Decrease in accounts payable and accrued liabilities........................          (67,982)          (72,121)
                                                                                        ------------     -------------
        NET CASH USED IN OPERATING ACTIVITIES....................................         (148,657)         (122,538)
                                                                                        ------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and leasehold improvements....................          (11,661)          (11,565)
  Deferred charges and other, net................................................           (3,830)           (6,413)
                                                                                        ------------     -------------
        NET CASH USED IN INVESTING ACTIVITIES....................................          (15,491)          (17,978)
                                                                                        ------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility........................................          643,436           500,291
  Principal payments on revolving credit facility................................         (493,314)         (372,893)
  Prepayment of Old Notes........................................................         (135,000)           -
  Prepayment of Old Debentures...................................................          (89,293)           -
  Payment of redemption premiums.................................................           (7,102)           -
  Net proceeds from public offering of Common Stock..............................           13,759            -
  Proceeds from senior note offering.............................................          150,000            -
  Proceeds from senior debenture offering........................................           75,000            -
  Proceeds from repayment of note receivable.....................................            1,001            -
  Capitalized financing costs....................................................           (6,180)           -
  Stock options exercised and other, net.........................................            1,556               137
                                                                                        ------------     -------------
        NET CASH PROVIDED FROM FINANCING ACTIVITIES..............................          153,863           127,535
                                                                                        ------------     -------------
        EFFECT OF EXCHANGE RATE CHANGES ON CASH..................................              131              (164)
                                                                                        ------------     -------------
        DECREASE IN CASH AND CASH EQUIVALENTS....................................          (10,154)          (13,145)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...................................           13,588            17,328
                                                                                        ------------     -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD.........................................       $    3,434       $     4,183
                                                                                        ============     =============

Supplemental disclosure of cash flow information:
  Interest paid..................................................................       $   15,735       $    16,329
  Income taxes paid..............................................................              300             2,479


     The accompanying notes are an integral part of these consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Finlay Enterprises, Inc. (the "Company" or the "Registrant"), and its wholly owned subsidiary, Finlay Fine Jewelry Corporation and its wholly owned subsidiaries ("Finlay Jewelry"), have been prepared in accordance with generally accepted accounting principles for interim financial information. References to "Finlay" mean collectively, the Company and Finlay Jewelry. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of October 30, 1999, and the results of operations and cash flows for the thirteen weeks and thirty-nine weeks ended October 31, 1998 and October 30, 1999. Due to the seasonal nature of the business, results for interim periods are not indicative of annual results. The unaudited consolidated financial statements have been prepared on a basis consistent with that of the audited consolidated financial statements as of January 30, 1999 referred to below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission").

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

     Net income (loss) per share has been computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". Basic and diluted net income (loss) per share were calculated using the weighted average number of shares outstanding during each period, with options to purchase Common Stock included in diluted net income (loss) per share, using the treasury stock method, to the extent that such options were dilutive. As the Company had a net loss for the thirteen weeks and thirty-nine weeks ended October 31, 1998 and October 30, 1999, the dilutive stock options outstanding are not considered in the calculation of dilutive net income (loss) per share due to their anti-dilutive effect. As a result, the weighted average number of shares outstanding used for both the basic and dilutive net income (loss) per share calculations was the same.

     In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This Statement requires disclosure of comprehensive income, defined as the total of net income and all other nonowner changes in equity, which under generally accepted accounting principles, are recorded directly to the stockholders' equity section of the consolidated balance sheet and, therefore, bypass net income. In Finlay's case, the only nonowner change in equity relates to the foreign currency translation adjustment.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION (continued)

Comprehensive income (loss) is as follows (in thousands):

                                                              Thirteen Weeks Ended               Thirty-Nine Weeks Ended
                                                         -------------------------------      ------------------------------
                                                           October 31,      October 30,        October 31,      October 30,
                                                              1998              1999               1998             1999
                                                         -------------     -------------      -------------    -------------
Net income (loss)....................................    $    (3,851)      $    (3,445)       $   (17,185)     $    (7,176)
Foreign currency translation adjustment..............          1,850              (511)             2,063           (3,080)
                                                         -------------     -------------      -------------    -------------
Comprehensive income (loss)..........................    $    (2,001)      $    (3,956)       $   (15,122)     $   (10,256)
                                                         =============     =============      =============    =============

     In 1998, Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" was issued. As such, Finlay is required to capitalize software purchased from third party software vendors, external consulting costs incurred in the development and enhancement of management information systems and certain internal payroll costs for employees directly associated with the development of software. The Company adopted this statement in 1999, and it will not have a material impact on its consolidated financial statements.

NOTE 2 - DESCRIPTION OF BUSINESS

     The Company conducts business through its wholly owned subsidiary, Finlay Jewelry. Finlay is a retailer of fine jewelry products and primarily operates leased fine jewelry departments in department stores throughout the United States and France. Over the past three fiscal years, the fourth quarter accounted for an average of 42% of Finlay's sales due to the seasonality of the retail jewelry industry. Approximately 47% of Finlay's domestic sales in 1998 were from operations in The May Department Stores Company and 21% in departments operated in store groups owned by Federated Department Stores.

NOTE 3 - MERCHANDISE INVENTORIES

     Merchandise inventories consisted of the following:

                                                                                                (unaudited)
                                                                             January 30,         October 30,
                                                                                1999                1999
                                                                          --------------       --------------
                                                                                       (in thousands)
   Jewelry goods - rings, watches and other fine jewelry
       (specific identification basis)...............................     $    300,777         $     323,142
   Less:  Excess of specific identification cost over LIFO
       inventory value...............................................            5,512                 5,797
                                                                          --------------       ---------------
                                                                          $    295,265         $     317,345
                                                                          ==============       ===============

     The LIFO method had the effect of decreasing the loss before income taxes for the thirteen weeks and thirty-nine weeks ended October 31, 1998 by $177,000 and $523,000, respectively. The effect of applying the LIFO method for the thirteen weeks and thirty-nine weeks ended October 30, 1999 was to increase the loss before income taxes by $95,000 and $286,000, respectively. Finlay determines its LIFO

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - MERCHANDISE INVENTORIES (continued)

inventory value by utilizing selected producer price indices published for jewelry and watches by the Bureau of Labor Statistics.

     Approximately $283,793,000 and $355,114,000 at January 30, 1999 and October 30, 1999, respectively, of merchandise received on consignment has been excluded from Merchandise inventories and Accounts payable-trade in the accompanying Consolidated Balance Sheets.

     Finlay Jewelry is party to a gold consignment agreement (the "Gold Consignment Agreement"), which expires on December 31, 2001. The Gold Consignment Agreement enables Finlay Jewelry to receive merchandise by providing gold, or otherwise making payment, to certain vendors who supply Finlay with merchandise on consignment. While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to the gold consignor. Finlay Jewelry can obtain, pursuant to the Gold Consignment Agreement, up to the lesser of (i) 95,000 fine troy ounces or (ii) $32,000,000 worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At October 30, 1999, amounts outstanding under the Gold Consignment Agreement totaled 78,637 fine troy ounces, valued at approximately $23.5 million. For financial statement purposes, the consigned gold is not included in Merchandise inventories on the Company's Consolidated Balance Sheets and, therefore, no related liability has been recorded.

     The cost to Finlay of gold merchandise sold on consignment in some cases is not fixed until the sale is reported to the vendor or to the gold consignor in the case of merchandise sold pursuant to the Gold Consignment Agreement. Finlay at times enters into futures contracts, such as options or forwards, based upon the anticipated sales of gold product, to hedge against the risk arising from those payment arrangements. Changes in the market value of futures contracts are accounted for as an addition to or reduction from the inventory cost. The Company did not have any open positions in futures contracts for gold at January 30, 1999. At October 30, 1999, the Company had two open positions in futures contracts for gold totaling 25,000 fine troy ounces or approximately $8.1 million, which expire at the end of November 1999.

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. This Statement requires that all derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative instrument's fair value be recognized currently in earnings. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000 and, based on current levels of hedging activities, is not expected to have a material impact on the Company's financial position or results of operations.

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

     The store leases provide for the payment of fees based on sales, plus, in some instances, installment payments for fixed assets. Lease expense, included in Selling, general and administrative expenses, is as follows:

                                         Thirteen Weeks Ended                Thirty-Nine Weeks Ended
                                   --------------------------------     --------------------------------
                                    October 31,        October 30,        October 31,       October 30,
                                        1998              1999               1998               1999
                                   -------------      -------------     -------------      -------------
                                                             (in thousands)
     Minimum fees..............    $     5,911        $     4,297       $    15,567        $    12,935
     Contingent fees...........         21,248             24,396            66,499             73,405
                                   -------------      -------------     -------------      -------------
       Total...................    $    27,159        $    28,693       $    82,066        $    86,340
                                   =============      =============     =============      =============

NOTE 5 - PENDING SALE AND DISPOSITION OF SONAB

     On November 29, 1999, Societe Nouvelle d'Achat de Bijouterie - S.O.N.A.B. ("Sonab"), the Company's European leased jewelry department subsidiary, signed a letter of intent to sell the majority of its assets. Under the current terms of the letter of intent, the buyer will operate more than 80 locations of Sonab's 130-location base in France. The remaining departments will be closed. Finlay anticipates that a final agreement will be entered into before the end of the fiscal year.

     Pending final negotiations, the Company anticipates it will record a pretax charge in the fourth quarter of 1999 of approximately $25 million to $27 million, or $1.42 to $1.53 per share on a diluted basis after-tax, for the write-down of assets for disposition and related closure expenses. The cash portion of this charge is estimated to be approximately $7 to $8 million.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - PENDING SALE AND DISPOSITION OF SONAB (continued)

     The preliminary estimate of the pre-tax components of the charge for write-down of assets for disposition and related closure expenses, the related income tax effects and the net cash portion of the charge are approximately as follows (in millions):

Costs associated with the write-down of inventory for liquidation              $   8.0    -   $    8.5
Costs associated with the write off of undepreciated fixed assets                  1.5    -        1.5
Realization of foreign exchange losses                                             8.0    -        8.5
Payroll and severance costs                                                        4.0    -        4.5
Other closing costs (a)                                                            3.5    -        4.0
                                                                               -------------------------

Sub-total                                                                         25.0    -       27.0
Income tax benefit                                                               (10.1)   -      (10.9)
                                                                               -------------------------

Net after tax                                                                     14.9    -       16.1
Non cash - Foreign exchange losses (above)                                        (8.0)   -       (8.5)
                                                                               -------------------------

Net cash portion of charge                                                     $   6.9    -   $    7.6
                                                                               =========================


(a) Including transfer of inventory, furniture removal, main office costs during close down period, lease termination costs and professional fees.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - DOMESTIC OPERATIONS UNAUDITED PRO FORMA FINANCIAL    INFORMATION

     The following table presents pro forma statements of operations for the Company's domestic operations for the thirteen and thirty-nine weeks ended October 31, 1998 and October 30, 1999. The pro forma financial information excludes the operating results of Sonab and reflects a reduction in the consolidated interest expense as a portion has been allocated to Sonab.

In thousands, except share
and per share amounts
(unaudited)

                                                 Thirteen Weeks Ended                             Thirty-Nine Weeks Ended
                                   ------------------------------------------------  -----------------------------------------------
                                       Oct. 31, 1998               Oct. 30, 1999        Oct. 31, 1998 (1)          Oct. 30, 1999
                                   ----------------------   -----------------------  ----------------------   ----------------------
Sales                              $ 157,100      100.0%    $ 168,927       100.0%   $ 474,682      100.0%    $ 507,894      100.0%
Cost of sales                         76,805       48.9        82,624        48.9      231,988       48.9       248,142       48.9
                                   -----------   --------   -----------   ---------  -----------  ---------   -----------  ---------
     Gross margin                     80,295       51.1        86,303        51.1      242,694       51.1       259,752       51.1
Selling, general and
 administrative expenses              74,172       47.2        78,098        46.2      220,914       46.5       232,025       45.7
Depreciation and amortization          3,768        2.4         3,970         2.4       11,122        2.4        12,103        2.3
                                   -----------   --------   -----------   ---------  -----------  ---------   -----------  ---------
     Income (loss) from
       operations                      2,355        1.5         4,235         2.5       10,658        2.2        15,624        3.1
Interest expense, net                  7,447        4.7         7,448         4.4       23,205        4.9        20,736        4.1
                                   -----------   --------   -----------   ---------  -----------  ---------   -----------  ---------
Income (loss) before income taxes     (5,092)      (3.2)       (3,213)       (1.9)     (12,547)      (2.7)       (5,112)      (1.0)
Provision (benefit) for income
  taxes                               (1,971)      (1.2)       (1,002)       (0.6)      (4,699)      (1.0)       (1,169)      (0.2)
                                   -----------   --------   -----------   ---------  -----------  ---------   -----------  ---------

Net income (loss)                  $  (3,121)      (2.0)%   $  (2,211)       (1.3)%  $  (7,848)      (1.7)%   $  (3,943)      (0.8)%
                                   ===========   ========   ===========   =========  ===========  =========   ===========  =========


Net income (loss) per share
  applicable to common shares:
Basic net income (loss) per share  $   (0.30)               $   (0.21)               $   (0.77)               $   (0.38)
                                   ===========              ===========              ===========              ===========
Diluted net income (loss) per
  share                            $   (0.30)               $   (0.21)               $   (0.77)               $   (0.38)
                                   ===========              ===========              ===========              ===========


Weighted average shares and
  share equivalents outstanding    10,402,653               10,416,142               10,171,712               10,411,880
                                   ==========               ==========               ===========              ===========

__________________________________________________________________________
(1) Refer to Note 8 for additional 1998 pro forma financial information.

NOTE 7 - 1998 TRANSACTIONS

     On April 24, 1998, the Company completed a public offering of 1,800,000 shares of its Common Stock at a price of $27.50 per share (the "1998 Offering"), of which 567,310 shares were sold by the Company and 1,232,690 shares were sold by certain selling stockholders. Concurrently with the 1998

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - 1998 TRANSACTIONS (continued)

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

NOTE 8 - 1998 UNAUDITED CONSOLIDATED PRO FORMA FINANCIAL INFORMATION

     The following table presents the calculation of consolidated pro forma earnings per share data for thirty-nine weeks ended October 31, 1998. The pro forma consolidated financial information excludes the extraordinary charge of $12.2 million, on a pre-tax basis, including $7.1 million for redemption premiums and approximately $3.9 million to write off deferred financing costs and debt discount associated with the Old Debentures and the Old Notes. The income tax benefit on the extraordinary charges totaled $4.8 million. In addition, the pro forma consolidated financial information excludes the nonrecurring interest associated with refinancing as a result of certain call requirements on the debt retired.


In thousands, except share and                                                   Thirty-Nine
Per share amounts                                                                Weeks Ended
(unaudited)                                                                    October 31, 1998
                                                                              ------------------
Net income (loss) per Consolidated Statements of Operations.........          $       (17,185)
Add:   Extraordinary charges from early extinguishment of
       debt, net of income tax benefit..............................                    7,415
Add:   Nonrecurring interest associated with refinancing,
       net of income tax benefit....................................                      400
                                                                              ------------------
Pro Forma net income (loss).........................................          $        (9,370)
                                                                              ==================

Pro Forma net income (loss) per share applicable to
    common shares:
    Basic net income (loss) per share...............................          $         (0.92)
                                                                              ==================
    Diluted net income (loss) per share.............................          $         (0.92)
                                                                              ==================
Weighted average shares and share equivalents outstanding...........               10,171,712
                                                                              ==================

PART I - FINANCIAL INFORMATION
  Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations

Results of Operations

     The following table sets forth operating results as a percentage of sales for the periods indicated:

Statements of Operations Data
(unaudited)

                                                                    Thirteen Weeks Ended             Thirty-Nine Weeks Ended
                                                               ------------------------------    -------------------------------
                                                                October 31,       October 30,     October 31,       October 30,
                                                                   1998             1999             1998              1999
                                                               -------------    -------------    -------------     -------------
Sales.....................................................        100.0%           100.0%            100.0%           100.0%
Cost of sales.............................................         49.0             49.4              48.9             49.1
                                                               -------------    -------------    -------------     -------------
    Gross margin..........................................         51.0             50.6              51.1             50.9
Selling, general and administrative expenses..............         47.6             46.7              46.8             46.2
Depreciation and amortization.............................          2.3              2.4               2.3              2.4
                                                               -------------    -------------    -------------     -------------
    Income (loss) from operations.........................          1.1              1.5               2.0              2.3
Interest expense, net.....................................          4.9              4.5               5.0              4.3
Nonrecurring interest associated with refinancing.........          -                -                 0.1              -
                                                               -------------    -------------    -------------     -------------
    Income (loss) before income taxes and
      extraordinary charges...............................         (3.8)            (3.0)             (3.1)            (2.0)
Provision (benefit) for income taxes......................         (1.5)            (1.0)             (1.2)            (0.6)
                                                               -------------    -------------    -------------     -------------
    Income (loss) before extraordinary charges............         (2.3)            (2.0)             (1.9)            (1.4)
Extraordinary charges from early extinguishment
      of debt, net of income tax benefit..................          -                -                 1.5              -
                                                               -------------    -------------    -------------     -------------
    Net income (loss).....................................         (2.3)%           (2.0)%            (3.4)%           (1.4)%
                                                               =============    =============    =============     =============

Thirteen Weeks Ended October 30, 1999 Compared with Thirteen Weeks Ended October 31, 1998

     Sales. Sales for the thirteen weeks ended October 30, 1999 increased $9.4 million, or 5.7%, over the comparable period in 1998. Consolidated comparable department sales (departments open for the same months during comparable periods) increased 5.8% and domestic comparable department sales increased 6.8%. Management attributes this increase in the comparable department sales to the following initiatives: (i) emphasizing its "Key Item" and "Best Value"
merchandising programs, which provide a targeted assortment of items at competitive prices; (ii) increasing focus on holiday and event-driven promotions as well as host store marketing programs; (iii) positioning the Company's departments as a "destination location" for fine jewelry; and (iv) continuing project PRISM (Promptly Reduce Inefficiencies and Sales Multiply), a program designed to allow Finlay's sales associates more time for customer sales and service.

     In the second quarter of 1998, Sonab began to experience lower sales trends due to the transition from a promotional pricing strategy to an everyday low price strategy. The adverse impact of such change continued through October 30, 1999. As discussed in Note 5 of Notes to Consolidated Financial Statements, Sonab has signed a letter of intent to sell the majority of its assets. The buyer will operate more than 80 locations of Sonab's 130-location base, with the remaining departments to be closed. Finlay anticipates that a final agreement will be entered into before the end of the fiscal year.

     During the thirteen weeks ended October 30, 1999, Finlay opened 26 departments and closed nine departments. The openings were all within existing store groups, with the exception of two departments in Herberger's, a division of Saks Incorporated. The closings were within existing store groups, including four departments in France and one of the Company's outlet stores.

     Gross margin. Gross margin for the period increased by $4.0 million, primarily as a result of the sales increase. As a percentage of sales, gross margin decreased by 0.4%. Gross margin as a percentage of sales for the Company's domestic operations was the same as the prior year although there was a LIFO charge of $0.1 million for the thirteen weeks ended October 30, 1999, as compared to a LIFO benefit of $0.2 million in the prior year.

     Selling, general and administrative expenses. Selling, general and administrative expenses ("SG&A") increased $2.9 million, or 3.7%, due primarily to payroll expense and lease fees associated with the increase in the Company's domestic sales. SG&A as a percentage of sales decreased by 0.9% as a result of the leveraging of these expenses and lower expenses related to the Company's year 2000 remediation project, which totaled approximately $0.3 million for the thirteen weeks ended October 30, 1999 as compared to $0.9 million in the prior year. The slowdown of sales in France had a negative impact on SG&A as a percentage of sales.

     Depreciation and amortization. Depreciation and amortization increased by $0.2 million, reflecting an increase in capital expenditures and capitalized software costs for the most recent twelve months, offset by the effect of certain assets becoming fully depreciated. The increase in fixed assets was due to the addition of new departments and the renovation of existing departments.

     Interest expense, net. Interest expense decreased by $0.2 million primarily due to a decrease in average borrowings ($360.0 million for the period in 1999 compared to $375.0 million for the comparable period in 1998). The weighted average interest rate was 8.1% for both the 1999 and 1998 periods.

     Provision (benefit) for income taxes. The income tax provision for the 1999 and 1998 periods reflects an effective tax rate of 40.5%.

     Net income (loss). The net loss of $3.4 million for the 1999 period was $0.4 million lower than the net loss in the prior year as a result of the factors discussed above.

Thirty-Nine Weeks Ended October 30, 1999 Compared with Thirty-Nine Weeks Ended October 31, 1998

     Sales. Sales for the thirty-nine weeks ended October 30, 1999 increased $22.8 million, or 4.5%, over the comparable period in 1998. Consolidated comparable department sales increased 6.3% and domestic comparable department sales increased 8.4%. Management attributes this increase in the comparable department sales primarily to the "Key Item" and "Best Value" merchandising programs and to the marketing initiatives discussed above. Total consolidated sales were negatively impacted by $9.0 million primarily relating to Dillard's purchase of the Mercantile Stores in the fall of 1998 and the change to an everyday low price strategy as well as the net effect of new store openings offset by store closings.

     During the thirty-nine weeks ended October 30, 1999, Finlay opened 53 departments and closed 53 departments. The openings were all within existing store groups, with the exception of three departments in Herberger's. The closings included 14 departments in Crowley's and Steinbach due to the bankruptcy of the host store, 22 departments in France and one of the Company's outlet stores, with the remaining 16 departments closed within existing store groups.

     Gross margin. Gross margin for the period increased by $10.4 million, primarily as a result of the sales increase. As a percentage of sales, gross margin decreased by 0.2%. Gross margin as a percentage of sales for the Company's domestic operations was the same as the prior year although there was a LIFO charge of $0.3 million for the thirty-nine weeks ended October 30, 1999 as compared to a LIFO benefit of $0.5 million in the prior year.

     Selling, general and administrative expenses. SG&A increased $7.6 million, or 3.2%, due primarily to payroll expense and lease fees associated with the increase in the Company's domestic sales as well as expenses relating to the Company's year 2000 remediation project, which totaled approximately $2.0 million in 1999 as compared to $0.9 million in the prior year. SG&A as a percentage of sales decreased by 0.6% as a result of the leveraging of these expenses. The slowdown of sales in France had a negative impact on SG&A as a percentage of sales.

     Depreciation and amortization. Depreciation and amortization increased by $1.0 million, reflecting an increase in capital expenditures and capitalized software costs for the most recent twelve months, offset by the effect of certain assets becoming fully depreciated. The increase in fixed assets was due to the addition of new departments and the renovation of existing departments.

     Interest expense, net. Interest expense decreased by $2.8 million reflecting a lower weighted average interest rate (8.1% for the 1999 period compared to 8.8% for the comparable period in 1998) relating to the lower interest rates on the Senior Debentures and the Senior Notes as compared to the Old Debentures and the Old Notes, which were outstanding for a portion of the 1998 period. In addition, there was a decrease in average borrowings ($334.6 million for the period in 1999 compared to $360.7 million for the comparable period in 1998). The 1998 average borrowings were adjusted to exclude the timing impact of the call requirements on the Old Debentures and the Old Notes, discussed above.

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

     Net income (loss). The net loss of $7.2 million for the 1999 period was $10.0 million lower than the net loss of $17.2 million for the comparable period as a result of the factors discussed above. Excluding the extraordinary charge in 1998, the net loss for 1999 was $2.6 million lower than the prior year.

Liquidity and Capital Resources

     Finlay's primary capital requirements are for funding working capital for new departments and for working capital growth of existing departments and, to a lesser extent, capital expenditures for opening new departments, renovating existing departments and information technology investments. For the thirty-nine weeks ended October 31, 1998 and October 30, 1999, capital expenditures totaled $11.7 million and $11.6 million, respectively. For 1998, capital expenditures totaled $14.9 million and for 1999 are estimated to be approximately $15.0 million. Although capital expenditures are limited by the terms of the Revolving Credit Agreement, to date this limitation has not precluded the Company from satisfying its capital expenditure requirements.

     Finlay's operations substantially preclude customer receivables and in recent years, on average, approximately 49% of Finlay's domestic merchandise has been carried on consignment. Accordingly, management believes that relatively modest levels of working capital are required in comparison to many other retailers. The Company's working capital balance was $134.5 million at October 30, 1999, a decrease of $12.9 million from January 30, 1999. The decrease resulted primarily from the impact of the interim net loss exclusive of depreciation and amortization, capital expenditures, an increase in deferred charges and the movement in the foreign exchange rate with France. Based on the seasonal nature of Finlay's business, working capital requirements and therefore borrowings under the Revolving Credit Agreement can be expected to increase on an interim basis during the first three quarters of any given fiscal year. See "--Seasonality".

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

     In each year, Finlay is required to reduce the outstanding revolving credit balance and letter of credit balance under the Revolving Credit Agreement to $50.0 million or less and $20.0 million or less, respectively, for a 30 consecutive day period (the "Balance Reduction Requirement"). Borrowings under the Revolving Credit Agreement at October 30, 1999 were $127.4 million, compared to a zero balance at January 30, 1999 and $150.1 million at October 31, 1998. The average amounts outstanding under the Revolving Credit Agreement were $131.4 million (adjusted for the impact of the temporary paydown of the revolving credit facility due to certain call requirements associated with the Old Debentures and the Old Notes) and $109.6 million for the thirty-nine weeks ended October 31, 1998 and October 30, 1999, respectively. The maximum amount outstanding for the thirty-nine weeks ended October 30, 1999 was $153.3 million.

     On November 29, 1999, Sonab, Finlay's European leased jewelry department subsidiary, signed a letter of intent to sell the majority of its assets. Under the current terms of the letter of intent, the buyer will operate more than 80 locations of Sonab's 130-location base in France. The remaining departments will be closed. Finlay anticipates that a final agreement will be entered into before the end of the fiscal year. Pending final negotiations, the Company anticipates it will record a pretax charge in the fourth quarter of 1999 of approximately $25 million to $27 million, or $1.42 to $1.53 per share on a diluted basis after-tax, for the write-down of assets for disposition and related closure expenses. The cash portion of this charge is estimated to be approximately $7 to $8 million.

     Finlay's long-term needs for external financing will depend on its rate of growth, the level of internally generated funds and the ability to continue obtaining substantial amounts of merchandise on advantageous terms, including consignment arrangements with its vendors. For 1998, Finlay had an average balance of consignment merchandise of $268.5 million from approximately 300 vendors as compared to an average balance of $216.5 million in 1997. As of October 30, 1999, $355.1 million of consignment merchandise was on hand as compared to $283.8 million at January 30, 1999 and $315.7 million at October 31, 1998.

     A substantial amount of Finlay's operating cash flow has been used or will be required to pay interest with respect to the Senior Debentures, the Senior Notes and amounts due under the Revolving Credit Agreement, including the payments required pursuant to the Balance Reduction Requirement. As of October 30, 1999, Finlay's outstanding borrowings were $352.4 million, which included a $75.0 million balance under the Senior Debentures, a $150.0 million balance under the Senior Notes and a $127.4 million balance under the Revolving Credit Facility.

     Finlay Jewelry is party to the Gold Consignment Agreement, which expires on December 31, 2001. The Gold Consignment Agreement enables Finlay Jewelry to receive merchandise by providing gold, or otherwise making payment, to certain vendors. Finlay Jewelry can obtain, pursuant to the Gold Consignment Agreement, up to the lesser of (i) 95,000 fine troy ounces or (ii) $32.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At October 30, 1999, amounts outstanding under the Gold Consignment Agreement totaled 78,637 fine troy ounces, valued at approximately $23.5 million. The average amount outstanding under the Gold Consignment Agreement was $15.6 million in 1998.

     During 1998, the Company began several information technology initiatives, including the design and development of a new merchandising system and the upgrade of point-of-sale systems and related hardware in the majority of Finlay's departments. These projects will serve to support future growth of the Company as well as provide improved analysis and reporting capabilities and are expected to be completed in mid-2000. The cost associated with these projects is estimated to be $12.0 million for software and implementation costs, to be included in Deferred charges and other assets, and approximately $4.0 million for hardware and related equipment, to be included as a component of the Company's capital expenditures and reflected in Fixed assets. At October 30, 1999, a total of approximately $9.8 million has been expended.

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

     From time to time, Finlay enters into futures contracts, such as options or forwards, based upon the anticipated sales of gold product in order to hedge against the risk arising from its payment arrangements. Changes in the market value of futures contracts are accounted for as an addition to or reduction from the inventory cost. For the year ended January 30, 1999, the gain or loss on open futures contracts was not material. The Company did not have any open positions in futures contracts for gold at January 30, 1999. At October 30, 1999, the Company had two open positions in futures contracts for gold totaling 25,000 fine troy ounces or approximately $8.1 million, which expire at the end of November 1999. There can be no assurance that these hedging techniques will be successful or that hedging transactions will not adversely affect the Company's results of operations or financial position.

     Finlay believes that, based upon current operations, anticipated growth, and availability under the Revolving Credit Agreement, Finlay Jewelry will, for the foreseeable future, be able to meet its debt service and anticipated working capital obligations, and to make distributions to the Company sufficient to permit the Company to meet its debt service obligations and to pay certain other expenses as they come due. No assurances, however, can be given that Finlay Jewelry's current level of operating results will continue or improve or that Finlay Jewelry's income from operations will continue to be sufficient to permit Finlay Jewelry and the Company to meet their debt service and other obligations. Currently, Finlay Jewelry's principal financing arrangements restrict annual distributions from Finlay Jewelry to the Company to 0.25% of Finlay Jewelry's net sales for the preceding fiscal year and also allow distributions to the Company to enable it to make interest payments on the Senior Debentures. The amounts required to satisfy the aggregate of Finlay's interest expense and required amortization payments totaled $15.7 million and $16.3 million for the thirty-nine weeks ended October 31, 1998 and October 30, 1999, respectively.

Year 2000

     Many of Finlay's computer systems, software products, other systems using embedded chips ("non-information technology systems") and third party systems, accepted only two entries in the date field to distinguish the year. Beginning in the year 2000, these date fields will need to accept four digit entries, or properly handle two digit entries, to distinguish 21st century dates from 20th century dates. As a result, Finlay's date critical functions would be adversely affected unless the computer systems and software products of both Finlay and significant third parties were year 2000 compliant.

     A comprehensive plan was prepared so that all systems critical to the operation of the Company would be year 2000 compliant. The plan was structured into five primary phases: identification, assessment, remediation, testing and implementation. The Company has completed all phases and has implemented all remediated applications. The Company continues to conduct general systems testing as well as testing of specific year 2000 scenarios in an effort to verify that the systems are year 2000 compliant.

     Finlay used a combination of internal and external resources to execute its year 2000 project plan. The Company estimates that the costs related to its year 2000 efforts will total approximately $4.0 million, of which a total of approximately $3.9 million has been spent through October 30, 1999 ($1.9 million in fiscal 1998 and $2.0 million in fiscal 1999). The Company has funded the year 2000 costs through operating cash flows.

     The Company has formally communicated with its host stores, vendors and other third parties to determine the extent to which the Company may be vulnerable to the failure of their systems and to obtain year 2000 compliance certification. To date, none of the third parties contacted have raised year 2000 issues which the Company believes would have a material adverse effect on Finlay.

     Management expects that with the successful implementation of the year 2000 project, the year 2000 issue will not pose significant operational problems. Although the Company has implemented its remediated applications and completed its year 2000 plan, there can be no assurance that Finlay's systems and software will not experience year 2000 related issues, or that Finlay will not incur significant unforeseen additional expenses to address any such issues. The consequences of a disruption of the Company's operations, whether caused by the Company's internal systems or those of any significant third party, could have a material adverse effect on the Company's financial position or results of operations. The likely worst case scenario may be an inability to distribute merchandise to the Company's departments and to process its daily business for some period of time. The lost revenues, if any, resulting from a worst case scenario would depend on the time period in which the failure goes uncorrected and the difficulty to remediate such failure.

     Management recognizes the importance of developing a contingency plan in the event of a year 2000 failure. The Company has assessed the potential effects of a year 2000 related failure and, to the extent deemed appropriate, has identified tasks necessary to address such effects in its contingency plan. In addition, progress reports on the year 2000 project continue to be presented regularly to senior management and the Company's Board of Directors.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company is exposed to market risk primarily through the interest rate on its borrowings under the Revolving Credit Agreement, which has a variable interest rate. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. In addition, the majority of the Company's borrowings are under fixed rate arrangements, and as such, there was no material market risk exposure to the Company's financial position, results of operations or cash flows as of January 30, 1999 or October 30, 1999.

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




Date: December 10, 1999               FINLAY ENTERPRISES, INC.

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