Form 10-Q
period 2000-07-29
FINLAY ENTERPRISES INC /DE
filed 2000-09-11
CIK 878731

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended July 29, 2000
                                              -------------

                                       or

         ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from _________ to __________

                         Commission File Number: 0-25716



                            FINLAY ENTERPRISES, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                      13-3492802
-------------------------------                       ---------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)



      529 Fifth Avenue, New York, NY                         10017
------------------------------------------                 ----------
 (Address of principal executive offices)                  (zip code)


                                 (212) 808-2800
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   _X_                   No ____

As of September 8, 2000, there were 10,427,353 shares of common stock, par value $.01 per share, of the Registrant outstanding.

                             FINLAY ENTERPRISES, INC

                                    FORM 10-Q

                      QUARTERLY PERIOD ENDED JULY 29, 2000

                                      INDEX

                                                                                                         PAGE(S)
                                                                                                         -------
PART I - FINANCIAL INFORMATION

         Item 1.           Consolidated Financial Statements (Unaudited)

                           Consolidated Statements of Operations for the thirteen weeks and twenty-six weeks ended July 31, 1999 and July 29, 2000..............................1

                           Consolidated Balance Sheets as of January 29, 2000 and July 29, 2000................3

                           Consolidated Statements of Changes in Stockholders' Equity for the year ended January 29, 2000 and twenty-six weeks ended July 29, 2000.....................4

                           Consolidated Statements of Cash Flows for the thirteen weeks and twenty-six weeks ended July 31, 1999 and July 29, 2000..............................5

                           Notes to Consolidated Financial Statements..........................................7

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations......................................13

         Item 3.           Quantitative and Qualitative Disclosures about Market Risk.........................19


PART II - OTHER INFORMATION

         Item 4.           Submission of Matters to a Vote of Security Holders................................20

         Item 6.           Exhibits and Reports on Form 8-K...................................................20

SIGNATURES....................................................................................................22

PART I - FINANCIAL INFORMATION
  Item 1. Consolidated Financial Statements

                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                      THIRTEEN WEEKS ENDED
                                                                               ------------------------------------
                                                                                  JULY 31,             JULY 29,
                                                                                    1999                 2000
                                                                               ---------------      ---------------

Sales....................................................................      $    183,367         $    211,229
Cost of sales............................................................            90,438              105,050
                                                                               ---------------      ---------------
    Gross margin.........................................................            92,929              106,179
Selling, general and administrative expenses.............................            81,770               91,759
Depreciation and amortization............................................             4,276                4,378
                                                                               ---------------      ---------------
    Income (loss) from operations........................................             6,883               10,042
Interest expense, net....................................................             7,427                7,825
                                                                               ---------------      ---------------
    Income (loss) before income taxes....................................              (544)               2,217
Provision (benefit) for income taxes.....................................                99                1,145
                                                                               ---------------      ---------------
    Net income (loss)....................................................      $       (643)        $      1,072
                                                                               ===============      ===============

Net income (loss) per share applicable to common shares:

       Basic net income (loss) per share.................................      $      (0.06)        $       0.10
                                                                               ===============      ===============
       Diluted net income (loss) per share...............................      $      (0.06)        $       0.10
                                                                               ===============      ===============
Weighted average shares and share equivalents outstanding................        10,412,762           10,507,957
                                                                               ===============      ===============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                     TWENTY-SIX WEEKS ENDED
                                                                               ------------------------------------

                                                                                  JULY 31,             JULY 29,
                                                                                    1999                 2000
                                                                               ---------------      ---------------

Sales....................................................................      $    351,746         $    389,843
Cost of sales............................................................           172,357              192,386
                                                                               ---------------      ---------------
    Gross margin.........................................................           179,389              197,457
Selling, general and administrative expenses.............................           161,674              174,495
Depreciation and amortization............................................             8,476                8,582
                                                                               ---------------      ---------------
    Income (loss) from operations........................................             9,239               14,380
Interest expense, net....................................................            14,433               14,722
                                                                               ---------------      ---------------
    Income (loss) before income taxes ...................................            (5,194)                (342)
Provision (benefit) for income taxes.....................................            (1,463)                 358
                                                                               ---------------      ---------------
    Net income (loss)....................................................      $     (3,731)        $       (700)
                                                                               ===============      ===============
Net income (loss) per share applicable to common shares:
       Basic net income (loss) per share.................................      $      (0.36)        $      (0.07)
                                                                               ===============      ===============
       Diluted net income (loss) per share...............................      $      (0.36)        $      (0.07)
                                                                               ===============      ===============
Weighted average shares and share equivalents outstanding................        10,409,750           10,421,638
                                                                               ===============      ===============






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                        (UNAUDITED)
                                                                                     JANUARY 29,         JULY 29,
                                                                                         2000              2000
                                                                                     -------------     --------------
                                      ASSETS
Current assets
  Cash and cash equivalents....................................................      $    35,107       $     4,853
  Accounts receivable - department stores......................................           22,574            37,349
  Other receivables............................................................           31,075            34,801
  Merchandise inventories......................................................          279,336           309,679
  Prepaid expenses and other...................................................            2,083             4,262
                                                                                     -------------     --------------
     Total current assets......................................................          370,175           390,944
                                                                                     -------------     --------------
Fixed assets

  Equipment, fixtures and leasehold improvements...............................          110,017           118,134
  Less - accumulated depreciation and amortization.............................           40,439            43,984
                                                                                     -------------     --------------
     Fixed assets, net.........................................................           69,578            74,150
                                                                                     -------------     --------------
Deferred charges and other assets..............................................           20,484            20,389
Goodwill.......................................................................           96,805            96,676
                                                                                     -------------     --------------
     Total assets..............................................................      $   557,042       $   582,159
                                                                                     =============     ==============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Notes payable................................................................      $     -           $    87,558
  Accounts payable - trade.....................................................          149,799            91,198
  Accrued liabilities:
     Accrued salaries and benefits.............................................           23,094            19,724
     Accrued miscellaneous taxes...............................................            6,296             2,369
     Accrued interest..........................................................            5,321             5,826
     Other.....................................................................           19,729            21,783
  Income taxes payable.........................................................            6,668             7,501
  Deferred income taxes........................................................            1,681             1,559
                                                                                     -------------     --------------
     Total current liabilities.................................................          212,588           237,518
Long-term debt.................................................................          225,000           225,000
Other non-current liabilities..................................................           10,654            11,419
                                                                                     -------------     --------------
     Total liabilities.........................................................          448,242           473,937
                                                                                     -------------     --------------
Stockholders' equity

  Common Stock, par value $.01 per share; authorized 25,000,000 shares;
     issued and outstanding 10,416,353 and 10,427,353 shares, respectively.....              104               104
  Additional paid-in capital ..................................................           77,194            77,316
  Retained earnings (deficit)..................................................           31,502            30,802
                                                                                     -------------     --------------
     Total stockholders' equity................................................          108,800           108,222
                                                                                     -------------     --------------
     Total liabilities and stockholders' equity................................      $   557,042       $   582,159
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

                            FINLAY ENTERPRISES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                          COMMON STOCK                                  FOREIGN
                                       -------------------    ADDITIONAL   RETAINED     CURRENCY        TOTAL
                                        NUMBER                 PAID-IN     EARNINGS   TRANSLATION    STOCKHOLDERS'
                                       OF SHARES   AMOUNT      CAPITAL     (DEFICIT)   ADJUSTMENT      EQUITY
                                       ----------  ------    ----------   ---------   -----------   ------------
Balance, January 30, 1999........      10,403,353  $  104    $   77,057   $  27,439    $  (4,789)    $  99,811
  Net income (loss)..............           -          -           -          4,063          -           4,063
  Foreign currency translation
     adjustment..................           -          -           -           -           4,789         4,789
  Exercise of stock options......          13,000      -            137        -             -             137
                                       ----------  ------    ----------   ---------   -----------   ------------
Balance, January 29, 2000 .......      10,416,353     104        77,194      31,502          -         108,800
  Net income (loss)..............           -          -           -           (700)         -            (700)
  Exercise of stock options......          11,000      -            122        -             -             122
                                       ----------  ------    ----------   ---------   -----------   ------------
Balance, July 29, 2000
  (unaudited)....................      10,427,353  $  104    $   77,316   $  30,802    $     -       $ 108,222
                                       ==========  ======    ==========   =========   ===========   ============






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                            THIRTEEN WEEKS ENDED
                                                                                        ------------------------------
                                                                                         JULY 31,          JULY 29,
                                                                                           1999              2000
                                                                                        ------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)..............................................................       $     (643)      $     1,072
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization..................................................            4,575             4,682
  Other, net.....................................................................              401               229
  Changes in operating assets and liabilities:
     (Increase) decrease in accounts and other receivables.......................           (4,523)            1,563
     Decrease in merchandise inventories.........................................           10,469            10,519
     Increase in prepaid expenses and other......................................             (212)              (36)
     Decrease in accounts payable and accrued liabilities........................          (36,072)          (18,619)
                                                                                        ------------     -------------
        NET CASH USED IN OPERATING ACTIVITIES....................................          (26,005)             (590)
                                                                                        ------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and leasehold improvements....................           (4,038)           (3,908)
  Deferred charges and other.....................................................           (2,932)             (521)
  Proceeds from sale of outlet assets............................................                -               752
                                                                                        ------------     -------------
        NET CASH USED IN INVESTING ACTIVITIES....................................           (6,970)           (3,677)
                                                                                        ------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility........................................          169,030           159,813
  Principal payments on revolving credit facility................................         (135,378)         (158,864)
  Stock options exercised .......................................................               64                77
                                                                                        ------------     -------------
        NET CASH PROVIDED FROM FINANCING ACTIVITIES..............................           33,716             1,026
                                                                                        ------------     -------------
        EFFECT OF EXCHANGE RATE CHANGES ON CASH..................................               48               133
                                                                                        ------------     -------------
        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........................              789            (3,108)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...................................            3,851             7,961
                                                                                        ------------     -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD.........................................       $    4,640       $     4,853
                                                                                        ============     =============
Supplemental disclosure of cash flow information:
  Interest paid..................................................................       $   11,910       $    12,380
  Income taxes paid (received)...................................................            2,742                83



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           TWENTY-SIX WEEKS ENDED
                                                                                        ------------------------------
                                                                                         JULY 31,          JULY 29,
                                                                                           1999              2000
                                                                                        ------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)..............................................................       $   (3,731)      $      (700)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization..................................................            9,080             9,192
  Other, net.....................................................................              957             1,056
  Changes in operating assets and liabilities, net of effect from purchase of
       J.B. Rudolph assets (Note 6):
     Increase in accounts and other receivables..................................          (23,824)          (25,287)
     (Increase) decrease in merchandise inventories..............................              507           (14,060)
     Increase in prepaid expenses and other......................................           (1,322)           (2,190)
     Decrease in accounts payable and accrued liabilities........................          (94,196)          (63,626)
                                                                                        ------------     -------------
        NET CASH USED IN OPERATING ACTIVITIES....................................         (112,529)          (95,615)
                                                                                        ------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and leasehold improvements....................           (7,915)           (7,741)
  Deferred charges and other.....................................................           (5,213)           (1,075)
  Proceeds from sale of Sonab assets.............................................                -             6,792
  Proceeds from sale of outlet assets............................................                -               752
  Payment for purchase of J.B. Rudolph assets....................................                -           (20,605)
                                                                                        ------------     -------------
        NET CASH USED IN INVESTING ACTIVITIES....................................          (13,128)          (21,877)
                                                                                        ------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility........................................          355,006           362,732
  Principal payments on revolving credit facility................................         (242,069)         (275,174)
  Stock options exercised........................................................              121               122
                                                                                        ------------     -------------
        NET CASH PROVIDED FROM FINANCING ACTIVITIES..............................          113,058            87,680
                                                                                        ------------     -------------
        EFFECT OF EXCHANGE RATE CHANGES ON CASH..................................              (89)             (442)
                                                                                        ------------     -------------
        DECREASE IN CASH AND CASH EQUIVALENTS....................................          (12,688)          (30,254)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...................................           17,328            35,107
                                                                                        ------------     -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD.........................................       $    4,640       $     4,853
                                                                                        ============     =============
Supplemental disclosure of cash flow information:
  Interest paid..................................................................       $   13,584       $    13,607
  Income taxes paid (received)...................................................             (527)            2,746


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Finlay Enterprises, Inc. (the "Company" or the "Registrant"), and its wholly owned subsidiary, Finlay Fine Jewelry Corporation and its wholly owned subsidiaries ("Finlay Jewelry"), have been prepared in accordance with generally accepted accounting principles for interim financial information. References to "Finlay" mean collectively, the Company and Finlay Jewelry. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of July 29, 2000, and the results of operations and cash flows for the thirteen weeks and twenty-six weeks ended July 31, 1999 and July 29, 2000. Due to the seasonal nature of the business, results for interim periods are not indicative of annual results. The unaudited consolidated financial statements have been prepared on a basis consistent with that of the audited consolidated financial statements as of January 29, 2000 referred to below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission").

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

                                         THIRTEEN WEEKS ENDED                                  TWENTY-SIX WEEKS ENDED
                            -------------------------------------------------   ---------------------------------------------------
                                 JULY 31, 1999            JULY 29, 2000             JULY 31, 1999              JULY 29, 2000
                            ------------------------ ------------------------   ------------------------ --------------------------
Weighted average shares
  outstanding...........     10,412,762   $  (0.06)    10,423,571   $   0.10     10,409,750   $  (0.36)    10,421,638   $  (0.07)
Dilutive stock options..          -           -            84,386        -            -           -             -            -
                            ------------ ----------- ------------- ----------   ------------ ----------- ------------- ------------
Weighted average shares
  and share equivalents.     10,412,762   $  (0.06)    10,507,957   $   0.10     10,409,750   $  (0.36)    10,421,638   $  (0.07)
                            ============ =========== ============= ==========   ============ =========== ============= ============

     In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This Statement requires disclosure of comprehensive income, defined as the total of net income and all other nonowner changes in equity, which under generally accepted accounting principles, are recorded directly to the stockholders' equity section of the consolidated balance sheet and, therefore, bypass net income. In 1999, the only nonowner change in equity related to the foreign currency translation adjustment. For the thirteen weeks and twenty-six weeks ended July 31, 1999, the comprehensive loss was $0.3 million and $6.3 million, respectively. In 2000, there were no such adjustments and, therefore, comprehensive income (loss) was the same as the Company's net income (loss).

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

NOTE 3 - MERCHANDISE INVENTORIES

     Merchandise inventories consisted of the following:

                                                                                                    (UNAUDITED)
                                                                            JANUARY 29,              JULY 29,
                                                                               2000                    2000
                                                                          ----------------       ------------------
                                                                                       (IN THOUSANDS)
   Jewelry goods - rings, watches and other fine jewelry
       (specific identification basis)...............................      $    283,717             $    314,746
   Less:  Excess of specific identification cost over LIFO
       inventory value...............................................             4,381                    5,067
                                                                          ----------------       ------------------
                                                                           $    279,336             $    309,679
                                                                          ================       ==================

     The LIFO method had the effect of increasing the loss before income taxes for the thirteen weeks ended July 31, 1999 by $98,000 and decreasing the income before income taxes for the thirteen weeks ended July 29, 2000 by $599,000. The effect of applying the LIFO method for the twenty-six weeks ended July 31, 1999 and July 29, 2000 was to increase the loss before income taxes by $191,000 and $687,000, respectively. Finlay determines its LIFO inventory value by utilizing selected producer price indices published for jewelry and watches by the Bureau of Labor Statistics.

     Approximately $329,850,000 and $360,910,000 at January 29, 2000 and July 29, 2000, respectively, of merchandise received on consignment has been excluded from Merchandise inventories and Accounts payable-trade in the accompanying Consolidated Balance Sheets.

     Finlay Jewelry is party to a gold consignment agreement (the "Gold Consignment Agreement"), which expires on December 31, 2001. The Gold Consignment Agreement enables Finlay Jewelry to receive merchandise by providing gold, or otherwise making payment, to certain vendors who supply Finlay with merchandise on consignment. While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to the gold consignor. Finlay Jewelry can obtain, pursuant to the Gold Consignment Agreement, up to the lesser of (i) 105,000 fine troy ounces or (ii) $32,000,000 worth of gold, subject to a formula as prescribed by the Gold Consignment
Agreement. At July 29, 2000, amounts outstanding under the Gold Consignment Agreement totaled 102,339 fine troy ounces, valued at approximately $28.3 million. For financial statement purposes, the consigned gold is not included in Merchandise inventories on the Company's Consolidated Balance Sheets and, therefore, no related liability has been recorded.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - MERCHANDISE INVENTORIES (continued)

     The cost to Finlay of gold merchandise sold on consignment in some cases is not fixed until the sale is reported to the vendor or to the gold consignor in the case of merchandise sold pursuant to the Gold Consignment Agreement. Finlay at times enters into futures contracts, such as options or forwards, based upon the anticipated sales of gold product, to hedge against the risk arising from those payment arrangements. Changes in the market value of futures contracts are accounted for as an addition to or reduction from the inventory cost. At January 29, 2000, the Company had two open positions in futures contracts for gold totaling 25,000 fine troy ounces, valued at $7.3 million, which expired during the first quarter of 2000. At July 29, 2000, the Company had several open positions in futures contracts for gold totaling 49,000 fine troy ounces, valued at $13.6 million, which expire during the fall of 2000.

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

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LEASE AGREEMENTS (continued)

     The store leases provide for the payment of fees based on sales, plus, in some instances, installment payments for fixed assets. Lease expense, included in Selling, general and administrative expenses, is as follows:

                                         THIRTEEN WEEKS ENDED                 TWENTY-SIX WEEKS ENDED
                                   ---------------------------------     ---------------------------------
                                      JULY 31,          JULY 29,           JULY 31,           JULY 29,
                                        1999              2000               1999               2000
                                   ---------------    --------------     --------------    ---------------
                                                               (IN THOUSANDS)
     Minimum fees..............    $      4,475       $      3,259       $      8,638      $      6,023
     Contingent fees...........          25,576             31,667             49,009            58,130
                                   ---------------    --------------     --------------    ---------------
       Total...................    $     30,051       $     34,926       $     57,647      $     64,153
                                   ===============    ==============     ==============    ===============

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

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - DOMESTIC OPERATIONS UNAUDITED PROFORMA FINANCIAL INFORMATION

     The following tables present proforma domestic statement of operations for the thirteen weeks and twenty-six weeks ended July 31, 1999, which reflects the Company's domestic operations only and excludes the operating results of Sonab. Refer to Note 5 for additional information regarding the disposition and close-down of Sonab. In addition, the Company's actual results of operations for the thirteen weeks and twenty-six weeks ended July 29, 2000 are shown for comparative purposes.

IN THOUSANDS, EXCEPT SHARE
AND PER SHARE AMOUNTS
(UNAUDITED)

                                                                          THIRTEEN WEEKS ENDED
                                                  ------------------------------------------------------------------------
                                                            JULY 31, 1999                          JULY 29, 2000
                                                              PROFORMA                                 ACTUAL
                                                  ----------------------------------      --------------------------------
Sales........................................        $     176,316           100.0%         $     211,229         100.0%
Cost of sales................................               86,621            49.1                105,050          49.7
                                                    ---------------        ---------       ---------------        -------
  Gross margin...............................               89,695            50.9                106,179          50.3
Selling, general and administrative
  expenses...................................               77,783            44.1                 91,759          43.4
Depreciation and amortization................                4,109             2.4                  4,378           2.1
                                                    ---------------        ---------       ---------------        -------
   Income (loss) from operations.............                7,803             4.4                 10,042           4.8
Interest expense, net........................                6,921             3.9                  7,825           3.7
                                                    ---------------        ---------       ---------------        -------
   Income (loss) before income taxes.........                  882             0.5                  2,217           1.1
Provision (benefit) for income taxes.........                  659             0.4                  1,145           0.6
                                                    ---------------        ---------       ---------------        -------
   Net income (loss).........................        $         223             0.1%         $       1,072           0.5%
                                                    ===============        =========       ===============        =======
Net income (loss) per share
 applicable to common shares:
   Basic net income (loss) per share.........        $        0.02                          $        0.10
                                                    ===============                        ===============
   Diluted net income (loss) per share.......        $        0.02                          $        0.10
                                                    ===============                        ===============
Weighted average shares and share equivalents
  outstanding................................           10,518,959                             10,507,957
                                                    ===============                        ===============

NOTE 7 - DOMESTIC OPERATIONS UNAUDITED PROFORMA FINANCIAL
         INFORMATION (continued)

IN THOUSANDS, EXCEPT SHARE
AND PER SHARE AMOUNTS
(UNAUDITED)

                                                                         TWENTY-SIX WEEKS ENDED
                                                   -----------------------------------------------------------------
                                                            JULY 31, 1999                       JULY 29, 2000
                                                              PROFORMA                              ACTUAL
                                                   ----------------------------         ----------------------------

Sales........................................      $    338,967          100.0%         $     389,843         100.0%
Cost of sales................................           165,518           48.8                192,386          49.3
                                                   -------------       ----------       --------------      ---------
  Gross margin...............................           173,449           51.2                197,457          50.7
Selling, general and administrative
  expenses ..................................           153,927           45.4                174,495          44.8
Depreciation and amortization................             8,133            2.4                  8,582           2.2
                                                   -------------       ----------       --------------      ---------
   Income (loss) from operations.............            11,389            3.4                 14,380           3.7
Interest expense, net........................            13,289            3.9                 14,722           3.8
                                                   -------------       ----------       --------------      ---------
   Income (loss) before income taxes.........            (1,900)          (0.5)                  (342)         (0.1)
Provision (benefit) for income taxes.........              (168)           -                      358           0.1
                                                   -------------       ----------       --------------      ---------
   Net income (loss).........................      $     (1,732)          (0.5)%        $        (700)         (0.2)%
                                                   =============       ==========       ==============      =========
Net income (loss) per share
 applicable to common shares:................
   Basic net income (loss) per share.........      $      (0.17)                        $       (0.07)
                                                   =============                        ==============
   Diluted net income (loss) per share.......      $      (0.17)                        $       (0.07)
                                                   =============                        ==============
Weighted average shares and share equivalents
  outstanding................................        10,409,750                            10,421,638
                                                   =============                        ==============

PART I - FINANCIAL INFORMATION
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth operating results as a percentage of sales for the periods indicated:

STATEMENTS OF OPERATIONS DATA
(UNAUDITED)

                                                                    THIRTEEN WEEKS ENDED             TWENTY-SIX WEEKS ENDED
                                                                 ----------------------------     -----------------------------
                                                                  JULY 31,         JULY 29,        JULY 31,          JULY 29,
                                                                    1999             2000            1999              2000
                                                                 -----------      -----------     -----------       -----------
Sales......................................................        100.0%           100.0%          100.0%            100.0%
Cost of sales..............................................         49.3             49.7            49.0              49.3
                                                                 -----------      -----------     -----------       -----------
    Gross margin...........................................         50.7             50.3            51.0              50.7
Selling, general and administrative expenses...............         44.6             43.4            46.0              44.8
Depreciation and amortization..............................          2.3              2.1             2.4               2.2
                                                                 -----------      -----------     -----------       -----------
    Income (loss) from operations..........................          3.8              4.8             2.6               3.7
Interest expense, net......................................          4.1              3.7             4.1               3.8
                                                                 -----------      -----------     -----------       -----------
    Income (loss) before income taxes......................         (0.3)             1.1            (1.5)             (0.1)
Provision (benefit) for income taxes.......................          0.1              0.6            (0.4)              0.1
                                                                 -----------      -----------     -----------       -----------
    Net income (loss)......................................         (0.4)%            0.5%           (1.1)%            (0.2)%
                                                                 ===========      ===========     ===========       ===========

THIRTEEN WEEKS ENDED JULY 29, 2000 COMPARED WITH THIRTEEN WEEKS ENDED JULY 31, 1999

     SALES. Sales for the thirteen weeks ended July 29, 2000 increased $27.9 million, or 15.2%, over the comparable period in 1999. On a domestic basis, sales increased $34.9 million, or 19.8%, over the 1999 period. Comparable department sales (departments open for the same months during comparable periods) increased 7.8%. Management attributes this increase in the comparable department sales to the following initiatives: (i) emphasizing its "Key Item" and "Best Value" merchandising programs, which provide a targeted assortment of items at competitive prices; (ii) increasing focus on holiday and event-driven promotions as well as host store marketing programs; and (iii) positioning the Company's departments as a "destination location" for fine jewelry. Sales from the operation of net new departments contributed $13.6 million, primarily relating to the J.B. Rudolph Acquisition offset by the sale and closure of Sonab at the end of 1999.

     During the thirteen weeks ended July 29, 2000, Finlay opened two departments and closed seven departments. The openings and closings were all within existing store groups. The closings included six of the Company's outlet stores, which were sold in May 2000.

     GROSS MARGIN. Gross margin for the period increased by $13.3 million, primarily as a result of the sales increase. As a percentage of sales, gross margin decreased by 0.4%. On a domestic basis, gross margin as a percentage of sales decreased by 0.6% primarily attributable to (i) management's efforts to increase market penetration and market share through its pricing strategy, (ii) intensified promotional activity by the host stores, including an increased usage of in-store coupons and (iii) an increase in the LIFO provision of $0.5 million.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") increased $10.0 million, or 12.2%, due primarily to payroll expense and lease fees associated with the increase in the Company's sales. SG&A as a percentage of sales decreased by 1.2%, and on a domestic basis by 0.7%, as a result of the leveraging of these expenses. In addition, expenses related to the Company's year 2000 remediation project totaled approximately $1.2 million for the thirteen weeks ended July 31, 1999. There were no such expenses recorded in the current year's quarter.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by $0.1 million, reflecting an increase in capital expenditures and capitalized software costs for the most recent twelve months, offset by the effect of certain assets becoming fully depreciated as well as the disposition and write-off of Sonab's fixed assets. On a domestic basis, depreciation and amortization increased by $0.3 million. The increase in fixed assets was due to the addition of new departments, the renovation of existing departments and the inclusion of the cost of fixed assets acquired in connection with the J.B. Rudolph Acquisition.

     INTEREST EXPENSE, NET. Interest expense increased by $0.4 million primarily due to a higher weighted average interest rate (8.5% for the 2000 period compared to 8.0% for the comparable period in 1999) offset slightly by a decrease in average borrowings ($336.6 million for the period in 2000 compared to $339.0 million for the comparable period in 1999).

     PROVISION (BENEFIT) FOR INCOME TAXES. The income tax provision for the 2000 and 1999 periods reflects an effective tax rate of 40.5%.

     NET INCOME (LOSS). The net income of $1.1 million for the 2000 period was $1.7 million higher than the net loss in the prior period as a result of the factors discussed above. On a domestic basis, the net income for the 2000 period was $0.8 million higher than the net income in the prior period, which totaled $0.2 million.

TWENTY-SIX WEEKS ENDED JULY 29, 2000 COMPARED WITH TWENTY-SIX WEEKS ENDED JULY 31, 1999

     SALES. Sales for the twenty-six weeks ended July 29, 2000 increased $38.1 million, or 10.8%, over the comparable period in 1999. On a domestic basis, sales increased $50.9 million, or 15.0%, over the 1999 period. Comparable department sales increased 6.3%. Management attributes this increase in the comparable department sales primarily to the "Key Item" and "Best Value" merchandising programs and to the marketing initiatives discussed above. Sales from the operation of net new departments contributed $15.9 million, primarily relating to the J.B. Rudolph Acquisition and the net effect of new store openings and closings offset by the sale and closure of Sonab at the end of 1999.

     During the twenty-six weeks ended July 29, 2000, Finlay opened 68 departments and closed 14 departments. The openings included 57 departments as a result of the J.B. Rudolph Acquisition, including 23 departments in Bloomingdale's, 13 departments in Dayton's and 21 departments in Hudson's, seven departments as a result of May's acquisition of ZCMI and four departments within existing store groups. The closings were all within existing store groups, including six of the Company's outlet stores which were sold in May 2000.

     GROSS MARGIN. Gross margin for the period increased by $18.1 million, primarily as a result of the sales increase. As a percentage of sales, gross margin decreased by 0.3%. On a domestic basis, gross margin as a percentage of sales decreased by 0.5% primarily attributable to (i) management's efforts to increase market penetration and market share through its pricing strategy, (ii) intensified promotional activity by the host stores, including an increased usage of in-store coupons and (iii) an increase in the LIFO provision of $0.5 million.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A increased $12.8 million, or 7.9%, due primarily to payroll expense and lease fees associated with the increase in the Company's sales. SG&A as a percentage of sales decreased by 1.2%, and on a domestic basis by 0.6%, as a result of the leveraging of these expenses. In addition, expenses related to the Company's year 2000 remediation project totaled approximately $1.7 million for the twenty-six weeks ended July 31, 1999. There were no such expenses recorded in the current year.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by $0.1 million, reflecting an increase in capital expenditures and capitalized software costs for the most recent twelve months, offset by the effect of certain assets becoming fully depreciated as well as the disposition and write-off of Sonab's fixed assets. On a domestic basis, depreciation and amortization increased by $0.4 million. The increase in fixed assets was due to the addition of new departments, the renovation of existing departments and the inclusion of the cost of fixed assets acquired in connection with the J.B. Rudolph Acquisition.

     INTEREST EXPENSE, NET. Interest expense increased by $0.3 million primarily due to a higher weighted average interest rate (8.5% for the 2000 period compared to 8.1% for the comparable period in 1999) offset by a decrease in average borrowings ($312.6 million for the period in 2000 compared to $322.0 million for the comparable period in 1999).

     PROVISION (BENEFIT) FOR INCOME TAXES. The income tax provision for the 2000 and 1999 periods reflects an effective tax rate of 40.5%.

     NET INCOME (LOSS). The net loss of $0.7 million for the 2000 period was $3.0 million lower than the net loss in the prior period as a result of the factors discussed above. On a domestic basis, the net loss for the 2000 period was $1.0 million lower than the net loss in the prior period, which totaled $1.7 million.

LIQUIDITY AND CAPITAL RESOURCES

     Finlay's primary capital requirements are for funding working capital for new departments and for working capital growth of existing departments and, to a lesser extent, capital expenditures for opening new departments, renovating existing departments and information technology investments. For the twenty-six weeks ended July 31, 1999 and July 29, 2000, capital expenditures totaled $7.9 million and $7.7 million (exclusive of the fixed assets acquired in the J.B. Rudolph Acquisition), respectively. For 1999, capital expenditures totaled $15.0 million and for 2000 are estimated to be approximately $15.0 million, exclusive of the fixed assets acquired in the J.B. Rudolph Acquisition. Although capital expenditures are limited by the terms of the Revolving Credit Agreement, to date this limitation has not precluded the Company from satisfying its capital expenditure requirements.

     Finlay's operations substantially preclude customer receivables and in recent years, on average, approximately 50% of Finlay's domestic merchandise has been carried on consignment. Accordingly, management believes that relatively modest levels of working capital are required in comparison to many other retailers. The Company's working capital balance was $153.4 million at July 29, 2000, a decrease of $4.2 million from January 29, 2000. The decrease resulted primarily from the impact of the interim net loss, exclusive of depreciation and amortization, and capital expenditures. Based on the seasonal nature of Finlay's business, working capital requirements and therefore borrowings under the Revolving Credit Agreement can be expected to increase on an interim basis during the first three quarters of any given fiscal year. See "--Seasonality".

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

     In each year, Finlay is required to reduce the outstanding revolving credit balance and letter of credit balance under the Revolving Credit Agreement to $50.0 million or less and $20.0 million or less, respectively, for a 30 consecutive day period (the "Balance Reduction Requirement"). Borrowings under the Revolving Credit Agreement at July 29, 2000 were $87.6 million, compared to a zero balance at January 29, 2000 and $112.9 million at July 31, 1999. The average amounts outstanding under the Revolving Credit Agreement were $97.0 million and $87.6 million for the twenty-six weeks ended July 31, 1999 and July 29, 2000, respectively. The maximum amount outstanding for the twenty-six weeks ended July 29, 2000 was $131.8 million.

     The J.B. Rudolph Acquisition did not require significant additional working capital with respect to the operation of the former J.B. Rudolph departments because Finlay purchased the inventory of those J.B. Rudolph departments which it acquired. On a going-forward basis, inventory purchases for the former J.B. Rudolph departments will be financed in part by trade payables combined with the utilization of consignment inventory. Finlay financed the J.B. Rudolph Acquisition with borrowings under its Revolving Credit Agreement.

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

     Finlay's long-term needs for external financing will depend on its rate of growth, the level of internally generated funds and the ability to continue obtaining substantial amounts of merchandise on advantageous terms, including consignment arrangements with its vendors. For 1999, Finlay had an average balance of consignment merchandise of $329.9 million from approximately 300 vendors as compared to an average balance of $283.8 million in 1998. As of July 29, 2000, $360.9 million of consignment merchandise was on hand as compared to $308.4 million at July 31, 1999.

     A substantial amount of Finlay's operating cash flow has been used or will be required to pay interest, directly or indirectly, with respect to the Company's 9% Senior Debentures due May 1, 2008 (the "Senior Debentures"), Finlay Jewelry's 8 3/8 Senior Notes due May 1, 2008 (the "Senior Notes") and amounts due under the Revolving Credit Agreement, including the payments required pursuant to the

Balance Reduction Requirement. As of July 29, 2000, Finlay's outstanding borrowings were $312.6 million, which included a $75.0 million balance under the Senior Debentures, a $150.0 million balance under the Senior Notes and an $87.6 million balance under the Revolving Credit Agreement.

     Finlay Jewelry is party to the Gold Consignment Agreement, which expires on December 31, 2001. The Gold Consignment Agreement enables Finlay Jewelry to receive merchandise by providing gold, or otherwise making payment, to certain vendors. Finlay Jewelry can obtain, pursuant to the Gold Consignment Agreement, up to the lesser of (i) 105,000 fine troy ounces or (ii) $32.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At July 29, 2000, amounts outstanding under the Gold Consignment Agreement totaled 102,339 fine troy ounces, valued at approximately $28.3 million. The average amount outstanding under the Gold Consignment Agreement was $23.5 million in 1999.

     The year 2000 issue did not pose significant operational problems to Finlay. Finlay used a combination of internal and external resources to execute its year 2000 project plan. The costs related to Finlay's year 2000 efforts totaled approximately $4.0 million, of which approximately $1.9 million and $2.1 million was spent in 1998 and 1999, respectively. Finlay funded the year 2000 costs through operating cash flows.

     The Company is in the process of implementing several information technology initiatives, including the design and development of a new merchandising system and a point-of-sale system in Finlay's departments. These projects will serve to support future growth of the Company as well as provide improved analysis and reporting capabilities and are expected to be completed by mid-2001. At July 29, 2000, a total of approximately $10.7 million has been expended for software and implementation costs and is included in Deferred charges and other assets. Approximately $4.0 million for hardware and related equipment was expended in 1999 to upgrade Finlay's departments and is reflected in Fixed assets. The Company anticipates it will spend an additional $6-9 million to complete these systems.

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

     From time to time, Finlay enters into futures contracts, such as options or forwards, based upon the anticipated sales of gold product in order to hedge against the risk arising from its payment arrangements. Changes in the market value of futures contracts are accounted for as an addition to or reduction from the inventory cost. For the year ended January 29, 2000, the gain or loss on open futures contracts was not material. At July 29, 2000, the Company had several open positions in futures contracts for gold totaling 49,000 fine troy ounces, valued at $13.6 million, which expire during the fall of 2000. There can be no assurance that these hedging techniques will be successful or that hedging transactions will not adversely affect the Company's results of operations or financial position.

     Finlay believes that, based upon current operations, anticipated growth, and availability under the Revolving Credit Agreement, Finlay Jewelry will, for the foreseeable future, be able to meet its debt service and anticipated working capital obligations, and to make distributions to the Company sufficient to permit the Company to meet its debt service obligations and to pay certain other expenses as they come due. No assurances, however, can be given that Finlay Jewelry's current level of operating results will continue or improve or that Finlay Jewelry's income from operations will continue to be sufficient to permit Finlay Jewelry and the Company to meet their debt service and other obligations. Currently, Finlay Jewelry's principal financing arrangements restrict annual distributions from Finlay Jewelry to the Company to 0.25% of Finlay Jewelry's net sales for the preceding fiscal year and also allow distributions to the Company to enable it to make interest payments on the Senior Debentures. The amounts required to satisfy the aggregate of Finlay Jewelry's interest expense and required amortization payments totaled $10.2 million for each of the twenty-six week periods ended July 31, 1999 and July 29, 2000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk through the interest rate on its borrowings under the Revolving Credit Agreement, which has a variable interest rate. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. In addition, the majority of the Company's borrowings are under fixed rate arrangements. In addition, the Company is exposed to market risk related to changes in the price of gold, and selectively uses forward contracts to manage this risk. The Company enters into forward contracts for the purchase of gold to hedge the risk of gold price fluctuations for future sales of gold consignment merchandise. The Company does not enter into forward contracts or other financial instruments for speculation or trading purposes. The aggregate amount of forward contracts was $13.6 million at July 29, 2000, which expire during the fall of 2000.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of the Stockholders of the Company was held on June 22, 2000, pursuant to notice, at which Messrs. David B. Cornstein, James Martin Kaplan, John D. Kerin and Arthur E. Reiner were re-elected directors of the Company to serve a three-year term in the class of directors whose term expires in 2003. Such members have been elected to serve until the expiration of their respective terms of office and until their successors are duly elected and qualified. At such meeting, votes were cast as follows:

       Name                           Votes for            Votes Withheld
       ----                           ---------            --------------
David B. Cornstein                    9,353,620                1,000
James Martin Kaplan                   9,354,120                 500
John D. Kerin                         9,354,120                 500
Arthur E. Reiner                      8,658,528               696,092

         Messrs. Norman S. Matthews, Warren C. Smith, Jr., Rohit M. Desai, Michael Goldstein and Thomas H. Lee and Ms. Hanne M. Merriman continued to serve as members of the Board of Directors after the meeting.

         In addition, the proposal to amend the Company's 1997 Long Term Incentive Plan to increase by 1,000,000 the number of shares of the Company's common stock available for issuance thereunder was passed with 4,434,365 votes in favor, 4,418,340 votes against and 25 votes abstaining.

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

Date: September 8, 2000              FINLAY ENTERPRISES, INC.

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