Form 10-Q
period 2000-10-28
FINLAY ENTERPRISES INC /DE
filed 2000-12-12
CIK 878731

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        ---    THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended October 28, 2000
                                              ----------------
                                                        or

         __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from _________ to __________

                         Commission File Number: 0-25716



                            FINLAY ENTERPRISES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                   13-3492802
-------------------------------                    -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)



     529 Fifth Avenue, New York, NY                        10017
---------------------------------------                 ----------
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

                           Yes   X                   No ____

As of December 8, 2000, there were 10,427,353 shares of common stock, par value $.01 per share, of the Registrant outstanding.

                             FINLAY ENTERPRISES, INC

                                    FORM 10-Q

                     QUARTERLY PERIOD ENDED OCTOBER 28, 2000

                                      INDEX




PART I - FINANCIAL INFORMATION

                                                                                         PAGE(S)
                                                                                         -------
 Item 1. Consolidated Financial Statements (Unaudited)

         Consolidated Statements of Operations for the thirteen weeks and thirty-nine weeks ended October 30, 1999 and October 28, 2000.......................1

         Consolidated Balance Sheets as of January 29, 2000 and October 28, 2000.............3

         Consolidated Statements of Changes in Stockholders' Equity for the year ended January 29, 2000 and thirty-nine weeks ended October 28, 2000.................4

         Consolidated Statements of Cash Flows for the thirteen weeks and thirty-nine weeks ended October 30, 1999 and October 28, 2000.......................5

         Notes to Consolidated Financial Statements..........................................7

 Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations......................................13

 Item 3. Quantitative and Qualitative Disclosures about Market Risk.........................19


PART II - OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K...................................................20

SIGNATURES..................................................................................21

PART I - FINANCIAL INFORMATION
  ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS



                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                      THIRTEEN WEEKS ENDED
                                                                               ------------------------------------

                                                                                OCTOBER 30,          OCTOBER 28,
                                                                                    1999                 2000
                                                                               ---------------      ---------------

Sales....................................................................      $    175,280         $    189,728
Cost of sales............................................................            86,631               93,233
                                                                               ---------------      ---------------
    Gross margin.........................................................            88,649               96,495
Selling, general and administrative expenses.............................            81,813               86,616
Depreciation and amortization............................................             4,142                4,448
                                                                               ---------------      ---------------
    Income (loss) from operations........................................             2,694                5,431
Interest expense, net....................................................             7,953                8,140
                                                                               ---------------      ---------------
    Income (loss) before income taxes....................................            (5,259)              (2,709)
Provision (benefit) for income taxes.....................................            (1,814)                (850)
                                                                               ---------------      ---------------
    Net income (loss)....................................................      $     (3,445)        $     (1,859)
                                                                               ===============      ===============

Net income (loss) per share applicable to common shares:
       Basic net income (loss) per share.................................      $      (0.33)        $      (0.18)
                                                                               ===============      ===============
       Diluted net income (loss) per share...............................      $      (0.33)        $      (0.18)
                                                                               ===============      ===============
Weighted average shares and share equivalents outstanding................        10,416,142           10,427,511
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

                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                     THIRTY-NINE WEEKS ENDED
                                                                               ------------------------------------

                                                                                OCTOBER 30,          OCTOBER 28,
                                                                                    1999                 2000
                                                                               ---------------      ---------------
Sales....................................................................      $    527,026         $    579,571
Cost of sales............................................................           258,988              285,619
                                                                               ---------------      ---------------
    Gross margin.........................................................           268,038              293,952
Selling, general and administrative expenses.............................           243,487              261,111
Depreciation and amortization............................................            12,618               13,030
                                                                               ---------------      ---------------
    Income (loss) from operations........................................            11,933               19,811
Interest expense, net....................................................            22,386               22,862
                                                                               ---------------      ---------------
    Income (loss) before income taxes ...................................           (10,453)              (3,051)
Provision (benefit) for income taxes.....................................            (3,277)                (492)
                                                                               ---------------      ---------------
    Net income (loss)....................................................      $     (7,176)        $     (2,559)
                                                                               ===============      ===============

Net income (loss) per share applicable to common shares:
       Basic net income (loss) per share.................................      $      (0.69)        $      (0.25)
                                                                               ===============      ===============
       Diluted net income (loss) per share...............................      $      (0.69)        $      (0.25)
                                                                               ===============      ===============
Weighted average shares and share equivalents outstanding................        10,411,880           10,423,595
                                                                               ===============      ===============


 The accompanying notes are an integral part of these consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                        (UNAUDITED)
                                                                                     JANUARY 29,        OCTOBER 28,
                                                                                         2000              2000
                                                                                   -------------     --------------
                                      ASSETS
Current assets
  Cash and cash equivalents....................................................      $    35,107       $     4,076
  Accounts receivable - department stores......................................           22,574            47,011
  Other receivables............................................................           31,075            44,608
  Merchandise inventories......................................................          279,336           350,415
  Prepaid expenses and other...................................................            2,083             3,289
                                                                                     -------------     --------------
     Total current assets......................................................          370,175           449,399
                                                                                     -------------     --------------
Fixed assets
  Equipment, fixtures and leasehold improvements...............................          110,017           122,060
  Less - accumulated depreciation and amortization.............................           40,439            47,200
                                                                                     -------------     --------------
     Fixed assets, net.........................................................           69,578            74,860
                                                                                     -------------     --------------
Deferred charges and other assets..............................................           20,484            20,478
Goodwill.......................................................................           96,805            95,737
                                                                                     =============     ==============
     Total assets..............................................................      $   557,042       $   640,474
                                                                                     =============     ==============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Notes payable................................................................      $     -           $   124,476
  Accounts payable - trade.....................................................          149,799           110,275
  Accrued liabilities:
     Accrued salaries and benefits.............................................           23,094            19,622
     Accrued miscellaneous taxes...............................................            6,296             3,705
     Accrued interest..........................................................            5,321            10,952
     Other.....................................................................           19,729            21,452
  Income taxes payable.........................................................            6,668             5,430
  Deferred income taxes........................................................            1,681             1,566
                                                                                     -------------     --------------
     Total current liabilities.................................................          212,588           297,478
Long-term debt.................................................................          225,000           225,000
Other non-current liabilities..................................................           10,654            11,610
                                                                                     -------------     --------------
     Total liabilities.........................................................          448,242           534,088
                                                                                     -------------     --------------
Stockholders' equity
  Common Stock, par value $.01 per share; authorized 25,000,000 shares;
     issued and outstanding 10,416,353 and 10,429,753 shares, respectively.....              104               104
  Additional paid-in capital ..................................................           77,194            77,339
  Retained earnings ...........................................................           31,502            28,943
                                                                                     -------------     --------------
     Total stockholders' equity................................................          108,800           106,386
                                                                                     -------------     --------------
     Total liabilities and stockholders' equity................................      $   557,042       $   640,474
                                                                                     =============     ==============


 The accompanying notes are an integral part of these consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                         FOREIGN
                                          COMMON STOCK       ADDITIONAL    RETAINED      CURRENCY       TOTAL
                                       ------------------
                                        NUMBER                 PAID-IN     EARNINGS    TRANSLATION   STOCKHOLDERS'
                                       OF SHARES    AMOUNT     CAPITAL     (DEFICIT)    ADJUSTMENT     EQUITY
                                       ----------   ------   -----------   ----------   -----------  -------------
Balance, January 30, 1999........      10,403,353  $  104    $   77,057   $  27,439    $  (4,789)    $  99,811
  Net income (loss)..............           -          -           -          4,063          -           4,063
  Foreign currency translation
     adjustment..................           -          -           -           -           4,789         4,789
  Exercise of stock options......          13,000      -            137        -             -             137
                                       -----------  ------   ----------   ---------    ---------     ---------
Balance, January 29, 2000 .......      10,416,353     104        77,194      31,502          -         108,800
  Net income (loss)..............           -          -           -         (2,559)         -          (2,559)
  Exercise of stock options......          13,400      -            145        -             -             145
                                       -----------  ------   ----------   ---------    ---------     ---------
Balance, October 28, 2000
  (unaudited)....................      10,429,753  $  104    $   77,339   $  28,943    $    -        $ 106,386
                                       =========== ======    ==========   =========    =========     =========



 The accompanying notes are an integral part of these consolidated financial statements.

                                             FINLAY ENTERPRISES, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (IN THOUSANDS)
                                                    (UNAUDITED)

                                                                                            THIRTEEN WEEKS ENDED
                                                                                        ------------------------------
                                                                                        OCTOBER 30,        OCTOBER 28,
                                                                                           1999               2000
                                                                                        ------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)..............................................................       $   (3,445)      $    (1,859)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization..................................................            4,452             4,754
  Other, net.....................................................................              349               298
  Changes in operating assets and liabilities:
     Increase in accounts and other receivables..................................           (8,529)          (19,656)
     Increase in merchandise inventories.........................................          (24,663)          (40,736)
     (Increase) decrease in prepaid expenses and other...........................             (248)              949
     Increase in accounts payable and accrued liabilities........................           22,075            23,420
                                                                                        ------------     -------------
        NET CASH USED IN OPERATING ACTIVITIES....................................          (10,009)          (32,830)
                                                                                        ------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and leasehold improvements....................           (3,650)           (3,955)
  Deferred charges and other................................ ....................           (1,200)             (655)
                                                                                        ------------     -------------
NET CASH USED IN INVESTING ACTIVITIES............................................           (4,850)           (4,610)
                                                                                        ------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility........................................          145,285           173,520
  Principal payments on revolving credit facility................................         (130,824)         (136,602)
  Stock options exercised .......................................................               16                23
                                                                                        ------------     -------------
        NET CASH PROVIDED FROM FINANCING ACTIVITIES..............................           14,477            36,941
                                                                                        ------------     -------------
        EFFECT OF EXCHANGE RATE CHANGES ON CASH..................................              (75)             (278)
                                                                                        ------------     -------------
        DECREASE IN CASH AND CASH EQUIVALENTS....................................             (457)             (777)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...................................            4,640             4,853
                                                                                        ------------     -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD.........................................       $    4,183       $     4,076
                                                                                        ============     =============

Supplemental disclosure of cash flow information:
  Interest paid..................................................................       $    2,745       $     2,708
  Income taxes paid..............................................................            3,006             1,725



 The accompanying notes are an integral part of these consolidated financial statements.

                                             FINLAY ENTERPRISES, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (IN THOUSANDS)
                                                    (UNAUDITED)




                                                                                           THIRTY-NINE WEEKS ENDED
                                                                                        ------------------------------
                                                                                        OCTOBER 30,      OCTOBER 28,
                                                                                           1999              2000
                                                                                        ------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)..............................................................       $   (7,176)      $    (2,559)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization..................................................           13,532            13,946
  Other, net.....................................................................            1,306             1,354
  Changes in operating  assets and  liabilities,  net of effect from purchase of
     J.B. Rudolph assets (Note 6):
     Increase in accounts and other receivables..................................          (32,353)          (44,943)
     Increase in merchandise inventories.........................................          (24,156)          (54,796)
     Increase in prepaid expenses and other......................................           (1,570)           (1,241)
     Decrease in accounts payable and accrued liabilities........................          (72,121)          (40,206)
                                                                                        ------------     -------------
        NET CASH USED IN OPERATING ACTIVITIES....................................         (122,538)         (128,445)
                                                                                        ------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and leasehold improvements....................          (11,565)          (11,696)
  Deferred charges and other.....................................................           (6,413)           (1,730)
  Proceeds from sale of Sonab assets.............................................                -             6,792
  Proceeds from sale of outlet assets............................................                -               752
  Payment for purchase of J.B. Rudolph assets....................................                -           (20,605)
                                                                                        ------------     -------------
        NET CASH USED IN INVESTING ACTIVITIES....................................          (17,978)          (26,487)
                                                                                        ------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility........................................          500,291           536,252
  Principal payments on revolving credit facility................................         (372,893)         (411,776)
  Stock options exercised........................................................              137               145
                                                                                        ------------     -------------
        NET CASH PROVIDED FROM FINANCING ACTIVITIES..............................          127,535           124,621
                                                                                        ------------     -------------
        EFFECT OF EXCHANGE RATE CHANGES ON CASH..................................             (164)             (720)
                                                                                        ------------     -------------
        DECREASE IN CASH AND CASH EQUIVALENTS....................................          (13,145)          (31,031)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...................................           17,328            35,107
                                                                                        ------------     -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD.........................................       $    4,183       $     4,076
                                                                                        ============     =============
Supplemental disclosure of cash flow information:
  Interest paid..................................................................       $   16,329       $    16,315
  Income taxes paid..............................................................            2,479             4,471




The accompanying notes are an integral part of these consolidated financial statements.
                                       6

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Finlay Enterprises, Inc. (the "Company" or the "Registrant"), and its wholly owned subsidiary, Finlay Fine Jewelry Corporation and its wholly owned subsidiaries ("Finlay Jewelry"), have been prepared in accordance with generally accepted accounting principles for interim financial information. References to "Finlay" mean collectively, the Company and Finlay Jewelry. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of October 28, 2000, and the results of operations and cash flows for the thirteen weeks and thirty-nine weeks ended October 30, 1999 and October 28, 2000. Due to the seasonal nature of the business, results for interim periods are not indicative of annual results. The unaudited consolidated financial statements have been prepared on a basis consistent with that of the audited consolidated financial statements as of January 29, 2000 referred to below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission").

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

     Net income (loss) per share has been computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". Basic and diluted net income (loss) per share were calculated using the weighted average number of shares outstanding during each period, with options to purchase Common Stock included in diluted net income (loss) per share, using the treasury stock method, to the extent that such options were dilutive. As the Company had a net loss for the thirteen weeks and thirty-nine weeks ended October 30, 1999 and October 28, 2000, the dilutive stock options outstanding are not considered in the calculation of dilutive net income (loss) per share due to their anti-dilutive effect. As a result, the weighted average number of shares outstanding used for both the basic and dilutive net income (loss) per share calculations was the same.

     In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This Statement requires disclosure of comprehensive income, defined as the total of net income and all other nonowner changes in equity, which under generally accepted accounting principles, are recorded directly to the stockholders' equity section of the consolidated balance sheet and, therefore, bypass net income. In 1999, the only nonowner change in equity related to the foreign currency translation adjustment. For the thirteen weeks and thirty-nine weeks ended October 30, 1999, the comprehensive loss was $4.0 million and $10.3 million, respectively. In 2000, there were no such adjustments and, therefore, comprehensive income (loss) was the same as the Company's net income (loss).

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

NOTE 3 - MERCHANDISE INVENTORIES

     Merchandise inventories consisted of the following:




                                                                                                    (UNAUDITED)
                                                                           JANUARY 29,             OCTOBER 28,
                                                                               2000                    2000
                                                                          ----------------       ------------------
                                                                                       (IN THOUSANDS)

   Jewelry goods - rings, watches and other fine jewelry
       (specific identification basis)...............................      $    283,717             $    355,887
   Less:  Excess of specific identification cost over LIFO
       inventory value...............................................             4,381                    5,472
                                                                          ----------------       ------------------
                                                                           $    279,336             $    350,415
                                                                          ================       ==================

     The LIFO method had the effect of increasing the loss before income taxes for the thirteen weeks ended October 30, 1999 and October 28, 2000 by $95,000 and $405,000, respectively. The effect of applying the LIFO method for the thirty-nine weeks ended October 30, 1999 and October 28, 2000 was to increase the loss before income taxes by $286,000 and $1,092,000, respectively. Finlay determines its LIFO inventory value by utilizing selected producer price indices published for jewelry and watches by the Bureau of Labor Statistics.

     Approximately $329,850,000 and $421,267,000 at January 29, 2000 and October 28, 2000, respectively, of merchandise received on consignment has been excluded from Merchandise inventories and Accounts payable-trade in the accompanying Consolidated Balance Sheets.

     Finlay Jewelry is party to a gold consignment agreement (the "Gold Consignment Agreement"), which expires on December 31, 2001. The Gold Consignment Agreement enables Finlay Jewelry to receive merchandise by providing gold, or otherwise making payment, to certain vendors who supply Finlay Jewelry with merchandise on consignment. While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to the gold consignor. Finlay Jewelry can obtain, pursuant to the Gold Consignment Agreement, up to the lesser of (i) 105,000 fine troy ounces or (ii) $32,000,000 worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At October 28, 2000, amounts outstanding under the Gold Consignment Agreement totaled 104,869 fine troy ounces, valued at approximately $27.7 million. For financial statement purposes, the consigned gold is not included in Merchandise inventories on the Company's Consolidated Balance Sheets and, therefore, no related liability has been recorded.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - MERCHANDISE INVENTORIES (CONTINUED)

     The cost to Finlay of gold merchandise sold on consignment in some cases is not fixed until the sale is reported to the vendor or to the gold consignor in the case of merchandise sold pursuant to the Gold Consignment Agreement. Finlay at times enters into futures contracts, such as options or forwards, based upon the anticipated sales of gold product, to hedge against the risk arising from those payment arrangements. At January 29, 2000, the Company had two open positions in futures contracts for gold totaling 25,000 fine troy ounces, valued at $7.3 million, which expired during the first quarter of 2000. At October 28, 2000, the Company had two open positions in futures contracts for gold totaling 16,000 fine troy ounces, valued at $4.2 million, which expire through April 2001.

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. This Statement requires that all derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative instrument's fair value be recognized currently in earnings or in comprehensive income. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company has determined that the existing derivative instruments, consisting of forward contracts, will be designated and accounted for as cash flow hedges as of the February 4, 2001 adoption date. Upon adoption, the fair value of the forward contracts will be recorded, as either an asset or liability, with a corresponding adjustment to comprehensive income. The Company believes that the designated hedges will be highly effective and the related hedge accounting will not have a material impact on the Company's results of operations. There are no other freestanding or embedded derivative instruments that have been identified by the Company as of October 28, 2000 and, accordingly, the Company does not expect to record any other adjustments pursuant to the adoption of SFAS No. 133.


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

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LEASE AGREEMENTS (CONTINUED)

     The store leases provide for the payment of fees based on sales, plus, in some instances, installment payments for fixed assets. Lease expense, included in Selling, general and administrative expenses, is as follows:




                                         THIRTEEN WEEKS ENDED                THIRTY-NINE WEEKS ENDED
                                   ---------------------------------     ---------------------------------
                                    OCTOBER 30,        OCTOBER 28,        OCTOBER 30,       OCTOBER 28,
                                        1999              2000               1999               2000
                                   ---------------    --------------     --------------    ---------------
                                                                (IN THOUSANDS)

     Minimum fees..............    $      4,297       $      2,985       $     12,935      $      9,008
     Contingent fees...........          24,396             28,412             73,405            86,542
                                   ---------------    --------------     --------------    ----------------
       Total...................    $     28,693       $     31,397       $     86,340      $     95,550
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

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - DOMESTIC OPERATIONS UNAUDITED PROFORMA FINANCIAL
         INFORMATION

     The following tables present proforma domestic statements of operations for the thirteen weeks and thirty-nine weeks ended October 30, 1999, which reflects the Company's domestic operations only and excludes the operating results of Sonab. Refer to Note 5 for additional information regarding the disposition and close-down of Sonab. In addition, the Company's actual results of operations for the thirteen weeks and thirty-nine weeks ended October 28, 2000 are shown for comparative purposes.

IN THOUSANDS, EXCEPT SHARE
AND PER SHARE AMOUNTS
(UNAUDITED)





                                                                          THIRTEEN WEEKS ENDED
                                                   --------------------------------------------------------------------
                                                          OCTOBER 30, 1999                     OCTOBER 28, 2000
                                                              PROFORMA                              ACTUAL
                                                   --------------------------------     -------------------------------
Sales .........................................  $  168,927              100.0%         $  189,728              100.0%
Cost of sales..................................      82,624               48.9              93,233               49.1
                                                 -----------         -----------        -----------         ------------
 Gross margin..................................      86,303               51.1              96,495               50.9
Selling, general and administrative
 expenses......................................      78,098               46.2              86,616               45.7
Depreciation and amortization..................       3,970                2.4               4,448                2.3
                                                 -----------         -----------        -----------         ------------
 Income (loss) from operations.................       4,235                2.5               5,431                2.9
Interest expense, net..........................       7,448                4.4               8,140                4.3
                                                 -----------         -----------        ----------          ------------
 Income (loss) before income taxes.............      (3,213)              (1.9)             (2,709)              (1.4)
Provision (benefit) for income taxes...........      (1,002)              (0.6)               (850)              (0.4)
                                                 -----------         -----------        ----------          ------------
 Net income (loss).............................  $   (2,211)              (1.3)%        $   (1,859)              (1.0)%
                                                 ===========         ===========        ==========          ============
Net income (loss) per share applicable to
 common shares:
 Basic net income (loss) per share.............  $    (0.21)                            $    (0.18)
                                                 ===========                            ===========
 Diluted net income (loss) per share...........  $    (0.21)                            $    (0.18)
                                                 ===========                            ===========
Weighted average shares and share
 equivalents outstanding.......................  10,416,142                             10,427,511
                                                 ===========                            ============

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - DOMESTIC OPERATIONS UNAUDITED
         PROFORMA FINANCIAL INFORMATION (CONTINUED)

IN THOUSANDS, EXCEPT SHARE
AND PER SHARE AMOUNTS
(UNAUDITED)




                                                                          THIRTY-NINE WEEKS ENDED
                                                   --------------------------------------------------------------------
                                                          OCTOBER 30, 1999                     OCTOBER 28, 2000
                                                              PROFORMA                              ACTUAL
                                                   --------------------------------     -------------------------------
Sales .........................................  $  507,894              100.0%         $  579,571              100.0%
Cost of sales..................................     248,142               48.9             285,619               49.3
                                                 -----------         -----------        -----------         ------------
 Gross margin..................................     259,752               51.1             293,952               50.7
Selling, general and administrative
 expenses......................................     232,025               45.7             261,111               45.1
Depreciation and amortization..................      12,103                2.3              13,030                2.2
                                                 -----------         -----------        -----------         ------------
 Income (loss) from operations                       15,624                3.1              19,811                3.4
Interest expense, net..........................      20,737                4.1              22,862                3.9
                                                 -----------         -----------        ----------          ------------
 Income (loss) before income taxes.............      (5,113)              (1.0)             (3,051)              (0.5)
Provision (benefit) for income taxes...........      (1,170)              (0.2)               (492)              (0.1)
                                                 -----------         -----------        ----------          ------------
 Net income (loss).............................  $   (3,943)              (0.8)%        $   (2,559)              (0.4)%
                                                 ===========         ===========        ==========          ============
Net income (loss) per share applicable to
 common shares:
 Basic net income (loss) per share.............  $    (0.38)                            $    (0.25)
                                                 ===========                            ===========
 Diluted net income (loss) per share...........  $    (0.38)                            $    (0.25)
                                                 ===========                            ===========
Weighted average shares and share
 equivalents outstanding.......................  10,411,880                             10,423,595
                                                 ===========                            ============


NOTE 8 - SUBSEQUENT EVENT

     On December 1, 2000, the Company announced that its Board of Directors had approved a stock repurchase program to acquire up to $20 million of outstanding common stock. Under the program, the Company, from time to time, at the discretion of management, may purchase its common stock on the open market through September 29, 2001. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, availability under Finlay's revolving credit facility and its cash position and requirements going forward. The repurchase program may be modified, extended or terminated by the Board of Directors at any time.

PART I - FINANCIAL INFORMATION
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth operating results as a percentage of sales for the periods indicated:

STATEMENTS OF OPERATIONS DATA
(UNAUDITED)




                                                                      THIRTEEN WEEKS ENDED                THIRTY-NINE WEEKS ENDED
                                                                 -------------------------------      ---------------------------
                                                                 OCTOBER 30,        OCTOBER 28,       OCTOBER 30,      OCTOBER 28,
                                                                     1999               2000              1999             2000
                                                                 -------------      -------------     -------------   ------------
Sales......................................................        100.0%             100.0%            100.0%              100.0%
Cost of sales..............................................         49.4               49.1              49.1                49.3
                                                                 -------------      -------------     -------------  -------------
    Gross margin...........................................         50.6               50.9              50.9                50.7
Selling, general and administrative expenses...............         46.7               45.7              46.2                45.1
Depreciation and amortization..............................          2.4                2.3               2.4                 2.2
                                                                 -------------      -------------     -------------  -------------
    Income (loss) from operations..........................          1.5                2.9               2.3                 3.4
Interest expense, net......................................          4.5                4.3               4.3                 3.9
                                                                 -------------      -------------     -------------  -------------
    Income (loss) before income taxes......................         (3.0)              (1.4)             (2.0)               (0.5)
Provision (benefit) for income taxes.......................         (1.0)              (0.4)             (0.6)               (0.1)
                                                                 -------------      -------------     -------------  -------------
    Net income (loss)......................................         (2.0)%             (1.0)%            (1.4)%              (0.4)%
                                                                 =============      =============     =============  =============

THIRTEEN WEEKS ENDED OCTOBER 28, 2000 COMPARED WITH THIRTEEN WEEKS ENDED OCTOBER 30, 1999

     SALES. Sales for the thirteen weeks ended October 28, 2000 increased $14.4 million, or 8.2%, over the comparable period in 1999. On a domestic basis, sales increased $20.8 million, or 12.3%, over the 1999 period. Comparable department sales (departments open for the same months during comparable periods) increased 0.6%. Management attributes this nominal increase in the comparable department sales to a general softening in the retail environment and, to a greater degree, the jewelry sector. Sales from the operation of net new departments contributed $13.4 million, primarily relating to the J.B. Rudolph Acquisition offset by the sale and closure of Sonab at the end of 1999.

     During the thirteen weeks ended October 28, 2000, Finlay opened twelve departments and closed two departments. The openings and closings were all within existing store groups.

     GROSS MARGIN. Gross margin for the period increased by $7.8 million, primarily as a result of the sales increase. As a percentage of sales, gross margin increased by 0.3%. On a domestic basis, gross margin as a percentage of sales decreased by 0.2% primarily attributable to an increase in the LIFO provision of $0.3 million.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") increased $4.8 million, or 5.9%, due primarily to payroll expense and lease fees associated with the increase in the Company's sales. SG&A as a percentage of sales decreased by 1.0%, and on a domestic basis by 0.5%, as a result of the leveraging of these expenses.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by $0.3 million, reflecting an increase in capital expenditures and capitalized software costs for the most recent twelve months, offset by the effect of certain assets becoming fully depreciated as well as the disposition and write-off of Sonab's fixed assets. On a domestic basis, depreciation and amortization increased by $0.5 million. The increase in fixed assets was due to the addition of new departments, the renovation of existing departments and the inclusion of the cost of fixed assets acquired in connection with the J.B. Rudolph Acquisition.

     INTEREST EXPENSE, NET. Interest expense increased by $0.2 million primarily due to a higher weighted average interest rate (8.6% for the 2000 period compared to 8.1% for the comparable period in 1999) offset by a decrease in average borrowings ($347.1 million for the period in 2000 compared to $360.0 million for the comparable period in 1999).

     PROVISION (BENEFIT) FOR INCOME TAXES. The income tax provision for the 2000 and 1999 periods reflects an effective tax rate of 40.5%.

     NET INCOME (LOSS). The net loss of $1.9 million for the 2000 period was $1.6 million less than the net loss in the prior period as a result of the factors discussed above. On a domestic basis, the net loss for the 2000 period was $0.3 million less than the net loss in the prior period, which totaled $2.2 million.

          THIRTY-NINE WEEKS ENDED OCTOBER 28, 2000 COMPARED WITH THIRTY-NINE WEEKS ENDED OCTOBER 30, 1999

     SALES. Sales for the thirty-nine weeks ended October 28, 2000 increased $52.5 million, or 10.0%, over the comparable period in 1999. On a domestic basis, sales increased $71.7 million, or 14.1%, over the 1999 period. Comparable department sales increased 4.4%. Management attributes this increase in the comparable department sales to the following initiatives: (i) emphasizing its "Key Item" and "Best Value" merchandising programs, which provide a targeted assortment of items at competitive prices; (ii) increasing focus on holiday and event-driven promotions as well as host store marketing programs; and (iii) positioning the Company's departments as a "destination location" for fine jewelry. These factors were offset by a general softening in the retail environment in the third quarter. Sales from the operation of net new departments contributed $30.2 million, primarily relating to the J.B. Rudolph Acquisition and the net effect of new store openings and closings offset by the sale and closure of Sonab at the end of 1999.

     During the thirty-nine weeks ended October 28, 2000, Finlay opened 80 departments and closed 16 departments. The openings included 57 departments as a result of the J.B. Rudolph Acquisition, including 23 departments in Bloomingdale's, 13 departments in Dayton's and 21 departments in Hudson's, seven departments as a result of May's acquisition of ZCMI and 16 departments within existing store groups. The closings were all within existing store groups, including six of the Company's outlet stores which were sold in May 2000.

     GROSS MARGIN. Gross margin for the period increased by $25.9 million, primarily as a result of the sales increase. As a percentage of sales, gross margin decreased by 0.2%. On a domestic basis, gross margin as a percentage of sales decreased by 0.4% primarily attributable to (i) management's efforts to increase market penetration and market share through its pricing strategy, (ii) intensified promotional activity by the host stores, including an increased usage of in-store coupons and (iii) an increase in the LIFO provision of $0.8 million.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A increased $17.6 million, or 7.2%, due primarily to payroll expense and lease fees associated with the increase in the Company's sales. SG&A as a percentage of sales decreased by 1.1%, and on a domestic basis by 0.6%, as a result of the leveraging of these expenses. In addition, expenses related to the Company's year 2000 remediation project totaled approximately $2.0 million for the thirty-nine weeks ended October 30, 1999. There were no such expenses recorded in the current year.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by $0.4 million, reflecting an increase in capital expenditures and capitalized software costs for the most recent twelve months, offset by the effect of certain assets becoming fully depreciated as well as the disposition and write-off of Sonab's fixed assets. On a domestic basis, depreciation and amortization increased by $0.9 million. The increase in fixed assets was due to the addition of new departments, the renovation of existing departments and the inclusion of the cost of fixed assets acquired in connection with the J.B. Rudolph Acquisition.

     INTEREST EXPENSE, NET. Interest expense increased by $0.5 million primarily due to a higher weighted average interest rate (8.6% for the 2000 period compared to 8.1% for the comparable period in 1999) offset by a decrease in average borrowings ($324.1 million for the period in 2000 compared to $334.6 million for the comparable period in 1999).

     PROVISION (BENEFIT) FOR INCOME TAXES. The income tax provision for the 2000 and 1999 periods reflects an effective tax rate of 40.5%.

     NET INCOME (LOSS). The net loss of $2.6 million for the 2000 period was $4.6 million lower than the net loss in the prior period as a result of the factors discussed above. On a domestic basis, the net loss for the 2000 period was $1.3 million lower than the net loss in the prior period, which totaled $3.9 million.

LIQUIDITY AND CAPITAL RESOURCES

     Finlay's primary capital requirements are for funding working capital for new departments and for working capital growth of existing departments and, to a lesser extent, capital expenditures for opening new departments, renovating existing departments and information technology investments. For the thirty-nine weeks ended October 30, 1999 and October 28, 2000, capital expenditures totaled $11.6 million and $11.7 million (exclusive of the fixed assets acquired in the J.B. Rudolph Acquisition, which totaled $4.0 million), respectively. For 1999, capital expenditures totaled $15.0 million and for 2000 are estimated to be approximately $15.0 million, exclusive of the fixed assets acquired in the J.B. Rudolph Acquisition. Although capital expenditures are limited by the terms of the Revolving Credit Agreement, to date this limitation has not precluded the Company from satisfying its capital expenditure requirements.

     Finlay's operations substantially preclude customer receivables and in recent years, on average, approximately 50% of Finlay's domestic merchandise has been carried on consignment. Accordingly, management believes that relatively modest levels of working capital are required in comparison to many other retailers. The Company's working capital balance was $151.9 million at October 28, 2000, a decrease of $5.7 million from January 29, 2000. The decrease resulted primarily from the impact of the interim net loss, exclusive of depreciation and amortization, and capital expenditures including fixed assets acquired in the J.B. Rudolph Acquisition. Based on the seasonal nature of Finlay's business, working capital requirements and therefore borrowings under the Revolving Credit Agreement can be expected to increase on an interim basis during the first three quarters of any given fiscal year. See "--Seasonality".

     The seasonality of Finlay's business causes working capital requirements to reach their highest level in the months of October, November and December in anticipation of the year-end holiday season. Accordingly, Finlay experiences seasonal cash needs as inventory levels peak. The Revolving Credit Agreement provides Finlay with a line of credit of up to $275.0 million to finance working capital needs, which includes a $50.0 million acquisition facility. Amounts outstanding under the Revolving Credit Agreement bear interest at a rate equal to, at Finlay's option, (i) the Index Rate (as defined in the Revolving Credit Agreement) plus a margin ranging from zero to 1.0% or (ii) adjusted LIBOR plus a margin ranging from 1.0% to 2.0%, in each case depending on the financial performance of the Company.

     In each year, Finlay is required to reduce the outstanding revolving credit balance and letter of credit balance under the Revolving Credit Agreement to $50.0 million or less and $20.0 million or less, respectively, for a 30 consecutive day period (the "Balance Reduction Requirement"). Borrowings under the Revolving Credit Agreement at October 28, 2000 were $124.5 million, compared to a zero balance at January 29, 2000 and $127.4 million at October 30, 1999. The average amounts outstanding under the Revolving Credit Agreement were $109.6 million and $99.1 million for the thirty-nine weeks ended October 30, 1999 and October 28, 2000, respectively. The maximum amount outstanding for the thirty-nine weeks ended October 28, 2000 was $145.7 million, at which point the unused excess availability was $75.0 million, excluding the acquisition facility.

     On December 1, 2000, the Company announced that its Board of Directors had approved a stock repurchase program to acquire up to $20 million of outstanding common stock. Under the program, the Company, from time to time, at the discretion of management, may purchase its common stock on the open market through September 29, 2001. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, availability under Finlay's revolving credit facility and its cash position and requirements going forward. The repurchase program may be modified, extended or terminated by the Board of Directors at any time.

     On April 3, 2000 Finlay completed the acquisition of certain assets of J.B. Rudolph for $20.6 million, consisting primarily of inventory and fixed assets. The J.B. Rudolph Acquisition did not require significant additional working capital with respect to the operation of the former J.B. Rudolph departments because Finlay purchased the inventory of those J.B. Rudolph departments which it acquired. On a going-forward basis, inventory purchases for the former J.B. Rudolph departments are being financed in part by trade payables combined with the utilization of consignment inventory. Finlay financed the J.B. Rudolph Acquisition with borrowings under its Revolving Credit Agreement.

     On January 3, 2000, Sonab sold the majority of its assets for approximately $9.9 million. As of January 29, 2000, Sonab had received $1.2 million of the sale proceeds. Sonab received an additional $6.8 million in February 2000 upon the completion of the post-closing audit, and the balance of $1.9 million remains subject to certain escrow arrangements among the parties. After the sale, the buyer operated more than 80 locations previously included in Sonab's 130-location base in France. The remaining departments were closed. The Company recorded a pre-tax charge in the fourth quarter of 1999 of $28.6 million, or $1.62 per share on a diluted basis after-tax, for the write-down of assets for disposition and related closure expenses. The cash portion of this charge was $7.8 million.

     Finlay's long-term needs for external financing will depend on its rate of growth, the level of internally generated funds and the ability to continue obtaining substantial amounts of merchandise on advantageous terms, including consignment arrangements with its vendors. For 1999, Finlay had an average balance of consignment merchandise of $329.9 million from approximately 300 vendors as compared to an average balance of $283.8 million in 1998. As of October 28, 2000, $421.3 million of consignment merchandise was on hand as compared to $355.1 million at October 30, 1999.

     A substantial amount of Finlay's operating cash flow has been used or will be required to pay interest, directly or indirectly, with respect to the Company's 9% Senior Debentures due May 1, 2008 (the "Senior Debentures"), Finlay Jewelry's 8 3/8 Senior Notes due May 1, 2008 (the "Senior Notes") and amounts due under the Revolving Credit Agreement, including the payments required pursuant to the Balance Reduction Requirement. As of October 28, 2000, Finlay's outstanding borrowings were $349.5 million, which included a $75.0 million balance under the Senior Debentures, a $150.0 million balance under the Senior Notes and a $124.5 million balance under the Revolving Credit Agreement.

     Finlay Jewelry is party to the Gold Consignment Agreement, which expires on December 31, 2001. The Gold Consignment Agreement enables Finlay Jewelry to receive merchandise by providing gold, or otherwise making payment, to certain vendors. Finlay Jewelry can obtain, pursuant to the Gold Consignment Agreement, up to the lesser of (i) 105,000 fine troy ounces or (ii) $32.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At October 28, 2000, amounts outstanding under the Gold Consignment Agreement totaled 104,869 fine troy ounces, valued at approximately $27.7 million. Finlay Jewelry is in discussions with its gold consignor regarding an increase in the existing limits under the Gold Consignment Agreement. The average amount outstanding under the Gold Consignment Agreement was $23.5 million in 1999.

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

     The Company is in the process of implementing several information technology initiatives, including the design and development of a new merchandising system and a point-of-sale system in Finlay's departments. These projects will serve to support future growth of the Company as well as provide improved analysis and reporting capabilities and more timely sales and inventory information to facilitate merchandising solutions. These systems will provide the foundation for future productivity and expense control initiatives. At October 28, 2000, a total of approximately $12.1 million has been expended for software and implementation costs and is included in Deferred charges and other assets. Approximately $4.0 million for hardware and related equipment was expended in 1999 to upgrade Finlay's departments and is reflected in Fixed assets. The Company expects these systems to be completed by mid-2001 and anticipates it will spend an additional $6-9 million.

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

     From time to time, Finlay enters into futures contracts, such as options or forwards, based upon the anticipated sales of gold product in order to hedge against the risk arising from its payment arrangements. For the year ended January 29, 2000, the gain or loss on open futures contracts was not material. At October 28, 2000, the Company had two open positions in futures contracts for gold totaling 16,000 fine troy ounces, valued at $4.2 million, which expire through April 2001. There can be no assurance that these hedging techniques will be successful or that hedging transactions will not adversely affect the Company's results of operations or financial position.

     Finlay believes that, based upon current operations, anticipated growth, and availability under the Revolving Credit Agreement, Finlay Jewelry will, for the foreseeable future, be able to meet its debt service and anticipated working capital obligations, and to make distributions to the Company sufficient to permit the Company to meet its debt service obligations and to pay certain other expenses as they come due. No assurances, however, can be given that Finlay Jewelry's current level of operating results will continue or improve or that Finlay Jewelry's income from operations will continue to be sufficient to permit Finlay Jewelry and the Company to meet their debt service and other obligations. Currently, Finlay Jewelry's principal financing arrangements restrict annual distributions from Finlay Jewelry to the Company to 0.25% of Finlay Jewelry's net sales for the preceding fiscal year and also allow distributions to the Company to enable it to make interest payments on the Senior Debentures. The amounts required to satisfy the aggregate of Finlay Jewelry's interest expense and required amortization payments totaled $13.0 million for each of the thirty-nine week periods ended October 30, 1999 and October 28, 2000.

SEASONALITY

     Finlay's  business is highly  seasonal,  with a significant  portion of its sales and income from operations generated during the fourth quarter of each year, which includes the year-end holiday season. The fourth quarter accounted for an average of 43% of Finlay's sales and 81% of its income from operations for 1997, 1998 and 1999. Finlay has typically experienced net losses in the first three quarters of its fiscal year, although the Company did achieve a net profit in the second quarter this year. During these periods, working capital requirements have been funded by borrowings under the Revolving Credit Agreement. Accordingly, the results for any of the first three quarters of any given fiscal year, taken individually or in the aggregate, are not indicative of annual results.

INFLATION

     The effect of inflation on Finlay's results of operations has not been material in the periods discussed.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results, performances or achievements to differ materially from those reflected in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as trends in the general economy in the United States, competition in the retail jewelry business, the seasonality of the retail jewelry business, the Company's ability to increase comparable department sales and to open new departments, the Company's dependence on certain host store relationships due to the concentration of sales generated by such host stores, the availability to the Company of alternate sources of merchandise supply in the case of an abrupt loss of any significant supplier, the Company's ability to continue to obtain substantial amounts of merchandise on consignment, the Company's compliance with applicable contractual covenants, the Company's dependence on key officers, the Company's ability to integrate future acquisitions into its existing business, the Company's high degree of leverage and the availability to the Company of financing and credit on favorable terms and changes in regulatory requirements which are applicable to the Company's business. Other such factors include the ability of the Company to complete the repurchases contemplated under its stock repurchase program, the adequacy of Finlay's working capital to complete the repurchases, the availability and liquidity of the Company's common stock, and overall market conditions for the Company's common stock.

     Readers are cautioned not to rely on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof or to reflect the occurrence of unanticipated events. In addition to the disclosure contained herein, readers should carefully review any disclosure of risks and uncertainties contained in other documents the Company files or has filed from time to time with the Commission pursuant to the Exchange Act.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk through the interest rate on its borrowings under the Revolving Credit Agreement, which has a variable interest rate. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. In addition, the majority of the Company's borrowings are under fixed rate arrangements. In addition, the Company is exposed to market risk related to changes in the price of gold, and selectively uses forward contracts to manage this risk. The Company enters into forward contracts for the purchase of gold to hedge the risk of gold price fluctuations for future sales of gold consignment merchandise. The Company does not enter into forward contracts or other financial instruments for speculation or trading purposes. The aggregate amount of forward contracts was $4.2 million at October 28, 2000, which expire through April 2001.

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

       15         Not applicable.

       18         Not applicable.

       19         Not applicable.

       22         Not applicable.

       23         Not applicable.

       24         Not applicable.

       27         Financial Data Schedule.

       99         Not applicable.

B.       REPORTS ON FORM 8-K

     On December 1, 2000, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K reporting the announcement by the Company of the approval by its Board of Directors of a stock repurchase program to acquire up to $20 million of outstanding common stock.

                                   SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: December 8, 2000               FINLAY ENTERPRISES, INC.

                                    By: /s/ Bruce E. Zurlnick
                                    ---------------------------------------
                                        Bruce E. Zurlnick
                                        Senior Vice President, Treasurer
                                        and Chief Financial Officer
                                        (As both a duly authorized officer of
                                        Registrant and as principal financial
                                        officer of Registrant)
                                       21