Form 10-K
period 2001-02-03
FINLAY ENTERPRISES INC /DE
filed 2001-04-30
CIK 878731

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

         X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Fiscal Year Ended  February 3, 2001

         __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from _________ to __________

                         Commission File Number: 0-25716

                            FINLAY ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)


          Delaware                                          13-3492802
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


      529 Fifth Avenue New York, NY                            10017
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

                           Yes   X                   No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price on the Nasdaq National Market for such shares on April 25, 2001 was $85,642,322.

As of April 25, 2001, there were 10,372,806 shares of common stock, par value $.01 per share, of the registrant outstanding.

                      Documents incorporated by reference:

Portions of the Company's definitive Proxy Statement, in connection with its Annual Meeting to be held in June 2001, are incorporated by reference into Part
III. The Company's Proxy Statement will be filed within 120 days after February 3, 2001.

================================================================================

                             FINLAY ENTERPRISES, INC

                                    FORM 10-K

                   FOR THE FISCAL YEAR ENDED FEBRUARY 3, 2001

                                      INDEX



                                                                                                Page(s)
PART I
    Item 1.       Business........................................................................ 3
    Item 2.       Properties......................................................................15
    Item 3.       Legal Proceedings...............................................................15
    Item 4.       Submission of Matters to a Vote of Security Holders.............................15

PART II
    Item 5.       Market for the Registrant's Common Equity and Related Stockholder
                  Matters.........................................................................16
    Item 6.       Selected Consolidated Financial Data............................................17
    Item 7.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.............................................19
    Item 7a.      Quantitative and Qualitative Disclosures about Market Risk......................29
    Item 8.       Financial Statements and Supplementary Data.....................................29
    Item 9.       Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.............................................30

PART III
    Item 10.      Directors and Executive Officers of the Registrant..............................31
    Item 11.      Executive Compensation..........................................................34
    Item 12.      Security Ownership of Certain Beneficial Owners and Management..................34
    Item 13.      Certain Relationships and Related Transactions..................................37

PART IV
    Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.................38

SIGNATURES .......................................................................................45

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

     Finlay is one of the leading retailers of fine jewelry in the United States. The Company operates leased fine jewelry departments ("Departments") in major department stores for retailers such as The May Department Stores Company ("May"), Federated Department Stores ("Federated"), Belk, the Carson Pirie Scott and Proffitt's divisions of Saks Incorporated, Marshall Field's and Dillard's. With the completion of the acquisition of certain assets of Jay B. Rudolph, Inc. ("J.B. Rudolph") in April 2000, Finlay now operates Departments in
Bloomingdale's, Dayton's and Hudson's. Finlay sells a broad selection of moderately priced fine jewelry, including necklaces, earrings, bracelets, rings and watches, and markets these items principally as fashion accessories with an average domestic sales price of approximately $180 per item. Average sales per Department were $981,000 in 2000 and the average size of a Department is approximately 720 square feet.

     On a domestic basis, Finlay's sales have increased from $634.9 million in 1996 to $1.0 billion in 2000, a compound annual growth rate of 12.0%. Income from operations has increased from $48.5 million to $76.3 million in the same period, a compound annual growth rate of 12.0%. Finlay has increased in size from 834 locations at the beginning of 1996 to 1,053 locations at the end of 2000.

     As of February 3, 2001, Finlay operated its 1,053 locations in 25 host store groups, in 46 states and the District of Columbia. Finlay's largest host store relationship is with May, for which Finlay has operated Departments since 1948. Finlay operates the fine jewelry departments in all of May's 421 department stores. Finlay's second largest host store relationship is with Federated, for which Finlay has operated Departments since 1983. Finlay operates Departments in 179 of Federated's 428 department stores. On February 8, 2001, Federated announced its plans to close its Stern's division. Finlay currently operates Departments in 23 Stern's stores and expects the closings to reduce sales in 2001 by an estimated $22.0 million. Over the past three years, store groups owned by May and Federated accounted for an average of 47% and 22%, respectively, of Finlay's domestic sales. Management believes that it maintains excellent relations with its host store groups, 20 of which have had leases with Finlay for more than five years (representing 79% of Finlay's sales in 2000) and 15 of which have had leases with Finlay for more than ten years (representing 69% of Finlay's sales in 2000).

     On April 3, 2000, Finlay completed the acquisition of certain assets of J.B. Rudolph for $20.6 million, consisting primarily of inventory and fixed assets. By acquiring J.B. Rudolph (the "J.B. Rudolph Acquisition"), Finlay added 57 Departments and also added new host store relationships with Bloomingdale's, Dayton's and Hudson's. Finlay financed the J.B. Rudolph Acquisition with borrowings under Finlay's revolving credit agreement with General Electric Capital Corporation and the other lenders thereto (the "Revolving Credit Agreement"). The J.B. Rudolph Acquisition was accounted for as a purchase, and, accordingly, the operating results of the former J.B. Rudolph departments have been included in the Company's consolidated financial statements since the date of acquisition.

     On January 3, 2000, Societe Nouvelle d'Achat de Bijouterie - S.O.N.A.B. ("Sonab"), the Company's European leased jewelry department subsidiary, sold the majority of its assets for $9.9 million. After the sale, the buyer operated more than 80 locations previously included in Sonab's 130-location base in France. The remaining departments were closed in 1999. The Company recorded a pre-tax charge of $28.6 million, or $1.62 per share on a diluted basis after-tax, for the write-down of assets for disposition and related closure expenses. The cash portion of this charge was approximately $7.8 million.

     On December 1, 2000, the Company announced that its Board of Directors had approved a stock repurchase program to acquire up to $20 million of outstanding common stock, par value $.01 per share ("Common Stock"). Under the program, the Company may, from time to time, at the discretion of management, purchase its Common Stock on the open market through September 29, 2001. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, availability under Finlay's revolving credit facility and its cash position and requirements going forward.

     On April 24, 1998, the Company completed a public offering of 1,800,000 shares of its Common Stock at a price of $27.50 per share (the "1998 Offering"), of which 567,310 shares were sold by the Company. Concurrently with the 1998 Offering, the Company and Finlay Jewelry completed the public offering of $75.0 million aggregate principal amount of 9% Senior Debentures due May 1, 2008 (the "Senior Debentures") and $150.0 million aggregate principal amount of 8"% Senior Notes due May 1, 2008 (the "Senior Notes"), respectively. In addition, on April 24, 1998, Finlay's Revolving Credit Agreement was amended to increase the line of credit thereunder to $275.0 million and to make certain other changes.

     On May 26, 1998, the net proceeds to the Company from the 1998 Offering, the sale of the Senior Debentures, together with other available funds, were used to redeem the Company's 12% Senior Discount Debentures due 2005 (the "Old Debentures"), including associated premiums. Also, on May 26, 1998, Finlay Jewelry used the net proceeds from the sale of the Senior Notes to redeem Finlay Jewelry's 10"% Senior Notes due 2003 (the "Old Notes"), including associated premiums. The above transactions, excluding the 1998 Offering, are referred to herein as the "Refinancing".

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

     Finlay's fiscal year ends on the Saturday closest to January 31. References to 1996, 1997, 1998, 1999, 2000 and 2001 relate to the fiscal years ending on February 1, 1997, January 31, 1998, January 30, 1999, January 29, 2000, February 3, 2001 and February 2, 2002, respectively. Each of the fiscal years includes 52 weeks except 2000, which includes 53 weeks.

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

     Industry. Management believes that current trends in jewelry retailing, particularly in the department store sector, provide a significant opportunity for Finlay's growth. Consumers spent approximately $52.6 billion on jewelry (including both fine and costume jewelry) in the United States in 2000, an increase of approximately $22.3 billion over 1990, according to the United States Department of Commerce. In the department store sector in which Finlay operates, consumers spent $4.6 billion on fine jewelry in 1999. Management believes that demographic factors such as the maturing of the U.S. population and an increase in the number of working women have resulted in greater disposable income, thus contributing to the growth of the fine jewelry retailing industry. Management also believes that jewelry consumers today increasingly perceive fine jewelry as a fashion accessory, resulting in purchases which augment the Company's gift and special occasion sales. Finlay's Departments are typically located in "high traffic" areas of leading department stores, enabling Finlay to capitalize on these consumer buying patterns.

     Growth Strategy. Finlay intends to continue to pursue the following key initiatives to increase sales and earnings:

o Increase Comparable Department Sales. In 1998, 1999 and 2000, Finlay achieved domestic comparable Department sales increases of 5.4%, 8.1% and 2.1%, respectively, outpacing the majority of its host stores. These increases were achieved primarily by emphasizing key merchandise items, increasing focus on holiday and event-driven promotions, participating in host store marketing programs and positioning its Departments as a "destination location" for fine jewelry. Finlay believes that comparable Department sales will continue to benefit from these merchandising and marketing strategies, as well as from increasing demand for fine jewelry.

o Add Departments Within Existing Host Store Groups. Finlay's well established relationships with many of its host store groups have enabled the Company to add Departments in new locations opened by existing host stores. Finlay has operated Departments in May stores since 1948 and operates the fine jewelry departments in all of May's 421 department stores. Finlay has also operated Departments in Federated stores since 1983 and operates Departments in 179 of Federated's 428 department stores (before the closing of Stern's).

o Establish New Host Store Relationships. Finlay has an opportunity to grow primarily by establishing new relationships with department stores that presently operate their own fine jewelry departments or have an interest in opening jewelry departments. Finlay seeks to establish these new relationships by demonstrating to department store management the potential for improved financial performance. Since the beginning of 1992, Finlay has added such host store groups as Burdines, The Bon Marche and Elder Beerman. Through acquisitions Finlay has added Marshall Field's, Parisian,
     Dillard's, Bloomingdale's, Dayton's and Hudson's to its host store relationships.

o Continue to Improve Operating Leverage. Selling, general and administrative expenses as a percentage of sales declined from 42.3% in 1996 to 41.0% in 2000. Finlay seeks to continue to leverage expenses both by increasing sales at a faster rate than expenses and by reducing its current level of certain operating expenses. For example, Finlay has demonstrated that by increasing the selling space (with host store approval) of certain high volume Departments, incremental sales can be achieved without having to incur proportionate increases in selling and administrative expenses. In addition, management believes the Company will benefit from further investments in technology and refinements of operating procedures designed to allow Finlay's sales associates more time for customer sales and service. Finlay's central distribution facility, which became fully operational in the Spring of 1998, has enabled the Company to improve the flow of merchandise to Departments and to reduce payroll and freight costs.

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

                                   [GRAPHIC]

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

Store Relationships

     Host Store Relationships. As of February 3, 2001, Finlay operated 1,053 locations (including two stand-alone stores) in 25 host store groups, in 46 states and the District of Columbia. By acquiring Diamond Park in 1997, Finlay added 139 Departments in three host store groups, in 19 states. By acquiring J.B. Rudolph in April 2000, Finlay added 57 Departments in three host store groups, in 14 states. Finlay's largest host store relationship is with May, for which Finlay has operated Departments since 1948. Finlay operates the fine jewelry departments in all of May's 421 department stores. Finlay's second largest host store relationship is with Federated, for which Finlay has operated Departments since 1983. Finlay operates Departments in 179 of Federated's 428 department stores (before the closing of Stern's). Over the past three years, store groups owned by May and Federated accounted for an average of 47% and 22%, respectively, of Finlay's domestic sales.

     Finlay also operates 140 Departments in store groups owned by Saks Incorporated. Additionally, Finlay operates in several other host store groups, such as Belk, The Bon-Ton and Gottschalks. Management believes that it maintains excellent relations with its host store groups, 20 of which have had leases with Finlay for more than five years (representing 79% of Finlay's sales in 2000) and 15 of which have had leases with Finlay for more than ten years (representing 69% of Finlay's sales in 2000). As a consequence of the strong and, in many instances, long-term relationships, host store groups have routinely renewed Finlay's lease agreements at their renewal dates. Management believes that the majority of its lease agreements will continue to be renewed routinely.

     The following table identifies the host store groups in which Finlay operated Departments at February 3, 2001, the year in which Finlay's relationship with each host store group commenced and the number of Departments operated by Finlay in each host store group. The table also provides similar information regarding Finlay's stand-alone locations.

                                                               Inception of                  Number of
Host Store Group/Location                                      Relationship              Departments/Stores
-------------------------                                      ------------              ------------------
May
Robinsons-May.........................................             1948                    55
Filene's..............................................             1977                    42
Lord & Taylor.........................................             1978                    82
Famous Barr/L.S. Ayres/Jones..........................             1979                    42
Kaufmann's............................................             1979                    51
Foley's...............................................             1986                    60
Hecht's/Strawbridge's.................................             1986                    74
Meier & Frank.........................................             1988                    15
                                                                                        ---------
    Total May Departments.............................                                                421

Federated
Rich's/Lazarus/Goldsmith's............................             1983                    68
Burdines..............................................             1992                    45
The Bon Marche........................................             1993                    20
Stern's (1) ..........................................             1994                    23
Bloomingdale's........................................             2000                    23
                                                                                        ---------
    Total Federated Departments.......................                                                179

Saks Incorporated
Younkers..............................................             1973                    32
Carson Pirie Scott/Bergner's/Boston Store.............             1977                    51
Proffitt's............................................             1991                    16
Parisian..............................................             1997                    35
Herberger's...........................................             1999                     6
                                                                                        ---------
   Total Saks Incorporated Departments................                                                140

Other Departments
Gottschalks...........................................             1969                    39
Belk..................................................             1975                    63
Liberty House.........................................             1983                    12
The Bon-Ton...........................................             1986                    45
Elder Beerman.........................................             1992                    34
Dillard's.............................................             1997                    63
Marshall Field's/Dayton's/Hudson's (2)................          1997/2000                  55
                                                                                        ---------
   Total Other Departments............................                                                311
                                                                                                   ---------
   Total Departments..................................                                              1,051

Stand-Alone Stores
New York Jewelry Outlet...............................             1994                                 2
                                                                                                   ---------

     Total Departments and Stand-Alone Stores.........                                              1,053
                                                                                                   =========

----------
(1)  Federated has announced that it will be closing these locations in 2001.
(2) The relationship with Dayton's and Hudson's commenced in 2000 as a result of the J.B. Rudolph Acquisition.

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

     In many cases, Finlay is subject to limitations under its lease agreements which prohibit Finlay from operating Departments for competing host store groups within a certain geographical radius of the host stores (typically five to ten miles). Such limitations restrict Finlay from further expansion within areas where it currently operates Departments, including expansion by possible acquisitions. Certain lease agreements, however, make an exception for adding Departments in stores established by groups with which Finlay has a preexisting lease arrangement. In addition, Finlay has from time to time obtained the consent of an existing host store group to operate in another host store group within a prohibited area. For example, May and Federated have granted consents of this type to Finlay with respect to one another's stores. Further, Finlay sought and received the consent of certain of its existing host store groups in connection with the Diamond Park Acquisition and the J.B. Rudolph Acquisition.

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

     Departments Opened/Closed. During 2000, Department openings offset by closings resulted in a net increase of 66 Departments. The openings totaled 86 and included 57 Departments as a result of the J.B. Rudolph Acquisition, seven Departments as a result of May's acquisition of ZCMI and 22 Departments within existing store groups. The closings, which totaled 20, were all within existing store groups, including six of Finlay's outlet stores which were sold in May 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--2000 Compared with 1999".

     The following table sets forth data regarding the number of domestic Departments and stand-alone stores which Finlay has operated from the beginning of 1996:

                                                                             Fiscal Year Ended
                                                        -------------------------------------------------------------
                                                        Feb. 1,     Jan. 31,     Jan. 30,     Jan. 29,     Feb. 3,
                                                         1997         1998         1999          2000         2001
                                                       --------    ---------     --------     ---------    ---------
   Departments/Stores:

   Open at beginning of period....................         834         797            959          959          987
   Opened during period...........................          47         172             68           61           86
   Closed during period...........................         (84)        (10)           (68)         (33)         (20)
                                                        --------    ---------     --------     ---------    ---------
   Open at end of period..........................         797         959            959          987        1,053
                                                        --------    ---------     --------     ---------    ---------
   Net increase (decrease)........................         (37)        162              -           28           66
                                                        ========    =========     ========     =========    =========

     For the periods presented in the table above, Department closings were primarily attributable to: ownership changes in host store groups; the bankruptcy of certain host store groups; internal consolidation within host store groups; the closing or sale by host store groups of individual stores; host store group decisions to consolidate with one lessee; and Finlay's decision to close unprofitable Departments. To management's knowledge, none of the Department closings during the periods presented in the table above resulted from dissatisfaction of a host store group with Finlay's performance.

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

     The following table sets forth the domestic sales and percentage of sales by category of merchandise for 1998, 1999 and 2000:

                                                                  Fiscal Year Ended
                                ---------------------------------------------------------------------------------------
                                      Jan. 30, 1999                 Jan. 29, 2000                 Feb. 3, 2001
                                ---------------------------    ------------------------    ----------------------------
                                                  % of                        % of                          % of
                                  Sales            Sales         Sales         Sales         Sales            Sales
                                -----------      ----------    ----------    ----------    -----------     ------------
                                                                (Dollars in millions)
   Diamonds..................   $   192.0           23.4%      $   219.1        24.7%      $   267.7           26.7%
   Gold......................       182.0           22.1           193.1        21.8           222.3           22.2
   Gemstones.................       184.4           22.4           194.5        22.0           209.5           21.0
   Watches...................       147.0           17.9           151.7        17.1           167.9           16.8
   Other (1).................       116.6           14.2           127.8        14.4           132.7           13.3
                                -----------      ----------    ----------    ----------    -----------     ------------
   Total Sales...............   $   822.0          100.0%      $   886.2       100.0%      $ 1,000.1          100.0%
                                ===========      ==========    ==========    ==========    ===========     ============

--------------------
(1) Includes special promotional items, remounts, estate jewelry, pearls, beads, cubic zirconia, sterling silver and men's jewelry, as well as repair services and accommodation sales to Finlay employees.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     Finlay sells its merchandise at prices generally ranging from $50 to $1,000. In 2000, the average price of items sold by Finlay was approximately $180 per item. An average Department has over 4,000 items in stock. Consistent with fine jewelry retailing in general, a substantial portion of Finlay's sales are made at prices discounted from listed retail prices. Finlay's advertising and promotional planning are closely coordinated with its pricing strategy. Publicized sales events are an important part of Finlay's marketing efforts. A substantial portion of Finlay's sales occur during such promotional events. The amount of time during which merchandise may be offered at discount prices is limited by applicable laws and regulations. See "Legal Proceedings".

Purchasing and Inventory

     General. A key element of Finlay's strategy has been to lower the working capital investment required for operating its existing Departments and opening new Departments. At any one time, Finlay typically is required to pay in advance of sale for less than half of its inventory because in recent years, on average, approximately 50% of Finlay's domestic merchandise has been obtained on consignment and certain additional inventory has been purchased with extended payment terms. In 2000, Finlay's net monthly investment in inventory (i.e., the total cost of inventory owned and paid for) averaged 31% of the total cost of its on-hand merchandise. Finlay is generally granted exchange privileges which permit Finlay to return or exchange unsold merchandise for new products at any time. In addition, Finlay structures its relationships with vendors to encourage their participation in and responsibility for merchandise management. By making the vendor a participant in Finlay's merchandising strategy, Finlay has created opportunities for the vendor to assist in identifying fashion trends, thereby improving inventory turnover and profitability. As a result, Finlay's direct capital investment in inventory has been reduced to levels which it believes are low for the retail jewelry industry. In addition, Finlay's inventory exposure to changing fashion trends is reduced because, in general, unsold consignment merchandise can be returned to the vendor.

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

     In 2000, merchandise obtained by Finlay from its 40 largest vendors (out of a total of approximately 500 vendors) generated approximately 76% of sales, and merchandise obtained from Finlay's largest vendor generated approximately 11% of sales. Finlay does not believe the loss of any one of its vendors would have a material adverse effect on its business.

     Gold Consignment Agreement. Finlay Jewelry is party to a gold consignment agreement (the "Gold Consignment Agreement"), which expires on December 31, 2001. The Gold Consignment Agreement enables Finlay to receive merchandise by providing gold, or otherwise making payment, to certain vendors who currently supply Finlay with merchandise on consignment. While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to the gold consignor. Finlay can obtain, pursuant to the Gold Consignment Agreement, up to the lesser of (i) 130,000 fine troy ounces or (ii) $37.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At February 3, 2001, amounts outstanding under the Gold Consignment Agreement totaled 118,597 fine troy ounces, valued at approximately $31.4 million. The average amount outstanding under the Gold Consignment Agreement was $28.0 million in 2000.

     Under the Gold Consignment Agreement, Finlay is required to pay a daily consignment fee on the dollar equivalent of the fine gold value of the ounces of gold consigned thereunder. The daily consignment fee is based on a floating rate which, as of February 3, 2001, was 2.8% per annum. In addition, Finlay is required to pay a fee of 0.5% if the amount of gold consigned has a value equal to or less than $12.0 million. In conjunction with the Gold Consignment Agreement, Finlay granted to the gold consignor a first priority perfected lien on, and a security interest in, specified gold jewelry of participating vendors approved under the Gold Consignment Agreement and a lien on proceeds and products of such jewelry subject to the terms of an intercreditor agreement between the gold consignor and the Revolving Credit Agreement lenders.

Operations

     General. Most of Finlay's Departments have between 50 and 150 linear feet of display cases (with an average of approximately 72 linear feet) generally located in high traffic areas on the main floor of the host stores. Each Department is supervised by a manager whose primary duties include customer sales and service, scheduling and training of personnel, maintaining security controls and merchandise presentation. Most of the Departments utilize up to 260 staff hours per week on a permanent basis, depending on the Department's sales volume, and employ additional sales staff during the peak year-end holiday season. Each Department is open for business during the same hours as its host store. Subject to the terms of the applicable host store group lease agreement, Finlay is generally responsible for its own operating decisions within each of its Department operations, including the hiring and compensation of sales staff. See "--Store Relationships--Terms of Lease Agreements".

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

     Finlay had average domestic sales per linear foot of approximately $12,200 in 1998, $12,700 in 1999 and $13,600 in 2000. Finlay determines average sales per linear foot by dividing its sales by the aggregate estimated measurements of the outer perimeters of the display cases of Finlay's Departments. Finlay had average domestic sales per Department of approximately $857,000, $911,000 and $981,000 in 1998, 1999 and 2000, respectively.

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

     As of the end of 2000, Finlay employed approximately 8,000 persons in the United States, approximately 95% of whom were regional and local sales and supervisory personnel and the balance of whom were employed in administrative or executive capacities. Of Finlay's 8,000 employees, approximately 4,400 were part-time employees, working less than 32 hours per week. Finlay's labor requirements fluctuate because of the seasonal nature of Finlay's business. See "--Seasonality". Management believes that its relations with its employees are good. Less than 1% of Finlay's employees are unionized.

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

     Inventory Loss Prevention and Insurance. Finlay undertakes substantial efforts to safeguard its merchandise from loss or theft, including the installation of safes at each location and the taking of a daily diamond inventory. During 2000, inventory shrinkage amounted to approximately 1.2% of sales. Finlay maintains insurance covering the risk of loss of merchandise in transit or on Finlay's premises (whether owned or on consignment) in amounts that management believes are reasonable and adequate for the types and amounts of merchandise carried by Finlay.

     Gold Hedging. The cost to Finlay of gold merchandise sold on consignment in some cases is not fixed until the sale is reported to the vendor or the gold consignor in the case of merchandise sold pursuant to the Gold Consignment Agreement. In such cases, the cost of merchandise varies with the price of gold and Finlay is exposed to the risk of fluctuations in the price of gold between the time Finlay establishes the advertised or other retail price of a particular item of merchandise and the date on which the sale of the item is reported to the vendor. In order to hedge against this risk and to enable Finlay to determine the cost of such goods prior to their sale, Finlay may elect to fix the price of gold prior to the sale of such merchandise. Accordingly, Finlay at times enters into futures contracts, such as options or forwards or a combination thereof. The value of gold hedged under such contracts represented approximately 4.5% of the Company's cost of goods sold in 2000. Under such contracts, the Company obtains the right to purchase a fixed number of troy ounces of gold at a specified price per ounce for a specified period. Such contracts typically have durations ranging from one to nine months and are generally priced at the spot gold price plus an amount based on prevailing interest rates plus customary transactions costs. When sales of such merchandise are reported to the consignment vendors and the cost of such merchandise becomes fixed, Finlay sells its related hedge position. At February 3, 2001, the Company had several open positions in futures contracts, for gold totaling 46,300 fine troy ounces, valued at $12.6 million, which expire during 2001. The fair market value of such contracts was $12.3 million at February 3, 2001.

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

Item 2. Properties

     The only real estate owned by Finlay is the central distribution facility, totaling 106,200 square feet at 205 Edison Avenue, Orange, Connecticut. Finlay leases approximately 18,400 square feet at 521 Fifth Avenue, New York, New York, and 49,100 square feet at 529 Fifth Avenue, New York, New York for its executive, accounting, advertising, the majority of its data processing operations and other administrative functions. The leases for such space expire September 30, 2008. The Company leases an additional 2,140 square feet at 521 Fifth Avenue, New York, New York under a lease which expires September 30, 2001. For certain operations at 500 Eighth Avenue, New York, New York, Finlay has leased approximately 9,200 square feet under a lease which expires January 31, 2002. Finlay also leases retail space for its New York Jewelry Outlet stores. Generally, as part of Finlay's lease arrangements, host stores provide office space to Finlay's host store group management personnel free of charge.


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

     No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II


Item 5. Market for the Registrant's Common Equity and Related
        Stockholder Matters

     The Common Stock of the Company is traded on the Nasdaq National Market under the symbol "FNLY". The high and low sales prices for the Common Stock during 1999 and 2000 were as follows:

                                                                        Fiscal Year Ended
                                                       ----------------------------------------------------
                                                          January 29, 2000            February 3, 2001
                                                       -----------------------     ------------------------
                                                         High          Low            High          Low
                                                       ----------    ---------     -----------    ---------
    First Quarter.................................     $ 11 3/16    $  8 1/4        $ 13 5/16     $  9 5/8
    Second Quarter................................       14 9/16      10 5/16         14 1/16        9 3/4
    Third Quarter.................................       14 1/2       11 7/8          14 5/8        11 3/4
    Fourth Quarter................................       14 15/16     11 1/2          14             9 5/8

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

     During 2000, cash dividends of $7.6 million were distributed by Finlay Jewelry to the Company. The distributions are generally utilized to pay interest on the Senior Debentures and certain expenses of the Company such as legal, accounting and directors' fees.

     As of April 25, 2001, there were 10,372,806 shares of Common Stock outstanding and approximately 62 record holders of the Common Stock, including holders who are nominees for an undetermined number of beneficial owners, estimated to be in excess of 500. The last reported sale price for the Common Stock on the Nasdaq National Market on April 25, 2001 was $10.80.

Item 6. Selected Consolidated Financial Data

     The selected consolidated financial information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto. See "Index to Consolidated Financial Statements". The balance sheet data of the Company at January 29, 2000 and February 3, 2001 and the statement of operations data for each of the fiscal years ended January 30, 1999, January 29, 2000 and February 3, 2001 were derived from consolidated financial statements of the Company, which statements have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report included elsewhere herein. The balance sheet data of the Company at February 1, 1997, January 31, 1998 and January 30, 1999 and the statement of operations data for the fiscal years ended February 1, 1997 and January 31, 1998 were derived from consolidated financial statements of the Company, which statements have been audited by Arthur Andersen LLP, independent public accountants, and which are not included or incorporated herein.

                                                                                  Fiscal Year Ended (1)
                                                        -----------------------------------------------------------------------
                                                          Feb. 1,        Jan. 31,      Jan. 30,      Jan. 29,          Feb. 3,
                                                           1997            1998          1999          2000             2001
                                                        ------------     ----------    ----------    ----------     -----------
                                                                      (Dollars in thousands, except per share data)
Statement of Operations Data:
   Sales ...............................................    $685,274     $769,862     $ 863,428      $912,978     $1,000,120
   Cost of sales .......................................     330,300      371,085       421,450       449,912        496,291
   Cost of sales - Sonab inventory write-down (2) ......          --           --            --         7,839             --
                                                            --------     --------     ---------      --------     ----------
   Gross margin (3) ....................................     354,974      398,777       441,978       455,227        503,829
   Selling, general and administrative expenses ........     290,138      324,777       364,652       379,083        409,994
   Nonrecurring charges associated with the sale
     and closure of Sonab (2) ..........................          --           --            --        20,792             --
   Depreciation and amortization .......................      10,840       12,163        15,672        16,895         17,549
                                                            --------     --------     ---------      --------     ----------
   Income (loss) from operations .......................      53,996       61,837        61,654        38,457         76,286
   Interest expense, net ...............................      31,204       34,115        32,499        29,505         30,057
   Nonrecurring interest associated with
     refinancing (4) ...................................          --           --           655            --             --
                                                            --------     --------     ---------      --------     ----------
   Income (loss) before income taxes and
     extraordinary charges .............................      22,792       27,722        28,500         8,952         46,229
   Provision (benefit) for income taxes ................      11,035       12,527        11,986         4,889         19,708
                                                            --------     --------     ---------      --------     ----------
   Income (loss) before extraordinary charges ..........      11,757       15,195        16,514         4,063         26,521
   Extraordinary charges from early extinguishment
     of debt, net (5) ..................................          --           --         7,415            --             --
                                                            --------     --------     ---------      --------     ----------
   Net income (loss) ...................................    $ 11,757     $ 15,195     $   9,099      $  4,063     $   26,521
                                                            ========     ========     =========      ========     ==========

   Net income (loss) per share applicable to
     common shares:
     Basic net income (loss) per share:
       Before extraordinary charges ....................    $   1.59     $   1.89     $    1.61      $   0.39     $     2.54
       Extraordinary charges from early
         extinguishment of debt ........................    $     --     $     --     $   (0.72)     $     --     $       --
       Net income (loss) ...............................    $   1.59     $   1.89     $    0.89      $   0.39     $     2.54
     Diluted net income (loss) per share:
       Before extraordinary charges ....................    $   1.55     $   1.84     $    1.59      $   0.39     $     2.52
       Extraordinary charges from early
         extinguishment of debt ........................    $     --     $     --     $   (0.72)     $     --     $       --
       Net income (loss) ...............................    $   1.55     $   1.84     $    0.88      $   0.39     $     2.52
   Weighted average number of shares and share
     Equivalents outstanding (000's) ...................       7,570        8,276        10,366        10,504         10,508

                                                                                   Fiscal Year Ended (1)
                                                          --------------------------------------------------------------------------
                                                             Feb. 1,      Jan. 31,       Jan. 30,         Jan. 29,      Feb. 3,
                                                              1997          1998          1999             2000          2001
                                                          ------------  ----------      ----------      ----------     ----------
                                                                           (Dollars in thousands, except per share data)
Pro Forma Consolidated Statement of
   Operations Data (6):
   Net income (loss) ....................................                                $  16,914      $  21,099
   Net income (loss) per share applicable to
     common shares:
     Basic net income (loss) per share ..................                                $    1.65      $    2.03
     Diluted net income (loss) per share ................                                $    1.63      $    2.01

Pro Forma Domestic Statement of
   Operations Data (7):
   Operations Data (7):
   Sales ................................................    $ 634,922    $ 719,607      $ 822,035      $ 886,223
   EBITDA (11) ..........................................    $  58,790    $  68,825      $  77,123      $  87,159
   Net income (loss) ....................................    $   9,789    $  14,123      $  18,850      $  24,616
   Net income (loss) per share applicable to
     common shares:
     Basic net income (loss) per share ..................    $    1.32    $    1.75      $    1.84      $    2.36
     Diluted net income (loss) per share ................    $    1.29    $    1.71      $    1.82      $    2.34

Operating and Financial Data:
   Number of Departments (end of period) (8):
     Consolidated .......................................          939        1,117          1,109            987          1,053
     Domestic ...........................................          797          959            959            987          1,053
   Percentage increase in sales .........................          4.7%        12.3%          12.2%           5.7%           9.5%
   Percentage increase in comparable Department
     sales (8)(9):
     Consolidated .......................................          5.9%         5.5%           3.9%           6.8%           2.1%
     Domestic ...........................................          6.0%         5.7%           5.4%           8.1%           2.1%
   Average domestic sales per Department (10) ...........    $     779    $     820      $     857      $     911      $     981
   EBITDA (11) ..........................................       64,836       74,000         77,326         55,352         93,835
   Capital expenditures .................................       17,533       19,338         14,874         14,972         18,118

Cash flows provided from (used in):
   Operating activities .................................    $  13,071    $  35,910      $  23,121      $  38,804      $  27,860
   Investing activities .................................      (18,154)     (78,915)       (23,134)       (21,054)       (30,403)
   Financing activities .................................           61       36,083          3,692            137           (981)

Balance Sheet Data-End of Period:
   Working capital ......................................    $  77,616    $ 108,395      $ 147,337      $ 157,587      $ 180,274
   Total assets .........................................      421,273      508,236        543,992        557,042        606,389
   Short-term debt, including current portion of
     long-term debt .....................................            2           --             --             --             --
   Long-term debt, excluding current portion ............      211,427      221,026        225,000        225,000        225,000
   Total stockholders' equity (deficit) .................       22,505       72,339         99,811        108,800        134,340

----------
(1) Each of the fiscal years for which information is presented includes 52 weeks except 2000, which includes 53 weeks.
(2) Included in 1999 are nonrecurring charges associated with the sale and closure of Sonab totaling $28.6 million. Included in cost of sales is $7.8 million for the write-down of inventory with the balance of $20.8 million recorded as an operating expense. Refer to Note 12 of Notes to Consolidated Financial Statements.
(3) Finlay utilizes the LIFO method of accounting for inventories. If Finlay had valued inventories at actual cost, as would have resulted from the specific identification inventory valuation method, the gross margin would have increased (decreased) as

                                         (Footnotes continued on following page)

(Footnotes continued from previous page)


     follows: $1.9 million, $(2.3) million, $(1.0) million, $(1.1) million and $1.8 million for 1996, 1997, 1998, 1999 and 2000, respectively.
(4) As a result of certain call requirements associated with the Old Debentures and the Old Notes, Finlay had outstanding both the new debt and the old debt for a period of twenty-five days in 1998. The net effect of the above, offset by reduced interest expense on the borrowings under the Revolving
     Credit Agreement and interest income on excess cash balances, was $0.7 million.
(5) The extraordinary charges of $12.2 million include $7.1 million for redemption premiums on the Old Debentures and the Old Notes and $3.9 million to write off deferred financing costs and debt discount associated with the Old Debentures and the Old Notes. The income tax benefit on the extraordinary charges totaled $4.8 million.
(6) The pro forma financial information for 1998 excludes (i) the extraordinary charge of $12.2 million, on a pre-tax basis, described in Note 5 above, and
     (ii) the nonrecurring  interest  associated with refinancing,  described in
     Note 4 above. The pro forma financial information for 1999 excludes the effect of the nonrecurring charges associated with the sale and closure of Sonab totaling $28.6 million on a pre-tax basis. Refer to Notes 12 and 13 of Notes to Consolidated Financial Statements.
(7) The pro forma financial information reflects the Company's domestic operations only and excludes the operations of Sonab, as well as the impact of the sale and closure of Sonab. Refer to Note 14 of Notes to Consolidated Financial Statements. For 1998, refer to Note 6 above for additional pro forma adjustments.
(8)  Includes Departments and stand-alone locations.
(9) Comparable Department sales are calculated by comparing the sales from Departments open for the same months in the comparable periods.
(10) Average domestic sales per Department is determined by dividing domestic sales by the average of the number of domestic Departments open at the beginning and at the end of each period.
(11) EBITDA represents income from operations before depreciation and amortization expenses. For 1999, consolidated EBITDA includes the nonrecurring charge totaling $28.6 million associated with the sale and closure of Sonab. The Company believes EBITDA provides additional information for determining its ability to meet future debt service requirements. EBITDA should not be construed as a substitute for income from operations, net income or cash flow from operating activities (all as determined in accordance with generally accepted accounting principles) for the purpose of analyzing Finlay's operating performance, financial position and cash flows as EBITDA is not defined by generally accepted accounting principles. Finlay has presented EBITDA, however, because it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance and to determine a company's ability to service and/or incur debt. Finlay's computation of EBITDA may not be comparable to similar titled measures of other companies.


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

General

     Since 1998, sales have increased by $136.7 million to $1.0 billion, a compound annual growth rate of 7.6%, while comparable Department sales have increased by 3.9%, 6.8% and 2.1% in 1998, 1999 and 2000, respectively. Comparable Department sales include Departments open for the same months during comparable periods. Domestic comparable Department sales during this same period increased 5.4%, 8.1% and 2.1%. The increase in total sales during this period is the result of (i) adding new Departments, including 57 Departments from the J.B. Rudolph Acquisition, and (ii) increasing comparable Department sales. Management attributes its comparable Department sales increases during this period to continued focus on the following Company initiatives: (i) emphasizing its "Key Item" and "Best Value" merchandising programs, which provide a targeted assortment of items at competitive prices; (ii) increasing focus on holiday and event-driven promotions as well as host store marketing programs; and (iii) positioning the Company's Departments as a "destination location" for fine jewelry.

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

     Gross margin as a percentage of sales has decreased from 51.2% in 1998 to 50.4% in 2000. This decrease is principally the result of the Company's "Key Item" and "Best Value" programs, which produce higher sales volume and a slightly lower gross margin, on average, than other merchandise and the LIFO provision in 2000 compared to a LIFO benefit in 1998.

     Selling, general and administrative expenses ("SG&A") as a percentage of sales have decreased from 42.2% in 1998 to 41.0% in 2000. Management attributes this improvement to (i) leveraging operating expenses through higher domestic sales, (ii) reducing payroll expense, as a percentage of sales, which reflects management's continued initiatives in controlling payroll hours and labor rates and (iii) the impact of the operation of the central distribution center in consolidating the inventory processing function, as it became fully operational in the Spring of 1998. The components of SG&A include payroll expense, lease fees, net advertising expenditures and other field and administrative expenses.

     As a result of a series of recapitalization transactions in 1993 (the "1993 Recapitalization") and a 1988 reorganization transaction involving Finlay Jewelry (the "1988 Leveraged Recapitalization"), the Company is highly leveraged and, as such, interest expense had a significant impact on the Company's results of operations. The Refinancing resulted in lower interest rates on the Senior Debentures and the Senior Notes than the interest rates on the Old Debentures and the Old Notes. As such, for 2000, interest expense has been favorably impacted as compared to 1998. The Company also records approximately $3.7 million of goodwill amortization annually resulting primarily from the 1988 Leveraged Recapitalization and the Diamond Park Acquisition.

     On April 3, 2000, Finlay completed the acquisition of certain assets of J.B. Rudolph, a leading operator of Departments, for approximately $20.6 million. By acquiring J.B. Rudolph, Finlay added 57 Departments and also added new host store relationships with Bloomingdale's, Dayton's and Hudson's.

Results of Operations

     The following table sets forth operating results as a percentage of sales for the periods indicated:

                                                                                Fiscal Year Ended
                                                                 ------------------------------------------------
                                                                  Jan. 30,           Jan. 29,          Feb. 3,
                                                                    1999               2000             2001
                                                                 ------------      -------------     ------------
   Statement of Operations Data:
   Sales....................................................         100.0%            100.0%            100.0%
   Cost of sales............................................          48.8              49.3              49.6
   Cost of sales - Sonab inventory write-down (1)...........           --                0.8              --
                                                                 ------------      -------------     ------------
   Gross margin.............................................          51.2              49.9              50.4
   Selling, general and administrative expenses.............          42.2              41.5              41.0
   Nonrecurring charges associated with the sale
   and closure of Sonab (1).................................           --                2.3              --
   Depreciation and amortization............................           1.8               1.9               1.8
                                                                 ------------      -------------     ------------
   Income (loss) from operations............................           7.2               4.2               7.6
   Interest expense, net....................................           3.8               3.2               3.0
   Nonrecurring interest associated with refinancing (2)               0.1               --               --
                                                                 ------------      -------------     ------------
   Income (loss) before income taxes and extraordinary charges         3.3               1.0               4.6
   Provision for income taxes...............................           1.4               0.5               2.0
                                                                 ------------      -------------     ------------
   Income (loss) before extraordinary charges...............           1.9               0.5               2.6
   Extraordinary charges from early extinquishment
   of debt, net (3) ........................................           0.8               --               --
                                                                 ------------      -------------     ------------
   Net income (loss)........................................           1.1%              0.5%              2.6%
                                                                 ============      =============     ============

   Other Supplemental Data:
   EBITDA (4)(5)............................................           9.0%              6.1%              9.4%

----------
(1)  See Note 2 to "Selected Consolidated Financial Data".
(2)  See Note 4 to "Selected Consolidated Financial Data".
(3)  See Note 5 to "Selected Consolidated Financial Data".
(4) EBITDA represents income from operations before depreciation and amortization expenses. The Company believes EBITDA provides additional information for determining its ability to meet future debt service requirements. See Note 11 to "Selected Consolidated Financial Data".
(5) For 1999, EBITDA as a percentage of sales includes the nonrecurring charges associated with the sale and closure of Sonab. Excluding these charges, EBITDA as a percentage of sales was 9.2%.


2000 Compared with 1999

     Sales. Sales increased $87.1 million, or 9.5%, in 2000 compared to 1999. Comparable Department sales increased 2.1%. Management attributes this increase in comparable Department sales primarily to the "Key Item" and "Best Value" merchandising programs and to the marketing initiatives discussed above. These factors were offset by a general softening in the retail environment in the latter part of 2000. Sales from the operation of net new Departments contributed $68.0 million, primarily relating to the J.B. Rudolph Acquisition and the net effect of new store openings and closings offset by the sale and closure of Sonab at the end of 1999. Excluding Sonab's sales which totaled $26.8 million in 1999, sales on a domestic basis increased 12.9% in 2000.

     During 2000, Finlay opened 86 Departments and closed 20 Departments. The Department openings were comprised of the following:

                                            Number of
                                           Departments/
               Store Group                    Stores                                   Reason
    -----------------------------------    -------------     -----------------------------------------------------------
    Bloomingdale's..................             23          J.B. Rudolph Acquisition.
    Hudson's........................             21          J.B. Rudolph Acquisition.
    Dayton's........................             13          J.B. Rudolph Acquisition.
    Meier & Frank...................              7          May's acquisition of ZCMI.
    Other...........................             22          Department openings within existing store groups.
                                                ---
                                                 86
                                                ===

      The Department closings were comprised of the following:

                                            Number of
                                           Departments/
               Store Group                    Stores                                   Reason
    -----------------------------------    -------------     -----------------------------------------------------------
    New York Jewelry Outlet.........              6          Sold in May 2000.
    Other...........................             14          Department closings within existing store groups.
                                                ---
                                                 20
                                                ===

     Gross margin. Gross margin increased by $48.6 million in 2000 compared to 1999 and, as a percentage of sales, gross margin increased by 0.5%, primarily due to a nonrecurring charge in 1999 of $7.8 million relating to the write-down of inventory in conjunction with the sale and closure of Sonab's operations offset by (i) management's continued efforts to increase market penetration and market share through its pricing strategy and (ii) a charge of $1.8 million in the LIFO provision compared to the prior year's benefit of $1.0 million.

     Selling, general and administrative expenses. SG&A totaled $410.0 million, an increase of $30.9 million, or 8.2%, in 2000 compared to 1999 due primarily to payroll expense and lease fees associated with the increase in the Company's sales. SG&A as a percentage of sales decreased to 41.0% in 2000 from 41.5% in 1999 as a result of the negative impact of Sonab's 1999 SG&A as a percentage of sales in addition to expenses related to the Company's year 2000 remediation project of approximately $2.0 million in 1999. On a domestic basis, SG&A as a percentage of sales improved 0.1%.

     Nonrecurring charges associated with the sale and closure of Sonab. As a result of the sale of the majority of Sonab's assets and the disposition of the remaining assets, the Company recorded a nonrecurring charge of $20.8 million in 1999. The components of the charge relate to the realization of foreign exchange losses, payroll and severance costs, other close-down costs and the write-off of undepreciated assets.

     Depreciation and amortization. Depreciation and amortization increased by $0.7 million in 2000 compared to 1999, reflecting $18.1 million in capital expenditures and an increase in capitalized software costs for the most recent twelve months. These costs were offset by the effect of certain assets becoming fully depreciated, as well as the disposition and write-off of Sonab's fixed assets. On a domestic basis, depreciation and amortization increased by $1.3 million. The increase in fixed assets was primarily due to the addition of new Departments, the renovation of existing Departments and the inclusion of the cost of fixed assets acquired in connection with the J.B. Rudolph Acquisition.

     Interest expense, net. Interest expense increased by $0.6 million reflecting a higher weighted average interest rate (8.6% for 2000 compared to 8.2% for 1999) offset slightly by a decrease in average borrowings ($321.6 million for 2000 compared to $329.2 million for 1999).

     Provision for income taxes. The income tax provision for 2000 and 1999 reflects an effective tax rate of 40.5%.

     Net income. Net income of $26.5 million for 2000 represents an increase of $22.5 million as compared to net income of $4.1 million in 1999 as a result of the factors discussed above. Excluding the nonrecurring charges in 1999 relating to the sale and closure of Sonab, net income for 2000, on a domestic basis, increased by $1.9 million.


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
                                               ----
                                                183
                                               ====

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

Liquidity and Capital Resources

     Finlay's primary capital requirements are for funding working capital for new Departments and for working capital growth of existing Departments and, to a lesser extent, capital expenditures for opening new Departments, renovating existing Departments and information technology investments. For 1999 and 2000, capital expenditures totaled $15.0 million and $14.1 million (exclusive of the fixed assets acquired in the J.B. Rudolph Acquisition, which totaled $4.0 million), respectively. Total capital expenditures for 2001 are estimated to be approximately $15.0 million. Although capital expenditures are limited by the terms of the Revolving Credit Agreement, to date this limitation has not precluded the Company from satisfying its capital expenditure requirements.

     Finlay's operations substantially preclude customer receivables and in recent years, on average, approximately 50% of Finlay's domestic merchandise has been carried on consignment. Accordingly, management believes that relatively modest levels of working capital are required in comparison to many other retailers. The Company's working capital balance was $180.3 million at February 3, 2001, an increase of $22.7 million from January 29, 2000. The increase resulted primarily from the impact of 2000's net income, exclusive of depreciation and amortization, partially offset by capital expenditures and additions to deferred charges. Based on the seasonal nature of Finlay's business, working capital requirements and therefore borrowings under the Revolving Credit Agreement can be expected to increase on an interim basis during the first three quarters of any given fiscal year. See "--Seasonality".

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

     In each year, Finlay is required to reduce the outstanding revolving credit balance and letter of credit balance under the Revolving Credit Agreement to $50.0 million or less and $20.0 million or less, respectively, for a 30 consecutive day period (the "Balance Reduction Requirement"). Borrowings under the Revolving Credit Agreement at February 3, 2001 and January 29, 2000 were zero. The average amounts outstanding under the Revolving Credit Agreement for 1999 and 2000 $104.2 million and $96.6, respectively. The maximum amount outstanding for 2000 was $155.6 million, at which point the unused excess availability was $65.0 million, excluding the acquisition facility.

     On December 1, 2000, the Company announced that its Board of Directors had approved a stock repurchase program to acquire up to $20 million of outstanding Common Stock. Under the program, the Company may, from time to time, at the discretion of management, purchase its Common Stock on the open market through September 29, 2001. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, availability under Finlay's revolving credit facility and its cash position and requirements going forward.

     On April 3, 2000, Finlay completed the acquisition of certain assets of J.B. Rudolph for $20.6 million, consisting primarily of inventory and fixed assets. The J.B. Rudolph Acquisition required additional working capital to increase the inventory levels in anticipation of the year-end holiday season. Inventory purchases for the former J.B. Rudolph departments are being financed in part by trade payables combined with the utilization of consignment inventory. Finlay financed the J.B. Rudolph Acquisition with borrowings under its Revolving Credit Agreement.

     On January 3, 2000, Sonab sold the majority of its assets for approximately $9.9 million. As of January 29, 2000, Sonab had received $1.2 million of the sale proceeds. Sonab received an additional $7.6 million in 2000 and the balance remains subject to certain escrow arrangements among the parties. After the sale, the buyer operated more than 80 locations previously included in Sonab's 130-location base in France. The remaining departments were closed. The Company recorded a pre-tax charge in the fourth quarter of 1999 of $28.6 million, or $1.62 per share on a diluted basis after-tax, for the write-down of assets for disposition and related closure expenses. The cash portion of this charge was approximately $7.8 million.

     Finlay's long-term needs for external financing will depend on its rate of growth, the level of internally generated funds and the ability to continue obtaining substantial amounts of merchandise on advantageous terms, including consignment arrangements with its vendors. As of February 3, 2001, $381.7 million of consignment merchandise from approximately 300 vendors was on hand as compared to $329.9 million at January 29, 2000. For 2000, Finlay had an average balance of consignment merchandise of $372.9 million as compared to an average balance of $321.7 million in 1999. See "Business--Store Relationships" and "Business--Purchasing and Inventory".

     A substantial amount of Finlay's operating cash flow has been used or will be required to pay, directly or indirectly, interest with respect to the Senior Debentures, the Senior Notes and amounts due under the Revolving Credit Agreement, including the payments required pursuant to the Balance Reduction Requirement. As of February 3, 2001, Finlay's outstanding borrowings were $225.0 million, which included a $75.0 million balance under the Senior Debentures and a $150.0 million balance under the Senior Notes.

     Finlay Jewelry is party to the Gold Consignment Agreement, which expires on December 31, 2001. The Gold Consignment Agreement enables Finlay Jewelry to receive merchandise by providing gold, or otherwise making payment, to certain vendors. Finlay Jewelry can obtain, pursuant to the Gold Consignment Agreement, up to the lesser of (i) 130,000 fine troy ounces or (ii) $37.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At February 3, 2001, amounts outstanding under the Gold Consignment Agreement totaled 118,597 fine troy ounces, valued at approximately $31.4 million. The average amount outstanding under the Gold Consignment Agreement was $28.0 million in 2000.

     The year 2000 issue did not pose significant operational problems to Finlay. Finlay used a combination of internal and external resources to execute its year 2000 project plan. The costs related to the Company's year 2000 efforts totaled approximately $4.0 million, of which approximately $2.1 million was spent in 1999. Finlay funded the year 2000 costs through operating cash flows.

     The Company is in the process of implementing several information technology initiatives, including the design and development of a new merchandising system and a point-of-sale system for Finlay's Departments. These projects will serve to support future growth of the Company as well as provide improved analysis and reporting capabilities and more timely sales and inventory information to facilitate merchandising solutions. These systems will provide the foundation for future productivity and expense control initiatives. At February 3, 2001, a total of approximately $14.5 million has been expended for software and implementation costs and is included in Deferred charges and other assets. Approximately $4.0 million for hardware and related equipment was expended in 1999 to upgrade Finlay's Departments and is reflected in Fixed assets. The Company expects these systems to be completed by mid-2001 and anticipates it will spend an additional $5.0 to $7.5 million.

     Section 382 of the Internal Revenue Code of 1986, as amended (the "Code") restricts utilization of net operating loss ("NOL") carryforwards after an ownership change exceeding 50%. As a result of the 1993 Recapitalization, a change in ownership of the Company exceeding 50% occurred within the meaning of
Section 382 of the Code. Similar restrictions apply to other carryforwards. Consequently, there is a material limitation on the Company's annual utilization of its NOLs and other carryforwards which requires a deferral or loss of the utilization of such NOLs or other carryforwards. The Company had, at October 31, 2000 (the Company's tax year end), a NOL for tax purposes of approximately $5.5 million which is subject to an annual limit of approximately $2.0 million per year. However, for financial reporting purposes, no NOL exists as of February 3, 2001.

     From time to time, Finlay enters into futures contracts, such as options or forwards, based upon the anticipated sales of gold product in order to hedge against the risk arising from its payment arrangements. Changes in the market value of futures contracts are accounted for as an addition to or reduction from the inventory cost. For the year ended February 3, 2001, the gain or loss on open futures contracts was not material. At February 3, 2001, the Company had several open positions in futures contracts for gold totaling 46,300 fine troy ounces, valued at $12.6 million, which expire during 2001. There can be no assurance that these hedging techniques will be successful or that hedging transactions will not adversely affect the Company's results of operations or financial position.

     Finlay believes that, based upon current operations, anticipated growth, and availability under the Revolving Credit Agreement, Finlay Jewelry will, for the foreseeable future, be able to meet its debt service and anticipated working capital obligations, and to make distributions to the Company sufficient to permit the Company to meet its debt service obligations and to pay certain other expenses as they come due. No assurances, however, can be given that Finlay Jewelry's current level of operating results will continue or improve or that Finlay Jewelry's income from operations will continue to be sufficient to permit Finlay Jewelry and the Company to meet their debt service and other obligations. Currently, Finlay Jewelry's principal financing arrangements restrict annual distributions from Finlay Jewelry to the Company to 0.25% of Finlay Jewelry's net sales for the preceding fiscal year and also allow distributions to the Company to enable it to make interest payments on the Senior Debentures. The amounts required to satisfy the aggregate of Finlay Jewelry's interest expense and required amortization payments totaled $21.4 million and $22.2 million for 1999 and 2000, respectively.


SEASONALITY

     Finlay's business is highly seasonal, with a significant portion of its sales and income from operations generated during the fourth quarter of each year, which includes the year-end holiday season. The fourth quarter accounted for an average of 42% of Finlay's domestic sales and 78% of its domestic income from operations for 1998, 1999 and 2000. Finlay has typically experienced net losses in the first three quarters of its fiscal year, although the Company did achieve a net profit in the second quarter of 2000. During these periods, working capital requirements have been funded by borrowings under the Revolving Credit Agreement. Accordingly, the results for any of the first three quarters of any given fiscal year, taken individually or in the aggregate, are not indicative of annual results. See Note 10 of Notes to Consolidated Financial Statements of the Company.

     The Company's Sales and Income (loss) from operations for each quarter of 1998, 1999 and 2000 were as follows:

                                                                            Fiscal Quarter
                                                    ---------------------------------------------------------------
                                                        First            Second           Third          Fourth
                                                    --------------     ------------    ------------    ------------
                                                                        (dollars in thousands)
  1998:
    Sales.......................................    $   160,992      $   177,366      $   165,894     $   359,176
    Income (loss) from operations...............          2,146            6,152            1,844          51,512
  1999:
    Sales.......................................        168,379          183,367          175,280         385,952
    Income (loss) from operations (1)...........          2,356            6,883            2,694          26,524
  2000:
    Sales.......................................        178,614          211,229          189,728         420,549
    Income (loss) from operations...............          4,338           10,042            5,431          56,475

----------
(1) The fourth quarter of 1999 includes $28.6 million (pre-tax) of expenses associated with the sale and closure of Sonab.


Inflation

     The effect of inflation on Finlay's results of operations has not been material in the periods discussed.


Special Note Regarding Forward-Looking Statements

     This Annual Report on Form 10-K ("Form 10-K") includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as trends in the general economy in the United States, competition in the retail jewelry business, the seasonality of the retail jewelry business, the Company's ability to increase comparable Department sales and to open new Departments, the Company's dependence on certain host store relationships due to the concentration of sales generated by such host stores, the availability to the Company of alternate sources of merchandise supply in the case of an abrupt loss of any significant supplier, the Company's ability to continue to obtain substantial amounts of merchandise on consignment, the Company's compliance with applicable contractual covenants, the Company's dependence on key officers, the Company's ability to integrate future acquisitions into its existing business, the Company's high degree of leverage and the availability to the Company of financing and credit on favorable terms and changes in regulatory requirements which are applicable to the Company's business. Other factors include the ability of the Company to complete the repurchases contemplated under its stock repurchase program, the adequacy of Finlay's working capital to complete the repurchases, the availability and liquidity of the Company's Common Stock, and overall market conditions for the Company's Common Stock.

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


Item 7a. Quantitative and Qualitative Disclosures about Market Risk

     The Company is exposed to market risk through the interest rate on its borrowings under the Revolving Credit Agreement, which has a variable interest rate. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. In addition, the majority of the Company's borrowings are under fixed rate arrangements, as described in Note 4 of Notes to Consolidated Financial Statements. In addition, the Company is exposed to market risk related to changes in the price of gold, and selectively uses forward contracts to manage this risk. The Company enters into forward contracts for the purchase of gold to hedge the risk of gold price fluctuations for future sales of gold consignment merchandise. The Company does not enter into forward contracts or other financial instruments for speculation or trading purposes. The aggregate amount of forward contracts was $12.6 million at February 3, 2001, which expire during 2001.


Item 8.  Financial Statements and Supplementary Data

                                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                            Page
Finlay Enterprises, Inc.

Report of Independent Public Accountants.....................................................................F-2

Consolidated Statements of Operations for the years ended January 30, 1999, January 29, 2000 and February 3, 2001.....................................................................................F-3

Consolidated Balance Sheets as of January 29, 2000 and February 3, 2001......................................F-4

Consolidated Statements of Changes in Stockholders' Equity for the years ended
    January 30, 1999, January 29, 2000 and February 3, 2001..................................................F-5

Consolidated Statements of Cash Flows for the years ended January 30, 1999, January 29, 2000 and February 3, 2001.....................................................................................F-6

Notes to Consolidated Financial Statements...................................................................F-7

Finlay Fine Jewelry Corporation

Report of Independent Public Accountants.....................................................................F-25

Consolidated Statements of Operations for the years ended January 30, 1999, January 29, 2000 and February 3, 2001.....................................................................................F-26

Consolidated Balance Sheets as of January 29, 2000 and February 3, 2001......................................F-27

Consolidated Statements of Changes in Stockholder's Equity for the years ended
    January 30, 1999, January 29, 2000 and February 3, 2001..................................................F-28

Consolidated Statements of Cash Flows for the years ended January 30, 1999, January 29, 2000 and February 3, 2001.....................................................................................F-29

Notes to Consolidated Financial Statements...................................................................F-30

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

                 Name                        Age                                Position
----------------------------------------    -------    ------------------------------------------------------------
Arthur E. Reiner....................          60       Chairman of the Board, President and Chief Executive
                                                       Officer of the Company, Chairman and Chief Executive
                                                       Officer of Finlay Jewelry and Director
Joseph M. Melvin....................          50       Executive Vice President and Chief Operating Officer of
                                                       the Company and President and Chief Operating Officer of
                                                       Finlay Jewelry
Leslie A. Philip....................          54       Executive Vice President and Chief Merchandising Officer
                                                       of the Company and Finlay Jewelry
Edward Stein........................          56       Senior Vice President and Director of Stores of Finlay
                                                       Jewelry
Bruce E. Zurlnick...................          49       Senior Vice President, Treasurer and Chief Financial
                                                       Officer of the Company and Finlay Jewelry
David B. Cornstein..................          62       Director
Rohit M. Desai......................          62       Director
Michael Goldstein...................          59       Director
James Martin Kaplan.................          56       Director
John D. Kerin.......................          62       Director
Thomas H. Lee.......................          57       Director
Norman S. Matthews..................          68       Director
Hanne M. Merriman...................          59       Director
Warren C. Smith, Jr.................          44       Director

     The Company, an affiliate of Thomas H. Lee Company (together with its affiliate transferees, the "Lee Investors"), partnerships managed by Desai
Capital Management Incorporated (collectively, the "Desai Investors"), Mr. Cornstein, Mr. Reiner and certain others are parties to a Stockholders' Agreement (the "Stockholders' Agreement") which provides, among other things, the parties thereto must vote their shares in favor of certain directors who are nominated by the Lee Investors, the Desai Investors, Mr. Cornstein and Mr. Reiner. Notwithstanding the foregoing, the right of various persons to designate directors will be reduced or eliminated at such time as they own less than certain specified percentages of the shares of Common Stock then outstanding or in certain cases are no longer an employee of the Company. The various designees currently serving on the Board of Directors are Messrs. Lee, Smith, Desai, Cornstein, Kaplan, and Reiner. The Stockholders' Agreement also provides for an Executive Committee to consist of at least five directors, including, under certain conditions, designees of Mr. Lee, the Desai Investors and Mr. Cornstein. The Executive Committee of the Company's Board consists at present of Messrs. Lee, Desai, Matthews, Cornstein, Kaplan and Reiner. See information under the caption "Certain Relationships and Related Transactions--Stockholders Agreement" to be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A ("Proxy Statement").

     Under the Company's Restated Certificate of Incorporation, the Company's Board of Directors is classified into three classes. The members of each class will serve staggered three-year terms. Messrs. Desai, Goldstein and Lee are Class I directors; Messrs. Cornstein, Kaplan, Kerin and Reiner are Class II directors; and Messrs. Matthews and Smith and Ms. Merriman are Class III directors. The terms of the Class III, Class I and Class II directors expire at the annual meeting of stockholders to be held in 2001, 2002 and 2003, respectively. Officers serve at the discretion of the Board of Directors.

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

     David B. Cornstein has been Chairman Emeritus of the Company since his retirement from day-to-day involvement with the Company effective January 31, 1999. He served as Chairman of the Company from May 1993 until his retirement, and has been a director of the Company and Finlay Jewelry since their inception in December 1988. Mr. Cornstein is a Principal of Pinnacle Advisors Limited. From December 1988 to January 1996, Mr. Cornstein was President and Chief Executive Officer of the Company. From December 1985 to December 1988, Mr. Cornstein was President, Chief Executive Officer and a director of a predecessor of the Company. Mr. Cornstein is a director of TeleHubLink Corporation.

     Rohit M. Desai has been a director of the Company and Finlay Jewelry since May 1993. Mr. Desai is the founder of and, since its formation in 1984, has been Chairman and President of Desai Capital Management Incorporated, a specialized equity investment management firm in New York which manages the assets of various institutional clients, including Equity-Linked Investors-II, Private Equity Investors III, L.P. and Private Equity Investors IV, L.P. Mr. Desai is also the managing general partner of the general partner of Equity-Linked Investors-II and the managing member of the general partners of Private Equity Investors III, L.P. and Private Equity Investors IV, L.P. Mr. Desai serves as a director of The Rouse Company, TeleCorp PCS, SITEL Corporation and Independence Community Bank Corp.

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

     Thomas H. Lee has been a director of the Company and Finlay Jewelry since May 1993. Since 1974, Mr. Lee has been President of Thomas H. Lee Company. He is a director of Metris Companies, Inc., Vail Resorts, Inc. and Wyndham International, Inc.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as to each person who, to the knowledge of the Company, as of April 25, 2001, was the beneficial owner of more than 5% of the issued and outstanding Common Stock of the Company.

                                                                                  Shares of Common Stock
                                                                                  Beneficially owned (1)
                                                                            -----------------------------------
                                                                              Number of            Percentage
                                   Name                                        Shares               of Class
    -------------------------------------------------------------------     --------------        -------------
    FMR  Corp.(2)..................................................            1,042,200                 10.1%
    Thomas H. Lee(3)...............................................              984,340                  9.5%
    Mellon Financial Corporation(4)................................              901,359                  8.7%
    Neuberger Berman, LLC(5).......................................              877,800                  8.5%
    David B. Cornstein(6)..........................................              685,439                  6.6%
    Rohit M. Desai(7)..............................................              667,812                  6.4%
    Becker Capital Management, Inc.(8).............................              521,275                  5.0%

----------

(1) Except as noted below, each beneficial owner has sole voting power and sole investment power, subject (in the case of Messrs. Lee, Desai and Cornstein) to the terms of the Stockholders' Agreement.

(2) These shares represent shares reported as beneficially owned by FMR Corp. in a joint filing on Amendment No. 2 dated February 14, 2001 to a Schedule 13G dated February 1, 1999, as amended, filed with the Commission by FMR Corp., Edward C. Johnson 3d, Abigail P. Johnson and Fidelity Management & Research Company. According to said Schedule 13G Amendment, members of the Edward C. Johnson 3d family are the predominant owners of Class B shares of common stock of FMR Corp., representing approximately 49% of the voting power of FMR Corp. Mr. Johnson 3d owns 12.0% and Abigail Johnson owns 24.5% of the aggregate outstanding voting stock of FMR Corp. Mr. Johnson 3d is Chairman of FMR Corp. and Abigail P. Johnson is a Director of FMR Corp. The Johnson family group and all other Class B shareholders have entered into a shareholders' voting agreement under which all Class B shares will be voted in accordance with the majority vote of Class B shares. Accordingly, through their ownership of voting common stock and the execution of the shareholders' voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR Corp. The Schedule 13G Amendment further states that Fidelity Management & Research Company ("Fidelity"), a wholly-owned subsidiary of FMR Corp. and a registered investment adviser, is the beneficial owner of the 1,042,200 shares which are the subject of the
     Schedule 13G Amendment as a result of its acting as investment adviser to Fidelity Low Priced Stock Fund (the "Fund"), a registered investment company which owns all of such 1,042,200 shares. Edward C. Johnson 3d, FMR Corp., through its control of Fidelity, and the Fund each has sole power to dispose of the 1,042,200 shares owned by the Fund. Neither FMR Corp. nor Edward C. Johnson 3d, Chairman of FMR Corp., has the sole power to vote or direct the voting of the shares owned directly by the Fund, which power resides with the Fund's Board of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Fund's Board of Trustees. The address for FMR Corp., Fidelity and the Fund is 82 Devonshire Street, Boston, Massachusetts 02109.

(3) Includes 884,455 shares of Common Stock held of record by Thomas H. Lee Equity Partners, L.P., the general partner of which is THL Equity Advisors Limited Partnership, a Massachusetts limited partnership of which Mr. Lee is a general partner, and 99,885 shares of Common Stock held of record by

                                         (Footnotes continued on following page)

     1989 Thomas H. Lee Nominee Trust, 979 shares of which are subject to options granted to others. Mr. Lee's address is c/o Thomas H. Lee Company, L.L.C., 590 Madison Avenue, New York, New York 10022.

(4) According to Amendment No. 3 dated January 16, 2001 to a Schedule 13G dated February 4, 1999, as amended, filed with the Commission by Mellon Financial Corporation ("Mellon Financial"), (i) Mellon Financial has sole power to vote 819,559 shares and sole power to dispose of 901,359 shares, and shares power to vote 69,600 shares and shares power to dispose of none of such shares, (ii) The Boston Company, Inc. has sole power to vote 643,659 shares and sole power to dispose of 725,459 shares, and shares power to vote 69,600 shares and shares power to dispose of none of such shares and (iii) The Boston Company Asset Management, LLC has sole power to vote 459,150 shares and sole power to dispose of 540,950 shares, and shares power to vote 69,600 shares and shares power to dispose of none of such shares. According to such Schedule 13G Amendment, The Boston Company, Inc. is the parent holding company of The Boston Company Asset Management, LLC, a registered investment company. All of the shares reported in the Schedule 13G Amendment are beneficially owned by Mellon Financial Corporation and direct or indirect subsidiaries, including The Boston Company, Inc. and The Boston Company Asset Management, LLC, in their various fiduciary capacities. The address for Mellon Financial Corporation is One Mellon Center, Pittsburgh, Pennsylvania 15258.

(5) According to Amendment No. 2 dated February 5, 2001 to a Schedule 13G dated February 10, 1999, as amended, filed with the Commission by Neuberger Berman, LLC and Neuberger Berman, Inc. (collectively, "Neuberger Berman"), Neuberger Berman, LLC is deemed to be a beneficial owner of the indicated number of shares since it has shared power to make decisions whether to retain or dispose of, and in some cases the sole power to vote, such shares, which are held by many unrelated clients. Neuberger Berman, LLC does not, however, have any economic interest in the securities of those clients. The clients are the actual owners of the securities and have the sole right to receive and the power to direct the receipt of dividends from or proceeds from the sale of such securities. Neuberger Berman has sole power to vote or direct the voting of 696,300 shares, shared power to vote or direct the voting of none of such shares, sole power to dispose of or direct the disposition of none of such shares, and shared power to dispose of or direct the disposition of 877,800 shares. Employee(s) of Neuberger Berman, LLC and Neuberger Berman Management, Inc. own 273,000 shares in their own personal securities accounts. Neuberger Berman, LLC disclaims beneficial ownership of these shares since these shares were purchased with each employee(s)' personal funds and each employee has exclusive dispositive and voting power over the shares held in their respective accounts. According to the Schedule 13G Amendment, Neuberger Berman, Inc. owns 100% of both Neuberger Berman, LLC and Neuberger Berman Management, Inc. and does not own over 1% of the Company's shares. The address of Neuberger Berman, LLC and Neuberger Berman, Inc. is 605 Third Avenue, New York, New York 10158-3698.

(6) Includes options to acquire 66,667 shares of Common Stock having an exercise price of $14.00 per share. The address of Mr. Cornstein is c/o the Company, 529 Fifth Avenue, New York, New York 10017.

(7) Mr. Desai is the sole stockholder, Chairman of the Board of Directors, President and Treasurer of Desai Capital Management Incorporated ("DCMI"). DCMI acts as investment adviser to Equity-Linked Investors-II ("ELI-II"). Mr. Desai is also the managing partner of the general partner of ELI-II. ELI-II held a total of 667,812 shares of Common Stock of the Company as of April 25, 2001. Under the investment advisory agreements between DCMI and ELI-II, decisions as to the voting or disposition of these securities may be made by DCMI. DCMI and Mr. Desai disclaim beneficial ownership of the securities. On April 9, 2001, ELI-II entered into a plan to sell a portion of the shares beneficially owned by it. The plan, which is intended to qualify under Rule 10b5-1 promulgated under the Exchange Act, contemplates the sale by ELI-II of up to 100,000 shares of Common Stock from April 16 to July 15, 2001 in accordance with a specified formula. The address of Mr. Desai and ELI-II is c/o Desai Capital Management Incorporated, 540 Madison Avenue, New York, New York 10022.

                                         (Footnotes continued on following page)

(8) According to an Amendment dated January 29, 2001 to a Schedule 13G dated January 28, 2000 filed with the Commission by Becker Capital Management, Inc., a registered investment advisor ("Becker"), the indicated number of shares is owned by advisory clients of Becker; Becker has sole voting power with respect to 494,275 of the shares and sole dispositive power with respect to all of the shares, but disclaims beneficial ownership thereof. The address for Becker Capital Management, Inc. is 1211 SW Fifth Avenue, Suite 2185, Portland, Oregon 97204.


     The following table sets forth certain information with respect to beneficial ownership of the Common Stock as of April 25, 2001 by each of the Company's directors (other than Messrs. Lee, Desai and Cornstein, information with respect to each of whom is presented above), the Company's Chief Executive Officer and each of the four other most highly compensated executive officers of the Company or Finlay Jewelry, and by all directors and executive officers as a group. The Company owns all of the issued and outstanding capital stock of Finlay Jewelry.

                                                                                  Shares of Common Stock
                                                                                  Beneficially owned(1)
                                                                            -----------------------------------
                                                                              Number of            Percentage
                                   Name                                        Shares               of Class
    -------------------------------------------------------------------     --------------        -------------
    Arthur E. Reiner(2)(3).........................................              499,279              4.7%
    Leslie A. Philip(2)(4).........................................               87,667               *
    Norman S. Matthews(5)..........................................               86,000               *
    Joseph M. Melvin(2)(6).........................................               61,000               *
    Edward Stein(2)(7) ............................................               40,467               *
    Bruce E. Zurlnick(2)(8)........................................               17,533               *
    Michael Goldstein(9)...........................................               17,000               *
    Hanne M. Merriman(10)..........................................               15,000               *
    Warren C. Smith, Jr.(11).......................................               12,590               *
    John D. Kerin(2)(12)...........................................                6,000               *
    James Martin Kaplan(2).........................................                4,000               *
    All directors and executive officers
    as a group (14 persons)(13)....................................            3,184,126             28.6%

----------

*Less than one percent.

(1) Based on 10,372,806 shares outstanding on April 25, 2001. The persons named in the table have sole voting and investment power with respect to all shares of Common Stock subject to the terms of the Stockholders' Agreement.

(2) The address of Messrs. Reiner, Kaplan, Kerin, Melvin, Stein and Zurlnick and Ms. Philip is c/o the Company, 529 Fifth Avenue, New York, New York 10017.

(3) Includes options to acquire 354,632 shares of Common Stock having exercise prices ranging from $12.75 to $14.00 per share. Also includes 100,000 shares of restricted stock.

(4) Includes options to acquire an aggregate of 87,667 shares of Common Stock having exercise prices ranging from $8.25 to $23.1875 per share.

(5) Includes options to acquire an aggregate of 86,000 shares of Common Stock having exercise prices ranging from $8.50 to $16.50 per share. Mr. Matthews' address is 650 Madison Avenue, New York, New York 10022.

                                         (Footnotes continued on following page)

(6) Includes options to acquire an aggregate of 60,000 shares of Common Stock having exercise prices ranging from $8.25 to $24.3125 per share.

(7) Includes options to acquire an aggregate of 39,467 shares of Common Stock having exercise prices ranging from $7.23 to $13.4219 per share.

(8) Includes options to acquire an aggregate of 16,733 shares of Common Stock having exercise prices ranging from $7.23 to $13.5625 per share.

(9) Includes options to acquire an aggregate of 10,000 shares of Common Stock having exercise prices ranging from $12.75 to $13.4375 per share. The address of Mr. Goldstein is c/o Toys "R" Us, Inc., 461 From Road, Paramus, New Jersey 07652.

(10) Includes options to acquire an aggregate of 15,000 shares of Common Stock having exercise prices ranging from $8.50 to $21.3125 per share. Ms. Merriman's address is c/o Hanne Merriman Associates, 3201 New Mexico Avenue, N.W., Washington, DC 20016.

(11) Mr. Smith's address is c/o Thomas H. Lee Company, 75 State Street, Boston, Massachusetts 02109.

(12) Includes options to acquire an aggregate of 5,000 shares having an exercise price of $14.5938 per share.

(13) Includes options to acquire 741,165 shares having exercise prices ranging from $7.23 to $24.3125 per share.


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

4.2         -  Specimen Common Stock  certificate  (incorporated by reference to
               Exhibit 4.2 of Form S-1 Registration Statement, Registration No. 33-88938).

4.3         -  Indenture  dated as of April 24,  1998  between  the  Company and
               Marine Midland Bank, as Trustee, relating to the Company's 9% Senior Debentures due May 1, 2008 issued by the Company (including form of Debenture and form of Security and Pledge Agreement with Marine Midland Bank) (incorporated by reference to
               Exhibit 4.1 filed as part of the Current Report on Form 8-K filed by the Company on May 11, 1998).

4.4         -  Indenture  dated as of April 24, 1998 between  Finlay Jewelry and
               Marine Midland Bank, as Trustee, relating to Finlay Jewelry's 8 3/8% Senior Notes due May 1, 2008 issued by Finlay Jewelry (including form of Senior Note) (incorporated by reference to Exhibit 4.2 filed as part of the Current Report on Form 8-K filed by the Company on May 11, 1998).

4.5         -  Stock  Purchase  Agreement  dated as of May 26,  1993  among  the
               Company, Finlay Jewelry, THL Equity Holding Corp., Equity-Linked Investors, L.P. and Equity-Linked Investors-II (incorporated by reference to Exhibit 4.5 filed as part of the Current Report on Form 8-K filed by the Company on June 10, 1993).

Item
Number

4.6(a)      -  Amended and Restated Stockholders' Agreement dated as of March 6,
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

4.6(b)      -  Omnibus  Amendment  to  Registration   Rights  and  Stockholders'
               Agreements (incorporated by reference to Exhibit 10.10 filed as part of the Quarterly Report on Form 10-Q for the period ended
               November 1, 1997 filed by the Company on December 16, 1997).

4.7         -  Registration  Rights Agreement dated as of May 26, 1993 among the
               Company, David B. Cornstein, Harold S. Geneen, Ronald B. Grudberg, Robert S. Lowenstein, John C. Belknap, James Martin Kaplan, Electra Investment Trust, PLC, RHI Holdings, Inc.,
               Jeffrey Branman, Andrew U. Belknap, Timothy H. Belknap, THL Equity Holding Corp., Equity-Linked Investors, L.P. and Equity-Linked Investors-II (incorporated by reference to Exhibit
               4.7 filed as part of the Current Report on Form 8-K filed by the Company on June 10, 1993).

10.1        -  Form of Agreement and  Certificate of Option Pursuant to the Long
               Term Incentive Plan of the Company (incorporated by reference to Exhibit 10.1 filed as part of the Quarterly Report on Form 10-Q for the period ended July 31, 1993 filed by the Company on September 14, 1993).

10.2        -  The  Company's  Retirement  Income Plan as amended  and  restated
               October 1999 (incorporated by reference to Exhibit 10.2 filed as part of the Annual Report on Form 10-K for the period ended January 29, 2000 filed by the Company on April 28, 2000).

10.3        -  Executive Medical Benefits Plan of Finlay Jewelry and the Company
               (incorporated   by   reference   to  Exhibit  10.7  of  Form  S-1
               Registration Statement, Registration No. 33-59434).

10.4(a)     -  Letter  Agreement  dated  February  1, 1999 by and  among  Finlay
               Jewelry, the Company and David B. Cornstein (incorporated by reference to Exhibit 10.5(d) filed as part of the Annual Report on Form 10-K for the period ended January 30, 1999 filed by the Company on April 30, 1999).

10.4(b)     -  Consulting  Agreement  dated as of February 1, 1999 among  Finlay
               Jewelry, the Company and Pinnacle Advisors Limited (incorporated by reference to Exhibit 10.5(e) filed as part of the Annual
               Report on Form 10-K for the period ended January 30, 1999 filed by the Company on April 30, 1999).

10.5(a)     -  Employment  Agreement  dated as of  January  3,  1995  among  the
               Company, Finlay Jewelry and Arthur E. Reiner (incorporated by reference to Exhibit 10.7(a) of Form S-1 Registration Statement,
               Registration No. 33-88938).

Item
Number

10.5(b)     -  Amendment to Employment  Agreement dated as of May 17, 1995 among the Company, Finlay Jewelry and Arthur E. Reiner (incorporated by reference to Exhibit 10.8(e) filed as part of the Annual Report on Form 10-K for the period ended February 1, 1997 filed by the Company on May 1, 1997).

10.5(c)     -  Amendment No. 2 to Employment Agreement dated as of March 5, 1997
               among  the   Company,   Finlay   Jewelry  and  Arthur  E.  Reiner
               (incorporated by reference to Exhibit 10 filed as part of the Quarterly Report on Form 10-Q for the period ended May 3, 1997 filed by the Company on June 17, 1997).

10.5(d)     -  Amendment No. 3 to Employment  Agreement dated as of July 1, 1997
               among  the   Company,   Finlay   Jewelry  and  Arthur  E.  Reiner
               (incorporated  by  reference  to  Exhibit  10.7(g)  of  Form  S-1
               Registration Statement, Registration No. 333-34949).

10.5(e)     -  Amendment No. 4 to Employment  Agreement dated as of February 16,
               2000 among the  Company,  Finlay  Jewelry  and  Arthur E.  Reiner
               (incorporated by reference to Exhibit 10.5(h) filed as part of the Annual Report on Form 10-K for the period ended January 29, 2000 filed by the Company on April 28, 2000).

10.5(f)     -  Amendment No. 5 to Employment  Agreement dated as of November 29,
               2000 among the Company, Finlay Jewelry and Arthur E. Reiner.

 10.6(a)    -  Consulting and Option  Agreement  dated as of July 7, 1993 by and between Finlay Jewelry and Norman S. Matthews (incorporated by reference to Exhibit 10.00 filed as part of the Annual Report on Form 10-K for the period ended January 29, 1994 filed by the Company on April 27, 1994).

10.6(b)     -  Amendment to Consulting and Option Agreement dated as of March 6,
               1995 between Norman S. Matthews and Finlay Jewelry (incorporated by reference to Exhibit 10.2 filed as part of the Quarterly
               Report on Form 10-Q for the period ended April 29, 1995 filed by the Company on June 3, 1995).

10.7        -  Employment Agreement dated as of April 18, 1997 between Joseph M.
               Melvin and Finlay Jewelry  (incorporated  by reference to Exhibit
               10.9 of Form S-1 Registration Statement, Registration No. 333-34949).

10.8        -  Tax Allocation Agreement dated as of November 1, 1992 between the
               Company and Finlay Jewelry  (incorporated by reference to Exhibit
               19.5 filed as part of the Quarterly Report on Form 10-Q for the period ended May 1, 1993 filed by the Company on June 30, 1993).

10.9        -  Management  Agreement dated as of May 26, 1993 among the Company,
               Finlay Jewelry and Thomas H. Lee Company (incorporated by reference to Exhibit 28.2 filed as part of the Current Report on Form 8-K filed by the Company on June 10, 1993).

10.10       -  Management  Agreement dated as of May 26, 1993 among the Company,
               Finlay Jewelry and Desai Capital Management Incorporated (incorporated by reference to Exhibit 28.1 filed as part of the Current Report on Form 8-K filed by the Company on June 10,
               1993).

Item
Number

10.11(a)    -  Long  Term  Incentive  Plan  of  the  Company   (incorporated  by
               reference to Exhibit 19.6 filed as part of the Quarterly Report on Form 10-Q for the period ended May 1, 1993 filed by the Company on June 30, 1993).

10.11(b)    -  Amendment  No.  1 to  the  Company's  Long  Term  Incentive  Plan
               (incorporated  by reference  to Exhibit  10.14(b) of the Form S-1
               Registration Statement, Registration No. 33-88938).

10.12       -  1997 Long Term Incentive Plan, as amended.

10.13       -  Security  Agreement dated as of May 26, 1993 by Finlay Jewelry in favor of GE Capital, as agent (incorporated by reference to Exhibit 19.9 filed as part of the Quarterly Report on Form 10-Q for the period ended May 1, 1993 filed by the Company on June 30,
               1993).

10.14       -  Security   Agreement   and   Mortgage--Trademarks,   Patents  and
               Copyrights, dated as of May 26, 1993 by Finlay Jewelry in favor of GE Capital, as agent (incorporated by reference to Exhibit
               19.10 filed as part of the Quarterly Report on Form 10-Q for the period ended May 1, 1993 filed by the Company on June 30, 1993).

10.15(a)    -  Amended and Restated  Credit  Agreement dated as of September 11,
               1997 among G. E. Capital, individually and in its capacity as agent, certain other lenders and financial institutions, the Company and Finlay Jewelry ("Amended Revolving Credit Agreement")
               (incorporated  by  reference  to  Exhibit  10.2 to the  Company's
               Quarterly Report on Form 10-Q for the period ended August 2, 1997 filed by the Company on September 16, 1997).

10.15(b)    -  Amendment  No. 1 dated as of  September  11,  1997 to the Amended
               Revolving Credit Agreement  (incorporated by reference to Exhibit
               10.3 to the Company's Quarterly Report on Form 10-Q for the period ended August 2, 1997 filed by the Company on September 16,
               1997).

10.15(c)    -  Amendment  No. 2 dated  October 6, 1997 to the Amended  Revolving
               Credit Agreement (incorporated by reference to Exhibit 10.25 (c) to the Company's Registration Statement on Form S-1 (Registration
               No. 333-34949)).

10.15(d)    -  Amendment  No.  3 dated  as of  April  24,  1998  to the  Amended
               Revolving Credit Agreement  (incorporated by reference to Exhibit
               10.1 filed as part of the Company's Current Report on Form 8-K dated April 24, 1998, as filed on May 11, 1998).

10.15(e)    -  Amendment  No.  4 dated as of  October  28,  1998 to the  Amended
               Revolving Credit Agreement  (incorporated by reference to Exhibit
               10.25(e) filed as part of the Annual Report on Form 10-K for the period ended January 30, 1999 filed by the Company on April 30,
               1999).

10.15(f)    -  Amendment  No.  5 dated as of  October  28,  1998 to the  Amended
               Revolving Credit Agreement  (incorporated by reference to Exhibit
               10.25(f) filed as part of the Annual Report on Form 10-K for the period ended January 30, 1999 filed by the Company on April 30,
               1999).

Item
Number

10.15(g)   -   Amendment  Agreement  No. 6 dated  as of  August  3,  1999 to the
               Amended Revolving Credit Agreement  (incorporated by reference to
               Exhibit 10.15(g) filed as part of the Annual Report on Form 10-K for the period ended January 29, 2000 filed by the Company on April 28, 2000).

10.15(h)   -   Amendment  Agreement  No. 7 and Waiver  dated as of December  31,
               1999 to the Amended Revolving Credit Agreement (incorporated by reference to Exhibit 10.15(h) filed as part of the Annual Report on Form 10-K for the period ended January 29, 2000 filed by the Company on April 28, 2000).

10.15(i)   -   Amendment  Agreement No. 8 and Consent dated as of March 30, 2000 to the Amended Revolving Credit Agreement (incorporated by reference to Exhibit 10.15(i) filed as part of the Annual Report on Form 10-K for the period ended January 29, 2000 filed by the Company on April 28, 2000).

10.15(j)   -   Amendment  Agreement  No.  9 dated as of  April  20,  2000 to the
               Amended Revolving Credit Agreement  (incorporated by reference to
               Exhibit 10.15(j) filed as part of the Annual Report on Form 10-K for the period ended January 29, 2000 filed by the Company on April 28, 2000).

10.15(k)   -   Amendment  No. 10 and Consent  dated as of September  29, 2000 to the Amended Revolving Credit Agreement.

10.16      -   Consulting  Agreement  dated as of July  31,  1999  between  BFM
               Advisors LLC and Finlay  Jewelry  (incorporated  by reference to
               Exhibit 10.2 filed as part of the Quarterly Report on Form 10-Q for the period ended July 31, 1999 filed by the Company on September 14, 1999).

10.17      -   Form of Officer's and Director's  Indemnification  Agreement
               (incorporated by reference to Exhibit 10.4 filed as part of the Quarterly Report on Form 10-Q for the period ended April 29, 1995 filed by the Company on June 3, 1995).

10.18(a)   -   Gold Consignment Agreement dated as of June 15, 1995 (the "Gold
               Consignment  Agreement")  between Finlay Jewelry and Rhode Island
               Hospital Trust National Bank ("RIHT") (incorporated by reference to Exhibit 10.1 filed as part of the Quarterly Report on Form
               10-Q for the period ended July 29, 1995 filed by the Company on September 9, 1995).

10.18(b)   -   Amendment  No. 1 and  Limited  Consent  to the  Gold  Consignment
               Agreement (incorporated by reference to Exhibit 10.31(b) filed as part of the Annual Report on Form 10-K for the period ended
               February 3, 1996 filed by the Company on April 9, 1996).

10.18(c)   -   Amendment  No. 2 and Limited  Consent  dated as of September  10,
               1997  to the  Gold  Consignment  Agreement by and between  Finlay
               Jewelry and RIHT (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended
               August 2, 1997 filed by the Company on September 16, 1997).

Item
Number

10.18(d)   -   Amendment  No. 3 and Limited  Consent  dated as of September  11,
               1997  to the  Gold  Consignment  Agreement by and between  Finlay
               Jewelry and RIHT (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended
               August 2, 1997 filed by the Company on September 16, 1997).

10.18(e)   -   Amendment  No. 4 and Limited  Consent dated as of October 6, 1997 to the Gold  Consignment  Agreement by and between Finlay Jewelry and RIHT (incorporated  by  reference to Exhibit 10.29 (e) to the
               Company's  Registration   Statement  on   Form  S-1 (Registration
               No. 333-34949)).

10.18(f)   -   Amendment  No. 6 dated as of April 24,  1998 to Gold  Consignment
               Agreement,  as amended,  by and between  Finlay  Jewelry and RIHT
               (incorporated by reference to Exhibit 10.2 filed as part of the Company's Current Report on Form 8-K dated April 24, 1998, as filed on May 11, 1998).

10.18(g)   -   Amendment No. 7 and Limited  Consent dated as of October 28, 1998 to the Gold Consignment Agreement,  by and between Finlay Jewelry
               and   BankBoston,   N.A.,   as   successor-in-interest   to  RIHT
               (incorporated by reference to Exhibit 10.28(g) filed as part of the Annual Report on Form 10-K for the period ended January 30, 1999 filed by the Company on April 30, 1999).

10.18(h)   -   Amendment No. 8 and Limited Consent dated as of December 30, 1999 to the Gold Consignment Agreement,  by and between Finlay Jewelry
               and   BankBoston,   N.A.,   as   successor-in-interest   to  RIHT
               (incorporated by reference to Exhibit 10.18(h) filed as part of the Annual Report on Form 10-K for the period ended January 29, 2000 filed by the Company on April 28, 2000).

10.18(i)   -   Amendment  No. 9 and Limited  Consent dated as of March 23, 2000, to the Gold Consignment Agreement, by and between Finlay Jewelry and Fleet National Bank, formerly known as BankBoston, N.A., as successor-in-interest to RIHT (incorporated by reference to Exhibit 10.18(i) filed as part of the Annual Report on Form 10-K for the period ended January 29, 2000 filed by the Company on April 28, 2000).

10.18(j)   -   Amendment  No. 10 and Limited  Consent dated as of April 21, 2000 to the Gold Consignment Agreement, by and between Finlay Jewelry and Sovereign Bank, as successor to Fleet National Bank, formerly known as BankBoston, N.A., as successor to RIHT.

10.18(k)   -   Amendment  No. 11 and Limited  Consent  dated as of September 29,
               2000 to the Gold  Consignment  Agreement,  by and between  Finlay
               Jewelry and Sovereign Bank, as successor to Fleet National Bank, formerly known as BankBoston, N.A., as successor to RIHT.

10.19      -   Security  Agreement  dated as of June  15,  1995  between  Finlay
               Jewelry and RIHT (incorporated by reference to Exhibit 10.2 filed as part of the Quarterly Report on Form 10-Q for the period ended
               July 29, 1995 filed by the Company on September 9, 1995).

10.20      -   Cash  Collateral  Agreement  dated  as of June 15,  1995  between
               Finlay  Jewelry and RIHT  (incorporated  by  reference to Exhibit
               10.3 filed as part of the Quarterly Report on Form 10-Q for the period ended July 29, 1995 filed by the Company on September 9,
               1995).

Item
Number

10.21      -   Intercreditor   Agreement   dated  as  of  June  15,   1995  (the
               "Intercreditor Agreement") between GE Capital and RIHT and acknowledged by Finlay Jewelry (incorporated by reference to Exhibit 10.5 filed as part of the Quarterly Report on Form 10-Q for the period ended July 29, 1995 filed by the Company on September 9, 1995).

10.22      -   Amendment   No.  1  dated  as  of  September   29,  2000  to  the
               Intercreditor Agreement.

11.1       -   Statement  re: computation  of  earnings  per share (not required because the relevant computation can be clearly determined from material contained in the financial statements).

21.1       -   Subsidiaries of the Company.

23.1       -   Consent of Independent Public Accountants.



(b) Reports on Form 8-K

         On December 1, 2000 the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K reporting the Company's announcement that its Board of Directors had approved a stock repurchase program to acquire up to $20 million of the Company's outstanding Common Stock.

                                   SIGNATURES

         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  Finlay Enterprises, Inc.



Date: April 27, 2001                              By:  /s/ ARTHUR E. REINER
                                                       --------------------
                                                         Arthur E. Reiner
                                                       Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                     Name                                              Title                              Date

             /s/ ARTHUR E. REINER                    Chairman of the Board, President,                 April 27, 2001
-----------------------------------------------      Chief Executive Officer and Director
               Arthur E. Reiner                      (Principal Executive Officer)



            /s/ BRUCE E. ZURLNICK                    Senior Vice President, Treasurer and              April 27, 2001
-----------------------------------------------      Chief Financial Officer (Principal
              Bruce E. Zurlnick                      Financial and Accounting Officer)



            /s/ DAVID B. CORNSTEIN                   Director                                          April 27, 2001
-----------------------------------------------
              David B. Cornstein


            /s/ NORMAN S. MATTHEWS                   Director                                          April 27, 2001
-----------------------------------------------
              Norman S. Matthews


           /s/ JAMES MARTIN KAPLAN                   Director                                          April 27, 2001
-----------------------------------------------
             James Martin Kaplan


              /s/ ROHIT M. DESAI                     Director                                          April 27, 2001
-----------------------------------------------
                Rohit M. Desai


              /s/ THOMAS H. LEE                      Director                                          April 27, 2001
-----------------------------------------------
                Thomas H. Lee


           /s/ WARREN C. SMITH, JR.                  Director                                          April 27, 2001
-----------------------------------------------
             Warren C. Smith, Jr.


                                                     Director                                          April 27, 2001
-----------------------------------------------
              Hanne M. Merriman

            /s/ MICHAEL GOLDSTEIN                    Director                                          April 27, 2001
-----------------------------------------------
              Michael Goldstein


              /s/ JOHN D. KERIN                      Director                                          April 27, 2001
-----------------------------------------------
                John D. Kerin

                            FINLAY ENTERPRISES, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                            PAGE
Finlay Enterprises, Inc.

Report of Independent Public Accountants....................................................................F-2

Consolidated Statements of Operations for the years ended January 30, 1999,
   January 29, 2000 and February 3, 2001....................................................................F-3

Consolidated Balance Sheets as of January 29, 2000 and February 3, 2001.....................................F-4

Consolidated Statements of Changes in Stockholders' Equity for the years ended
   January 30, 1999, January 29, 2000 and February 3, 2001..................................................F-5

Consolidated Statements of Cash Flows for the years ended January 30, 1999,
   January 29, 2000 and February 3, 2001....................................................................F-6

Notes to Consolidated Financial Statements..................................................................F-7

Finlay Fine Jewelry Corporation

Report of Independent Public Accountants....................................................................F-25

Consolidated Statements of Operations for the years ended January 30, 1999,
   January 29, 2000 and February 3, 2001....................................................................F-26

Consolidated Balance Sheets as of January 29, 2000 and February 3, 2001.....................................F-27

Consolidated Statements of Changes in Stockholder's Equity for the years ended
   January 30, 1999, January 29, 2000 and February 3, 2001..................................................F-28

Consolidated Statements of Cash Flows for the years ended January 30, 1999,
   January 29, 2000 and February 3, 2001....................................................................F-29

Notes to Consolidated Financial Statements..................................................................F-30

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Stockholders and Board of Directors
    of Finlay Enterprises, Inc.:


We have audited the accompanying consolidated balance sheets of Finlay Enterprises, Inc. (a Delaware corporation) and subsidiaries as of January 29, 2000 and February 3, 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the fiscal years ended January 30, 1999, January 29, 2000 and February 3, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Finlay Enterprises, Inc. and subsidiaries as of January 29, 2000 and February 3, 2001, and the results of their operations and their cash flows for the fiscal years ended January 30, 1999, January 29, 2000 and February 3, 2001, in conformity with accounting principles generally accepted in the United States.


                                                             ARTHUR ANDERSEN LLP

New York, New York
March 20, 2001

                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)



                                                                                              Year Ended
                                                                          --------------------------------------------------
                                                                           January 30,       January 29,        February 3,
                                                                              1999               2000               2001
                                                                          ---------------   ---------------    -------------
Sales ...............................................................      $    863,428       $   912,978      $ 1,000,120
Cost of sales .......................................................           421,450           449,912          496,291
Cost of sales - Sonab inventory write-down ..........................                --             7,839               --
                                                                           ------------       -----------      -----------
    Gross margin ....................................................           441,978           455,227          503,829
Selling, general and administrative expenses ........................           364,652           379,083          409,994
Nonrecurring charges associated with the sale and closure
    of Sonab ........................................................                --            20,792               --
Depreciation and amortization .......................................            15,672            16,895           17,549
                                                                           ------------       -----------      -----------
    Income (loss) from operations ...................................            61,654            38,457           76,286
Interest expense, net ...............................................            32,499            29,505           30,057
Nonrecurring interest associated with refinancing ...................               655                --               --
                                                                           ------------       -----------      -----------
    Income (loss) before income taxes and
      extraordinary charges .........................................            28,500             8,952           46,229
Provision (benefit) for income taxes ................................            11,986             4,889           19,708
                                                                           ------------       -----------      -----------
    Income (loss) before extraordinary charges ......................            16,514             4,063           26,521
Extraordinary charges from early extinguishment of debt,
      net of income tax benefit of $4,765 ...........................             7,415                --               --
                                                                           ------------       -----------      -----------
    Net income (loss) ...............................................      $      9,099       $     4,063      $    26,521
                                                                           ============       ===========      ===========

Net income (loss) per share applicable to common shares:
    Basic net income (loss) per share:
       Before extraordinary charges .................................      $       1.61       $      0.39      $      2.54
                                                                           ============       ===========      ===========
       Extraordinary charges from early extinguishment of debt ......      $      (0.72)      $        --      $        --
                                                                           ============       ===========      ===========
       Net income (loss) ............................................      $       0.89       $      0.39      $      2.54
                                                                           ============       ===========      ===========
    Diluted net income (loss) per share:
       Before extraordinary charges .................................      $       1.59       $      0.39      $      2.52
                                                                           ============       ===========      ===========
       Extraordinary charges from early extinguishment of debt ......      $      (0.72)      $        --      $        --
                                                                           ============       ===========      ===========

       Net income (loss) ............................................      $       0.88       $      0.39      $      2.52
                                                                           ============       ===========      ===========

Weighted average shares and share equivalents outstanding ...........        10,366,254        10,503,924       10,507,627
                                                                           ============       ===========      ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                     January 29,       February 3,
                                                                                         2000             2001
                                                                                     ----------        ----------
                                      ASSETS
Current assets
  Cash and cash equivalents ..................................................       $ 35,107          $  31,662
  Accounts receivable - department stores ....................................         22,574             23,677
  Other receivables ..........................................................         31,075             30,856
  Merchandise inventories ....................................................        279,336            326,511
  Prepaid expenses and other .................................................          2,083              2,880
                                                                                     ----------        ----------
     Total current assets ....................................................        370,175            415,586
                                                                                     ----------        ----------
Fixed assets
  Equipment, fixtures and leasehold improvements .............................        110,017            117,871
  Less - accumulated depreciation and amortization ...........................         40,439             44,028
                                                                                     ----------        ----------
     Fixed assets, net .......................................................         69,578             73,843
                                                                                     ----------        ----------
Deferred charges and other assets ............................................         20,484             22,161
Goodwill .....................................................................         96,805             94,799
                                                                                     ----------        ----------
     Total assets ............................................................       $557,042          $ 606,389
                                                                                     ==========        ==========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable - trade ...................................................       $149,799          $ 162,242
  Accrued liabilities:
     Accrued salaries and benefits ...........................................         23,094             20,806
     Accrued miscellaneous taxes .............................................          6,296              4,118
     Accrued interest ........................................................          5,321              5,270
     Other ...................................................................         19,729             18,203
  Income taxes payable .......................................................          6,668             21,576
  Deferred income taxes ......................................................          1,681              3,097
                                                                                     ----------        ----------
     Total current liabilities ...............................................        212,588            235,312
Long-term debt ...............................................................        225,000            225,000
Other non-current liabilities ................................................         10,654             11,737
                                                                                     ----------        ----------
     Total liabilities .......................................................        448,242            472,049
                                                                                     ----------        ----------
Stockholders' equity
  Common Stock, par value $.01 per share; authorized 25,000,000 shares;
     issued and outstanding 10,416,353 and 10,336,986 shares, respectively ...            104                104
  Additional paid-in capital .................................................         77,194             77,332
  Retained earnings (deficit) ................................................         31,502             58,023
  Less treasury stock, at cost, 92,000 shares ................................             --             (1,119)
                                                                                     ----------        ----------
     Total stockholders' equity ..............................................        108,800            134,340
                                                                                     ----------        ----------
     Total liabilities and stockholders' equity ..............................       $557,042          $ 606,389
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

                            FINLAY ENTERPRISES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (in thousands, except share data)


                                       Common Stock                                Note         Foreign
                                  ------------------   Additional   Retained    Receivable/     Currency       Total        Compre-
                                    Number               Paid-in    Earnings     Treasury     Translation   Stockholders'   hensive
                                  of shares   Amount     Capital    (Deficit)      Stock       Adjustment      Equity       Income
                                  ----------  ------   ----------   ---------   -----------   -----------   -------------  ---------
Balance, January 31, 1998 .....   9,779,050    $ 98     $61,745      $18,340    $(1,001)      $(6,843)       $  72,339
  Net income (loss) ...........          --      --          --        9,099         --            --            9,099      $ 9,099
  Foreign currency translation
     adjustment ...............          --      --          --           --         --         2,054            2,054        2,054
                                                                                                                            -------
  Comprehensive income ........          --      --          --           --         --            --               --      $11,153
                                                                                                                            =======
  Issuance of common stock ....     567,310       6      13,753           --         --            --           13,759
  Note receivable repayment ...          --      --          --           --      1,001            --            1,001
  Exercise of stock options ...      56,993      --       1,559           --         --            --            1,559
                                -----------    ----     -------      -------    -------        ------        ---------
Balance, January 30, 1999 .....  10,403,353     104      77,057       27,439         --        (4,789)          99,811
  Net income (loss) ...........          --      --          --        4,063         --            --            4,063      $ 4,063
  Foreign currency translation
     adjustment ...............          --      --          --           --         --         4,789            4,789        4,789
                                                                                                                            -------
  Comprehensive income ........          --      --          --           --         --            --               --      $ 8,852
                                                                                                                            =======
  Exercise of stock options ...      13,000      --         137           --         --            --              137
                                -----------    ----     -------      -------    -------        ------        ---------
Balance, January 29, 2000 .....  10,416,353     104      77,194       31,502         --            --          108,800
  Net income (loss) ...........          --      --          --       26,521         --            --           26,521      $26,521
                                                                                                                            -------
  Comprehensive income ........          --      --          --           --         --            --               --      $26,521
                                                                                                                            =======
  Exercise of stock options ...      12,633      --         138           --         --            --              138
  Purchase of treasury stock ..     (92,000)     --          --           --     (1,119)           --           (1,119)
                                -----------    ----     -------      -------    -------       -------        ---------
Balance, February 3, 2001 .....  10,336,986    $104     $77,332      $58,023    $(1,119)      $    --        $ 134,340
                                ===========    ====     =======      =======    =======       =======        =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                                  Year Ended
                                                                                  ---------------------------------------------
                                                                                  January 30,      January 29,     February 3,
                                                                                     1999            2000             2001
                                                                                  ------------    ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) ............................................................   $   9,099       $   4,063       $  26,521
  Adjustments to reconcile net income (loss) to net cash provided from operating activities:
  Depreciation and amortization ................................................      16,930          18,114          18,770
  Imputed interest on debentures ...............................................       2,527              --              --
  Write-off of deferred financing costs and debt discount ......................       3,900              --              --
  Redemption premiums ..........................................................       7,102              --              --
  Loss on sale and closure of Sonab ............................................          --          18,672              --
  Other, net ...................................................................         376           2,034           1,568
  Changes in operating assets and liabilities, net of effects from purchase of J.B. Rudolph assets (Note 11) and disposition of Sonab assets
     (Note 12):
     Increase in accounts and other receivables ................................     (14,611)         (4,650)         (9,165)
     Increase in merchandise inventories .......................................     (10,635)         (2,311)        (30,892)
     (Increase) decrease in prepaid expenses and other .........................        (548)            223            (798)
     Increase in accounts payable and accrued liabilities ......................       8,027           3,151          20,440
     Increase (decrease) in deferred income taxes ..............................         954            (492)          1,416
                                                                                   ---------       ---------       ---------
        NET CASH PROVIDED FROM OPERATING ACTIVITIES ............................      23,121          38,804          27,860
                                                                                   ---------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and leasehold improvements ..................     (12,991)        (14,972)        (14,120)
  Deferred charges and other ...................................................      (5,286)         (7,237)         (4,022)
  Payment for purchase of Diamond Park assets ..................................      (4,857)             --              --
  Proceeds from sale of Sonab assets ...........................................          --           1,155           7,592
  Payment for purchase of J.B. Rudolph assets ..................................          --              --         (20,605)
  Proceeds from sale of outlet assets ..........................................          --              --             752
                                                                                   ---------       ---------       ---------
        NET CASH USED IN INVESTING ACTIVITIES ..................................     (23,134)        (21,054)        (30,403)
                                                                                   ---------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility ......................................     735,637         620,286         743,852
  Principal payments on revolving credit facility ..............................    (735,637)       (620,286)       (743,852)
  Prepayment of Old Notes ......................................................    (135,000)             --              --
  Prepayment of Old Debentures .................................................     (89,293)             --              --
  Payment of redemption premiums ...............................................      (7,102)             --              --
  Net proceeds from public offering of Common Stock ............................      13,759              --              --
  Proceeds from senior note offering ...........................................     150,000              --              --
  Proceeds from senior debenture offering ......................................      75,000              --              --
  Proceeds from repayment of note receivable ...................................       1,001              --              --
  Capitalized financing costs ..................................................      (6,235)             --              --
  Purchase of treasury stock ...................................................          --              --          (1,119)
  Stock options exercised ......................................................       1,562             137             138
                                                                                   ---------       ---------       ---------
        NET CASH PROVIDED FROM (USED IN) FINANCING
           ACTIVITIES ..........................................................       3,692             137            (981)
                                                                                   ---------       ---------       ---------
        EFFECT OF EXCHANGE RATE CHANGES ON CASH ................................          61            (108)             79
                                                                                   ---------       ---------       ---------
        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......................       3,740          17,779          (3,445)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .................................      13,588          17,328          35,107
                                                                                   ---------       ---------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD .......................................   $  17,328       $  35,107       $  31,662
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

1998 Offering and Refinancing

     On April 24, 1998, the Company completed a public offering of 1,800,000 shares of its common stock, par value $.01 per share ("Common Stock"), at a price of $27.50 per share (the "1998 Offering"), of which 567,310 shares were sold by the Company. Concurrently with the 1998 Offering, the Company and Finlay Jewelry completed the public offering of $75.0 million aggregate principal amount of 9% Senior Debentures due May 1, 2008 (the "Senior Debentures") and $150.0 million aggregate principal amount of 8"% Senior Notes due May 1, 2008 (the "Senior Notes"), respectively. In addition, on April 24, 1998, the revolving credit agreement (the "Revolving Credit Agreement"), with General Electric Capital Corporation ("G.E. Capital") and the other lenders named therein, was amended to increase the line of credit thereunder to $275.0 million and to make certain other changes.

     On May 26, 1998, the net proceeds to the Company from the 1998 Offering, the sale of the Senior Debentures, together with other available funds, were used to redeem the Company's 12% Senior Discount Debentures due 2005 (the "Old Debentures"), including associated premiums. Also, on May 26, 1998, Finlay Jewelry used the net proceeds from the sale of the Senior Notes to redeem Finlay Jewelry's 10"% Senior Notes due 2003 (the "Old Notes"), including associated premiums. The above transactions, excluding the 1998 Offering, are referred to herein as the "Refinancing". The Company recorded, in the second quarter of 1998, a pre-tax extraordinary charge of approximately $12.2 million, including $7.1 million for redemption premiums and $3.9 million to write off deferred financing costs and debt discount associated with the Old Debentures and the Old Notes.


NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

     Basis of Accounting and Presentation: The accompanying Consolidated Financial Statements have been prepared on the accrual basis of accounting in accordance with United States generally accepted accounting principles, which, for certain financial statement accounts, requires the use of management's estimates. Actual results may differ from these estimates.

     Fiscal Year: The Company's fiscal year ends on the Saturday closest to January 31. References to 1998, 1999, 2000 and 2001 relate to the fiscal years ended on January 30, 1999, January 29, 2000, February 3, 2001 and February 2, 2002. Each of the fiscal years includes 52 weeks except 2000, which includes 53 weeks.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (continued)

     Merchandise Inventories: Consolidated inventories are stated at the lower of cost or market determined by the last-in, first-out ("LIFO") method. The cost to Finlay of gold merchandise sold on consignment, which typically varies with the price of gold, is not fixed until the merchandise is sold. Finlay at times enters into futures contracts, such as options or forwards, based upon the anticipated sales of gold product in order to hedge against the risk of gold price fluctuations. Changes in the market value of futures contracts are accounted for as an addition to or reduction from the inventory cost. For the years ended January 30, 1999, January 29, 2000 and February 3, 2001, the gain/loss on open futures contracts was not material. At both January 29, 2000 and February 3, 2001, the Company had several open positions in futures contracts for gold totaling 25,000 fine troy ounces and 46,300 fine troy ounces, respectively, valued at $7.3 million and $12.6 million, respectively. The fair market value of such contracts was $12.3 million at February 3, 2001.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998. This Statement requires that all derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative instrument's fair value be recognized currently in earnings or in comprehensive income. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company has determined that the existing derivative instruments, consisting of forward contracts, will be designated and accounted for as cash flow hedges as of the February 4, 2001 adoption date. Upon adoption, the fair value of the forward contracts have been recorded, as either an asset or liability, with a corresponding adjustment to other comprehensive income, a separate component of stockholders' equity. At February 3, 2001 the open forward contracts would have resulted in a reduction to stockholders' equity of approximately $170,000, net of tax. The Company believes that the designated hedges will be highly effective and the related hedge accounting will not have a material impact on the Company's results of operations. There are no other freestanding or embedded derivative instruments that have been identified by the Company as of February 3, 2001 and, accordingly, the Company does not expect to record any other adjustments as a result of the adoption of SFAS No. 133.

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

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (continued)

     At January 29, 2000 and February 3, 2001, net capitalized software costs totaled $13.5 million and $16.5 million, respectively, and are included in Deferred charges and other assets in the accompanying Consolidated Balance Sheets. In 1999 and 2000, the Company capitalized $560,000 and $380,000 of internal direct costs, respectively, and $300,000 and $400,000 of interest, respectively, in connection with the implementation of certain software projects.

     Intangible Assets Arising from Acquisition: The excess purchase price paid over the fair market value of net assets acquired ("Goodwill") was recorded in accordance with Accounting Principles Board ("APB") Opinion No. 16 -"Accounting for Business Combinations" and is being amortized on a straight-line basis. The Goodwill related to the Company's 1988 reorganization, the Diamond Park Acquisition (as defined in Note 15) and the J.B. Rudolph Acquisition (as defined in Note 11) is being amortized over 40 years, 20 years and 10 years, respectively. The Company continually evaluates the carrying value and the economic useful life of Goodwill based on the Company's operating results and the expected future net cash flows and will adjust the carrying value and the related amortization periods, if and when appropriate. Amortization of Goodwill for 1998, 1999 and 2000 totaled $3,724,000, $3,726,000 and $3,711,000, respectively. Accumulated amortization of Goodwill at January 29, 2000 and February 3, 2001 totaled $34,539,000 and $38,250,000, respectively.

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

     Net Income (Loss) per share: Net income (loss) per share has been computed in accordance with SFAS No. 128, "Earnings per Share". Basic and diluted net income (loss) per share were calculated using the weighted average number of shares outstanding during each period, with options to purchase Common Stock included in diluted net income (loss) per share, using the treasury stock method, to the extent that such options were dilutive. Due to the antidilutive impact on net income (loss) per share, 884,400 options were not included in the weighted average shares outstanding. The following is an analysis of the differences between basic and diluted net income (loss) per share:

                                       January 30,                  January 29,                  February 3,
                                           1999                         2000                         2001
                                  -----------------------     -------------------------    --------------------------
                                  Number of        Per         Number of        Per         Number of         Per
                                    Shares        Share         Shares         Share          Shares         Share
                                  -----------     -------     ------------    ---------    -------------    ---------
   Weighted average shares
     outstanding..............    10,229,495      $  0.89      10,412,999     $   0.39       10,421,380     $   2.54
   Dilutive stock options.....       136,759        (0.01)         90,925           --           86,247        (0.02)
                                  ----------      -------     -----------     --------     ------------     --------
   Weighted average shares
     and share equivalents....    10,366,254      $  0.88      10,503,924     $   0.39       10,507,627     $   2.52
                                  ==========      =======     ===========     ========     ============     ========


     For each of 1998,  1999 and 2000,  there were no  adjustments to Net income
(loss) applicable to common shares used to calculate basic and diluted net income (loss) per share.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (continued)

     Comprehensive Income: In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which requires disclosure of comprehensive income in a financial statement. Comprehensive income is defined as the total of net income and all other nonowner changes in equity, which are recorded directly to stockholders' equity and, therefore, bypass net income. The Company has chosen to disclose comprehensive income, which encompasses net income and, in 1998 and 1999, the foreign currency translation adjustment, in the accompanying Consolidated Statements of Changes in Stockholders' Equity. In 2000, there were no such adjustments and therefore, comprehensive income was the same as the Company's net income.

     Debt Issuance Costs: Debt issuance costs are amortized using the straight line method over the term of the related debt agreements. Net debt issuance costs totaled $6,522,000 at January 29, 2000 and $5,303,000 at February 3, 2001. The debt issuance costs are reflected as a component of Deferred charges and other assets in the accompanying Consolidated Balance Sheets. Amortization of debt issuance costs for 1998, 1999 and 2000 totaled $1,243,000, $1,218,000 and
$1,221,000, respectively, and have been recorded as a component of Interest expense, net in the accompanying Consolidated Statements of Operations.

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

     Advertising Costs: All costs associated with advertising are expensed in the month that the advertising takes place. For 1998, 1999 and 2000, gross advertising expenses, before vendor support, were $55,287,000, $55,053,000 and $59,434,000, respectively, and are included in Selling, general and
administrative   expenses  in  the  accompanying   Consolidated   Statements  of
Operations.

     Statements of Cash Flows: The Company considers cash on hand, deposits in banks and deposits in money market funds as cash and cash equivalents. Interest paid during 1998, 1999 and 2000 was $28,136,000, $28,101,000 and $28,887,000,
respectively. Income taxes paid in 1998, 1999 and 2000 totaled $426,000, $3,368,000 and $4,668,000, respectively.

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

NOTE 3--MERCHANDISE INVENTORIES

     Merchandise inventories consisted of the following:

                                                                             January 29,          February 3,
                                                                                2000                 2001
                                                                             -----------           ----------
                                                                                       (in thousands)
   Jewelry goods - rings, watches and other fine jewelry
       (specific identification basis)...............................        $   283,717           $  332,693
   Less:  Excess of specific identification cost over LIFO
       inventory value...............................................              4,381                6,182
                                                                             -----------           ----------
                                                                             $   279,336           $  326,511
                                                                             ===========           ==========

     The LIFO method had the effect of increasing Income before income taxes in 1998 and 1999 by $1,011,000 and $1,131,000, respectively, and decreasing income before income taxes in 2000 by $1,801,000. Finlay determines its LIFO inventory value by utilizing selected producer price indices published for jewelry and watches by the Bureau of Labor Statistics. Due to the application of APB Opinion No. 16, inventory valued at LIFO for income tax reporting purposes is approximately $22,500,000 lower than that for financial reporting purposes at February 3, 2001.

     Approximately  $329,850,000  and  $381,724,000  at  January  29,  2000  and
February 3, 2001, respectively, of merchandise received on consignment has been excluded from Merchandise inventories and Accounts payable-trade in the accompanying Consolidated Balance Sheets.

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

     Finlay can obtain, pursuant to the Gold Consignment Agreement, up to the lesser of (i) 130,000 fine troy ounces or (ii) $37.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At January 29, 2000 and February 3, 2001, amounts outstanding under the Gold Consignment Agreement totaled 77,538 and 118,597 fine troy ounces, respectively, valued at approximately $22.2 million and $31.4 million, respectively. The purchase price per ounce is based on the daily Second London Gold Fixing. For financial statement purposes, the consigned gold is not included in

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3--MERCHANDISE INVENTORIES (continued)

Merchandise inventories on the Company's Consolidated Balance Sheets and, therefore, no related liability has been recorded. Under the Gold Consignment Agreement, Finlay is required to pay a daily consignment fee on the dollar equivalent of the fine gold value of the ounces of gold consigned thereunder. The daily consignment fee is based on a floating rate which, as of January 29, 2000 and February 3, 2001, was approximately 3.8% and 2.8%, respectively, per annum. In addition, Finlay is required to pay a fee of 0.5% if the amount of gold consigned has a value equal to or less than $12.0 million. Included in interest expense for the year ended January 29, 2000 and February 3, 2001 are consignment fees of $1,007,000 and $979,000, respectively.

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

     The Gold Consignment Agreement requires Finlay Jewelry to comply with certain covenants, including restrictions on the incurrence of certain indebtedness, the incurrence or creation of liens, engaging in certain transactions with affiliates and related parties and limitations on the payment of dividends. The Gold Consignment Agreement also contains various financial covenants, including fixed charge coverage ratio requirements and certain maximum debt limitations. Finlay Jewelry was in compliance with all of its financial covenants as of and for the year ended February 3, 2001.


NOTE 4--SHORT AND LONG-TERM DEBT

     The Company and Finlay Jewelry are parties to the Revolving Credit Agreement with G.E. Capital and the other lenders thereto which provides Finlay with a senior secured revolving line of credit of up to $275.0 million (the "Revolving Credit Facility"), a portion of which is available to the Company under certain circumstances. The Revolving Credit Facility provides Finlay with a facility maturing in March 2003, for borrowings based on an advance rate of
(i) up to 85% of  eligible  accounts  receivable  and (ii) up to 60% of eligible owned inventory after taking into account such reserves or offsets as G.E. Capital may deem appropriate (the "Borrowing Base"). Eligibility criteria are established by G.E. Capital, which retains the right to adjust the Borrowing Base in its reasonable judgement by revising standards of eligibility, establishing reserves and/or increasing or decreasing from time to time the advance rates (except that any increase in the borrowing base rate percentage shall require the consent of the other lenders). Finlay Jewelry is permitted to use up to $30 million of the Revolving Credit Agreement for the issuance or guarantee of letters of credit issued for the account of Finlay Jewelry. The outstanding revolving credit balance and letter of credit balance under the Revolving Credit Agreement are required to be reduced each year to $50 million or less and $20 million or less, respectively, for a 30 consecutive day period (the "Balance Reduction Requirement"). Funds available under the Revolving Credit Agreement are utilized to finance working capital needs.

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

     The Revolving Credit Agreement contains customary covenants, including limitations on or relating to capital expenditures, liens, indebtedness, investments, mergers, acquisitions, affiliate transactions, management compensation and the payment of dividends and other restricted payments. In addition, the lenders have the right to approve certain private sales of Common Stock. The Revolving Credit Agreement also contains various financial covenants, including minimum earnings and fixed charge coverage ratio requirements and certain maximum debt limitations. Finlay was in compliance with all of its financial covenants as of and for the year ended February 3, 2001.

     There were no amounts outstanding at January 29, 2000 or February 3, 2001 under the Revolving Credit Agreement. The maximum amounts outstanding under the Revolving Credit Agreement during 1998, 1999 and 2000 were $176,000,000, $158,200,000 and $155,559,000, respectively. The average amounts outstanding for the same periods were $123,800,000 (adjusted for the impact of the temporary paydown of the Revolving Credit Facility due to certain call requirements associated with the Old Debentures and the Old Notes), $104,200,000 and $96,612,000, respectively. The weighted average interest rates were 7.6%, 7.4% and 8.6% for 1998, 1999 and 2000, respectively.

     At January 29, 2000 and February 3, 2001, Finlay had letters of credit outstanding totaling $2.3 million and $4.3 million, respectively, which guarantee various trade activities. The contract amount of the letters of credit approximate their fair value.

     Long-term debt consisted of the following:

                                                                         January 29,        February 3,
                                                                             2000              2001
                                                                         ------------      ------------
                                                                                 (in thousands)
         Senior Notes (a).........................................       $    150,000      $    150,000
         Senior Debentures (b)....................................             75,000            75,000
                                                                         ------------      ------------
                                                                         $    225,000      $    225,000
                                                                         ============      ============

----------
(a) On April 24, 1998, as part of the Refinancing, Finlay Jewelry issued 8"% Senior Notes due May 1, 2008 with an aggregate principal amount of $150,000,000. Interest on the Senior Notes is payable semi-annually on May 1 and November 1 of each year, and commenced on November 1, 1998. Except in the case of certain equity offerings, the Senior Notes are not redeemable prior to May 1, 2003. Thereafter, the Senior Notes will be redeemable, in whole or in part, at the option of Finlay, at specified redemption prices plus accrued and unpaid interest, if any, to the date of the redemption. In the event of a Change of Control (as defined in the indenture relating to the Senior

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4--SHORT AND LONG-TERM DEBT (continued)

       Notes (the "Senior Note Indenture")), each holder of the Senior Notes will have the right to require Finlay Jewelry to repurchase its Senior Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest thereon to the repurchase date. The Senior Notes rank senior in right of payment to all subordinated indebtedness of Finlay Jewelry and pari passu in right of payment with all unsubordinated indebtedness of Finlay Jewelry. However, because the Revolving Credit Agreement is secured by a pledge of substantially all the assets of Finlay Jewelry, the Senior Notes are effectively subordinated to the borrowings under the Revolving Credit Agreement. The Senior Note Indenture contains restrictions relating to, among other things, the payment of dividends, the issuance of disqualified stock, the making of certain investments or other restricted payments, the incurrence of additional indebtedness, the creation of certain liens, entering into certain transactions with affiliates, the disposition of certain assets and engaging in mergers and consolidations.

       The fair value of the Senior Notes at February 3, 2001, determined based on market quotes, was approximately $137,000,000.

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

       The fair value of the Senior Debentures, determined based on market quotes, was approximately $67,000,000 at February 3, 2001.

                           . FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4--SHORT AND LONG-TERM DEBT (continued)

       Finlay was in compliance with all of the provisions of the Senior Note and Senior Debenture Indentures as of and for the year ended February 3, 2001.

     The aggregate amounts of long-term debt payable in each of the five years in the period ending February 3, 2006 and thereafter are as follows:

                                              (in thousands)
                                              ---------------
                2001.......................   $        --
                2002.......................            --
                2003.......................            --
                2004.......................            --
                2005.......................            --
                Thereafter.................       225,000
                                              -----------
                                              $   225,000
                                              ===========

     Interest expense for 1998, 1999 and 2000 was $33,581,000 (including $655,000 of nonrecurring interest associated with the Refinancing), $29,623,000 and $30,185,000, respectively. Interest income for the same periods was $427,000, $118,000 and $128,000, respectively.


NOTE 5--STOCKHOLDERS' EQUITY

     The Company's Long Term Incentive Plan (the "1993 Plan") permits the Company to grant to key employees of the Company and its subsidiaries, consultants and certain other persons, and directors of the Company (other than members of the Compensation Committee of the Company's Board of Directors), the following: (i) stock options; (ii) stock appreciation rights in tandem with stock options; (iii) limited stock appreciation rights in tandem with stock options; (iv) restricted or nonrestricted stock awards subject to such terms and conditions as the Compensation Committee shall determine; (v) performance units which are based upon attainment of performance goals during a period of not less than two nor more than five years and which may be settled in cash or in Common Stock at the discretion of the Compensation Committee; or (vi) any combination of the foregoing. Under the 1993 Plan, the Company may grant stock options which are either incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-incentive stock options. As of February 3, 2001, an aggregate of 732,596 shares of the Company's Common Stock has been reserved for issuance pursuant to the 1993 Plan, of which a total of 533,254 shares are subject to options granted to certain senior management, key employees and a director. The exercise prices of such options range from $7.23 per share to $16.50 per share.

     On March 6, 1997, the Board of Directors of the Company adopted the 1997 Long Term Incentive Plan (the "1997 Plan"), which was approved by the Company's stockholders in June 1997. The 1997 Plan, which is similar to the 1993 Plan, is intended as a successor to the 1993 Plan and provides for the grant of the same types of awards as are currently available under the 1993 Plan. Of the 1,850,000 shares of the Company's Common Stock that have been reserved for issuance pursuant to the 1997 Plan, a total of 827,782 shares, as of February 3, 2001, are subject to options granted to certain senior management, key employees and directors. The exercise prices of such options range from $8.25 per share to $24.313 per share.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5--STOCKHOLDERS' EQUITY (continued)

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". As permitted by SFAS No. 123, the Company elected to continue to account for stock-based compensation using the intrinsic value method. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had the fair value method of accounting been applied to the Company's stock option plans, which requires recognition of compensation cost ratably over the vesting period of the stock options, net income and net income per share (for both basic and diluted) would have been reduced by $601,000 or $0.06 per share in 1998, $773,000 or $0.07 per share in 1999 and $2.0 million or $0.20 per share in 2000. This pro forma impact only reflects options granted since the beginning of 1995 and therefore the resulting compensation cost may not be representative of that to be expected in future years.

     The fair value of options granted in 1998, 1999 and 2000 was estimated using the Black-Scholes option-pricing model based on the weighted average market price at the grant date of $16.15 in 1998, $11.80 in 1999, and $12.75 in 2000 and the following weighted average assumptions: risk free interest rate of 5.17%, 6.03% and 6.80% for 1998, 1999 and 2000, respectively, expected life of seven years for each of 1998, 1999 and 2000 and volatility of 44.95% for 1998, 48.57% for 1999 and 49.48% for 2000. The weighted average fair value of options granted in 1998, 1999 and 2000 was $8.88, $4.54 and $5.22, respectively.

     The following summarizes the transactions pursuant to the Company's 1993 Plan and 1997 Plan for 1998, 1999 and 2000:

                                                  1998                          1999                            2000
                                       ---------------------------    --------------------------     ---------------------------
                                       Number of       Wtd. Avg.      Number of      Wtd. Avg.        Number of      Wtd. Avg.
                                        Options        Ex. Price       Options       Ex. Price         Options       Ex. Price
                                       -----------     -----------    -----------    -----------     ------------    -----------
Outstanding at beginning of year...       989,500      $    13.55      1,117,833     $    10.27       1,138,400      $     9.79
Granted............................       201,067           16.15         71,000          11.80         272,100           12.75
Exercised..........................       (56,993)           8.69        (11,000)          7.23         (10,633)           7.94
Forfeited..........................       (15,741)          13.03        (39,433)         14.14         (38,831)          13.73
                                        ---------      ----------      ---------     ----------       ---------      ----------
Outstanding at end of year.........     1,117,833           10.27      1,138,400           9.79       1,361,036           12.10
                                        =========      ==========      =========     ==========       =========      ==========
Exercisable at end of year.........       349,660      $    11.32        436,801     $    10.88         880,282      $    11.89

     The options outstanding at February 3, 2001 have exercise prices between $7.23 and $24.313, with a weighted average exercise price of $12.10 and a weighted average remaining contractual life of 6.36 years. Options generally vest in five years and expire in ten years from their dates of grant.

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

     On December 1, 2000, the Company announced that its Board of Directors had approved a stock repurchase program to acquire up to $20 million of outstanding Common Stock. Under the program, the Company, from time to time, at the discretion of management, may purchase its Common Stock on the

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5--STOCKHOLDERS' EQUITY (continued)

open market through September 29, 2001. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, availability under Finlay's revolving credit facility and its cash position and requirements going forward. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. In fiscal 2000, the Company repurchased 92,000 shares at a cost of approximately $1,119,000 under this program.

     On February 4, 2001, an executive officer of the Company was issued 100,000 shares of Common Stock, subject to restrictions ("Restricted Stock"), pursuant to a restricted stock agreement. The Restricted Stock becomes fully vested after four years of continuous employment by the Company.


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

     The store leases provide for the payment of fees based on sales, plus, in some instances, installment payments for fixed assets. Lease expense, included in Selling, general and administrative expenses, is as follows (in thousands):

                                                                Year Ended
                                               ---------------------------------------------
                                               January 30,      January 29,      February
                                                   1999            2000           3, 2001
                                               -------------    ------------    ------------
           Minimum fees....................    $    24,824      $    22,264     $    15,851
           Contingent fees.................        115,720          126,518         149,245
                                               -----------      -----------     -----------
                Total......................    $   140,544      $   148,782     $   165,096
                                               ===========      ===========     ===========

     Future minimum payments under noncancellable operating leases having initial or remaining noncancellable lease terms in excess of one year are as follows as of February 3, 2001:
                                                            (in thousands)
                                                            --------------
         2001.........................................      $    10,151
         2002.........................................            3,501
         2003 ........................................            3,607
         2004 ........................................            3,734
         2005 ........................................            3,710
         Thereafter...................................            5,113
                                                            -----------
              Total minimum payments required.........       $   29,816
                                                            ===========

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7--PENSION PLAN

     Finlay maintains a defined contribution profit-sharing plan to provide retirement benefits for all personnel. This plan provides for company matching contributions of $.25 for each $1.00 of employee contribution, up to 5% of the employee's salary, as limited by the Code. Additionally, Finlay contributes 2% of the employees' earnings annually, as limited by the Code. Vesting in Finlay's contributions begins upon completion of three years of employment and accrues at the rate of 20% per year. The cost of the defined contribution plan maintained by Finlay totaled $2,043,000, $2,074,000 and $1,989,000 for 1998, 1999 and 2000,
respectively.


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

     Deferred tax assets and liabilities at year end are as follows:

                                                                        January 29,     February 3,
                                                                           2000             2001
                                                                       -----------      ------------
                                                                              (in thousands)
Deferred Tax Assets
  Uniform inventory capitalization..............................       $     3,483      $     3,990
  Expense not currently deductible..............................             3,036            1,560
  Investment tax credit carryover...............................                31               --
  AMT credit....................................................               566              566
                                                                       -----------      ------------
                                                                             7,116            6,116
  Valuation allowance...........................................               131              100
                                                                       -----------      ------------
     Total current..............................................             6,985            6,016
                                                                       -----------      ------------
  Deferred financing costs-non-current..........................               394              346
                                                                       -----------      ------------
     Total non-current..........................................               394              346
                                                                       -----------      ------------
        Total deferred tax assets...............................             7,379            6,362
                                                                       -----------      ------------
Deferred Tax Liabilities
  LIFO inventory valuation......................................             8,666            9,113
                                                                       -----------      ------------
     Total current..............................................             8,666            9,113
                                                                       -----------      ------------
  Depreciation..................................................            10,795           11,846
                                                                       -----------      ------------
     Total non-current..........................................            10,795           11,846
                                                                       -----------      ------------
        Total deferred tax liabilities..........................            19,461           20,959
                                                                       -----------      ------------
          Net deferred income tax liabilities...................       $    12,082      $    14,597
                                                                       ===========      ============
     Net current deferred income tax liabilities................       $     1,681      $     3,097
     Net non-current deferred income tax liabilities............            10,401           11,500
                                                                       -----------      ------------
          Net deferred income tax liabilities...................       $    12,082      $    14,597
                                                                       ===========      ============

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8--INCOME TAXES (continued)

     The components of income tax expense are as follows (in thousands):

                                                                          Year Ended
                                                           ------------------------------------------
                                                           January 30,     January 29,    February 3,
                                                               1999           2000           2001
                                                           -----------    ------------    -----------
           Current domestic taxes....................      $    (899)     $    4,186      $   17,193
           Current foreign taxes.....................         (1,759)           (410)             --
           Deferred taxes............................         14,644           1,113           2,515
                                                           ---------      ----------      ----------
           Income tax expense........................      $  11,986      $    4,889      $   19,708
                                                           =========      ==========      ==========

     A reconciliation of the income tax provision computed by applying the federal statutory rate to Income (loss) before income taxes to the Provision for income taxes on the accompanying Consolidated Statements of Operations is as follows (in thousands):

                                                                          Year Ended
                                                         -------------------------------------------
                                                         January 30,      January 29,      February
                                                             1999            2000           3, 2001
                                                         -----------      -----------      ---------
     Federal Statutory provision....................     $  9,9754        $ 3,1334       $  16,180
     Foreign taxes..................................        (1,759)           (410)             --
     State tax, net of federal benefit..............           830             595           2,329
     Non-deductible amortization....................         1,037           1,037           1,037
     Loss (benefit) of foreign tax credit...........         1,759             410              --
     Other..........................................           144             124             162
                                                         ---------        --------       ---------
     Provision for income taxes.....................     $  11,986        $  4,889       $  19,708
                                                         =========        ========       =========

     Section 382 of the Code restricts utilization of net operating loss ("NOL") carryforwards after an ownership change exceeding 50%. As a result of certain recapitalization transactions in 1993, a change in ownership of the Company exceeding 50% occurred within the meaning of Section 382 of the Code (a "Change of Control"). Similar restrictions will apply to other carryforwards. Consequently, there is a material limitation on the annual utilization of the Company's NOL and other carryforwards which requires a deferral or loss of the utilization of such carryforwards. At October 31, 2000, the Company has a NOL carryforward for tax purposes of approximately $5,500,000 which is subject to an annual limit of approximately $2,000,000 per year, of which $1,500,000 expires in 2004 and $4,000,000 expires in 2005. At October 31, 2000, the Company also had Alternative Minimum Tax Credit ("AMT") carryovers of $566,000 which may be used indefinitely to reduce federal income taxes.

     SFAS No. 109 "Accounting for Income Taxes," requires that the tax benefit of such NOLs and tax credits be recorded as an asset to the extent that management assesses the utilization to be "more likely than not". As the accompanying Consolidated Financial Statements include profits earned after the tax year end at October 31 (the profit of the year-end holiday season), for financial reporting purposes only, the NOL carryforward has been absorbed in full and no NOL carryfoward exists as of February 3, 2001. Management determined at February 3, 2001, that based upon the Company's history of operating earnings and its expectations for the future, no change to the valuation allowance is warranted, with the exception of amounts utilized to offset the expiration during 2000 of an ITC carryover.

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

     The Company has an employment agreement with one senior executive which provides for a minimum salary level as well as incentive compensation based on meeting specific financial goals. Such agreement has a remaining term of four years and has a remaining aggregate minimum value of $3,810,000 as of February 3, 2001.

     The Revolving Credit Agreement, the Gold Consignment Agreement and the Senior Note Indenture currently restrict annual distributions from Finlay Jewelry to the Company to 0.25% of Finlay Jewelry's net sales for the preceding fiscal year and also allow distributions to the Company to enable it to make interest payments on the Senior Debentures. During 1998, dividends of $7,118,000 were declared and $3,506,000 was distributed to the Company. During 1999, dividends of $8,909,000 were declared and $7,159,000 was distributed to the Company. During 2000, dividends of $9,032,000 were declared and $7,640,000 was distributed to the Company.

     The Company's concentration of credit risk consists principally of accounts receivable. Approximately 68%, 68% and 69% of Finlay's domestic sales in 1998, 1999 and 2000, respectively, were from operations in The May Department Stores Company ("May") and departments operated in store groups owned by Federated Department Stores ("Federated"), of which 47%, 46% and 47% represented Finlay's domestic sales in May and 21%, 22% and 22% represented Finlay's domestic sales in Federated. The Company believes that the risk associated with these receivables, other than those from department store groups indicated above, would not have a material adverse effect on the Company's financial position or results of operations.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10--QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table summarizes the quarterly financial data for 1999 and 2000 (dollars in thousands, except per share data):

                                                                         Year Ended January 29, 2000
                                                      ------------------------------------------------------------------
                                                         First            Second            Third            Fourth
                                                        Quarter           Quarter          Quarter         Quarter (b)
                                                      ------------     --------------    ------------     --------------
  Sales..........................................     $   168,379       $    183,367     $   175,280      $    385,952
  Gross margin...................................          86,460             92,929          88,649           187,189
  Net income (loss)..............................          (3,088)              (643)         (3,445)           11,239
  Net income (loss) per share
     Applicable to common shares (a):
       Basic net income (loss) per share.........           (0.30)             (0.06)          (0.33)             1.08
       Diluted net income (loss) per share.......           (0.30)             (0.06)          (0.33)             1.07

                                                                         Year Ended February 3, 2001
                                                      ------------------------------------------------------------------
                                                         First            Second            Third            Fourth
                                                        Quarter           Quarter          Quarter           Quarter
                                                      ------------     --------------    ------------     --------------
  Sales..........................................     $   178,614       $    211,229     $   189,728      $    420,549
  Gross margin...................................          91,278            106,179          96,495           209,877
  Net income (loss)..............................          (1,772)             1,072          (1,859)           29,080
  Net income (loss) per share
     Applicable to common shares (a):
       Basic net income (loss) per share.........           (0.17)              0.10           (0.18)             2.79
       Diluted net income (loss) per share.......           (0.17)              0.10           (0.18)             2.77

-------------------
(a) Net income (loss) per share for each quarter is computed as if each quarter were a discrete period. As such, the total of the four quarters net income
     (loss) per share does not necessarily equal the net income (loss) per share for the year.

(b) The fourth quarter of 1999 includes a pre-tax nonrecurring charge totaling $28,631,000 associated with sale and closure of Sonab.


NOTE 11--JAY B. RUDOLPH, INC. ACQUISITION

     On April 3, 2000, Finlay completed the acquisition of certain assets of Jay
B. Rudolph, Inc. ("J.B. Rudolph") for $20.6 million, consisting primarily of inventory of approximately $16.3 million and fixed assets of approximately $4.0 million. By acquiring J.B. Rudolph (the "J.B. Rudolph Acquisition"), Finlay added 57 departments and also added new host store relationships with Bloomingdale's, Dayton's, and Hudson's. Finlay financed the acquisition of J.B. Rudolph with borrowings under the Revolving Credit Agreement. The J.B. Rudolph Acquisition was accounted for as a purchase, and, accordingly, the operating results of the former J.B. Rudolph departments have been included in the Company's consolidated financial statements since the date of acquisition. The Company has recorded goodwill of $1.7 million.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11--JAY B. RUDOLPH, INC. ACQUISITION (continued)

     The following summarized, unaudited pro forma combined results of operations for the years ended January 29, 2000 and February 3, 2001 have been prepared assuming the J.B. Rudolph Acquisition occurred at the beginning of the respective periods. The pro forma information is provided for informational purposes only. It is based on historical information, as well as certain assumptions and estimates, and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined company (dollars in thousands, except per share data):

                                                            (Unaudited)
                                                             Year Ended
                                                    ---------------------------
                                                    January 29,     February 3,
                                                       2000             2001
                                                    -----------     -----------
Sales..........................................     $  997,192      $ 1,010,911
Net income (loss)..............................          8,771           27,009
Net income (loss) per share:
    Basic net income (loss) per share..........     $     0.84      $      2.59
    Diluted net income (loss) per share........     $     0.84      $      2.57


NOTE 12--SALE AND CLOSURE OF SONAB

     On January 3, 2000, Societe Nouvelle d'Achat de Bijouterie - S.O.N.A.B. ("Sonab"), the Company's European leased jewelry department subsidiary, sold the majority of its assets for approximately $9.9 million. As of January 29, 2000, Sonab had received $1.2 million of the sale proceeds with the balance of $8.7 million included in Other receivables in the accompanying Consolidated Balance Sheets. Sonab received an additional $7.6 million during 2000, and the balance remains subject to certain escrow arrangements among the parties. After the sale, the buyer operated more than 80 locations previously included in Sonab's 130-location base in France. The remaining departments were closed.

     The Company recorded a pre-tax charge in the fourth quarter of 1999 of $28.6 million, or $1.62 per share on a diluted basis after-tax, for the write-down of assets for disposition and related closure expenses. The cash portion of this charge was approximately $7.8 million.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13--1998 AND 1999 UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION

     The following table presents the calculation of pro forma earnings per share data for the fiscal year ended January 30, 1999 and January 29, 2000. The 1998 pro forma consolidated financial information excludes the extraordinary charge of $12.2 million, on a pre-tax basis, including $7.1 million for redemption premiums and $3.9 million to write off deferred financing costs and debt discount associated with the Old Debentures and the Old Notes. The income tax benefit on the extraordinary charges totaled $4.8 million. In addition, the 1998 pro forma consolidated financial information excludes the nonrecurring interest associated with refinancing of $0.7 million, on a pre-tax basis, as a result of certain call requirements on the debt retired. The 1999 pro forma consolidated financial information excludes the effect of the nonrecurring charge associated with the sale and closure of Sonab totaling $28.6 million on a pre-tax basis. Refer to Note 12 for additional information.

In thousands, except share and
per share amounts
(unaudited)
                                                                                                 Year Ended
                                                                                   -----------------------------------
                                                                                     January 30,         January 29,
                                                                                        1999                2000
                                                                                   ---------------     ---------------
Net income (loss) per Consolidated Statements of Operations................        $         9,099     $         4,063
Add:   Extraordinary charges from early extinguishment of
       debt, net of income tax benefit.....................................                  7,415                  --
Add:   Nonrecurring interest associated with refinancing,
       net of income tax benefit...........................................                    400                  --
Add:   Nonrecurring charge associated with the sale and closure
       of Sonab, net of income tax benefit.................................                     --              17,036
                                                                                   ---------------     ---------------
Pro forma net income (loss)................................................        $        16,914     $        21,099
                                                                                   ===============     ===============

Pro forma net income (loss) per share applicable to Common shares:
    Basic net income (loss) per share......................................        $          1.65     $          2.03
                                                                                   ===============     ===============
    Diluted net income (loss) per share....................................        $          1.63     $          2.01
                                                                                   ===============     ===============
Weighted average shares and share equivalents outstanding..................             10,366,254          10,503,924
                                                                                   ===============     ===============

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14--UNAUDITED PRO FORMA DOMESTIC FINANCIAL INFORMATION

     The following table presents pro forma domestic financial information for 1998 and 1999, which reflects the Company's domestic operations only and excludes the operations of Sonab, as well as the impact of the sale and closure of Sonab. Refer to Note 12 for additional information. Refer to Note 13 above for additional 1998 pro forma adjustments. In addition, the Company's actual results for 2000 are shown for comparative purposes.

In thousands, except share and
per share amounts
(unaudited)
                                                                                     Year Ended
                                                                 --------------------------------------------------
                                                                  January 30,        January 29,       February 3,
                                                                     1999               2000               2001
                                                                   Pro Forma          Pro Forma           Actual
                                                                 --------------     --------------     ------------
     Sales..............................................         $    822,035       $    886,223       $  1,000,120
     Cost of sales......................................              401,050            434,627            496,291
                                                                 ------------       ------------       ------------
       Gross margin.....................................              420,985            451,596            503,829
     Selling, general and administrative expenses.......              343,862            364,437            409,994
     Depreciation and amortization.....................                15,028             16,263             17,549
                                                                 ------------       ------------       ------------
     Income (loss) from operations......................               62,095             70,896             76,286
     Interest expense, net..............................               29,798             27,521             30,057
                                                                 ------------       ------------       ------------
     Income (loss) before income taxes..................               32,297             43,375             46,229
     Provision (benefit) for income taxes...............               13,447             18,759             19,708
                                                                 ------------       ------------       ------------
     Pro forma income (loss)............................         $     18,850       $     24,616       $     26,521
                                                                 ============       ============       ============
     Pro forma income (loss) per share applicable
       to common shares:
       Basic net income (loss) per share................         $       1.84       $       2.36       $       2.54
                                                                 ============       ============       ============
       Diluted net income (loss) per share..............         $       1.82       $       2.34       $       2.52
                                                                 ============       ============       ============
     Weighted average shares and share equivalents
       outstanding......................................           10,366,254         10,503,924         10,507,627
                                                                 ============       ============       ============


NOTE 15--DIAMOND PARK ACQUISITION

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of Finlay Fine Jewelry Corporation:

We have audited the accompanying consolidated balance sheets of Finlay Fine Jewelry Corporation (a Delaware corporation) and subsidiaries as of January 29, 2000 and February 3, 2001, and the related consolidated statements of operations, changes in stockholder's equity and cash flows for the fiscal years ended January 30, 1999, January 29, 2000 and February 3, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Finlay Fine Jewelry Corporation and subsidiaries as of January 29, 2000 and February 3, 2001, and the results of their operations and their cash flows for the fiscal years ended January 30, 1999, January 29, 2000 and February 3, 2001, in conformity with accounting principles generally accepted in the United States.


                                                            ARTHUR ANDERSEN LLP
New York, New York
March 20, 2001

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                                                       Year Ended
                                                                    -------------------------------------------------
                                                                    January 30,        January 29,        February 3,
                                                                        1999               2000              2001
                                                                    -------------     -------------     -------------
Sales ..........................................................     $    863,428      $    912,978      $  1,000,120
Cost of sales ..................................................          421,450           449,912           496,291
Cost of sales - Sonab inventory write-down .....................               --             7,839                --
                                                                       ----------        ----------        ----------
    Gross margin ...............................................          441,978           455,227           503,829
Selling, general and administrative expenses ...................          364,002           378,112           409,019
Nonrecurring charges associated with the sale and
    closure of Sonab ...........................................               --            20,792                --
Depreciation and amortization ..................................           15,672            16,895            17,549
                                                                       ----------        ----------        ----------
    Income (loss) from operations ..............................           62,304            39,428            77,261
Interest expense, net ..........................................           24,612            22,565            23,117
Nonrecurring interest associated with refinancing ..............              417                --                --
                                                                       ----------        ----------        ----------
    Income (loss) before income taxes and
      extraordinary charges ....................................           37,275            16,863            54,144
Provision (benefit) for income taxes ...........................           15,323             7,801            22,715
                                                                       ----------        ----------        ----------
    Income (loss) before extraordinary charges .................           21,952             9,062            31,429
Extraordinary charges from early extinguishment of debt,
      net of income tax benefit of $3,236 ......................            4,755                --                --
                                                                       ----------        ----------        ----------
    Net income (loss) ..........................................     $     17,197      $      9,062      $     31,429
                                                                       ==========        ==========        ==========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                     January 29,         February 3,
                                                                                         2000                2001
                                                                                     ------------       -------------
                                      ASSETS
Current assets
  Cash and cash equivalents ..................................................        $    34,758         $    31,249
  Accounts receivable - department stores ....................................             22,574              23,677
  Other receivables ..........................................................             31,074              30,856
  Merchandise inventories ....................................................            279,336             326,511
  Prepaid expenses and other .................................................              2,067               2,880
                                                                                         --------            --------
     Total current assets ....................................................            369,809             415,173
                                                                                         --------            --------
Fixed assets
  Equipment, fixtures and leasehold improvements .............................            110,017             117,871
  Less - accumulated depreciation and amortization ...........................             40,439              44,028
                                                                                         --------            --------
     Fixed assets, net .......................................................             69,578              73,843
                                                                                         --------            --------
Deferred charges and other assets ............................................             18,802              20,685
Goodwill .....................................................................             96,805              94,799
                                                                                         --------            --------
     Total assets ............................................................        $   554,994         $   604,500
                                                                                         ========            ========

                       LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Accounts payable - trade ...................................................        $   149,782         $   162,242
  Accrued liabilities:
     Accrued salaries and benefits ...........................................             23,094              20,806
     Accrued miscellaneous taxes .............................................              6,296               4,117
     Accrued interest ........................................................              3,633               3,583
     Other ...................................................................             19,240              17,734
  Income taxes payable .......................................................             28,494              46,433
  Deferred income taxes ......................................................              1,674               3,097
  Due to parent ..............................................................              4,900               5,158
                                                                                         --------            --------
     Total current liabilities ...............................................            237,113             263,170
Long-term debt ...............................................................            150,000             150,000
Other non-current liabilities ................................................             10,855              11,907
                                                                                         --------            --------
     Total liabilities .......................................................            397,968             425,077
                                                                                         --------            --------
Stockholder's equity:
  Common Stock, par value $.01 per share; authorized 5,000 shares;
     issued and outstanding 1,000 shares .....................................                 --                  --
  Additional paid-in capital .................................................             82,975              82,975
  Retained earnings ..........................................................             74,051              96,448
                                                                                         --------            --------
     Total stockholder's equity ..............................................            157,026             179,423
                                                                                         --------            --------
     Total liabilities and stockholder's equity ..............................        $   554,994         $   604,500
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

                         FINLAY FINE JEWELRY CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                        (in thousands, except share data)

                                              Common Stock                                 Foreign
                                           ------------------   Additional                 Currency        Total
                                             Number               Paid-in     Retained    Translation  Stockholder's  Comprehensive
                                           of shares   Amount    Capital      Earnings    Adjustment      Equity          Income
                                           ---------   ------    -------      --------    ----------      ------          ------
Balance, January 31, 1998 ..............     1,000     $  --    $  44,851   $  63,818     $ (6,843)     $101,826
  Net income (loss) ....................        --        --           --      17,197           --        17,197        $ 17,197
  Capital contribution from parent .....        --        --       38,124          --           --        38,124
  Foreign currency translation
     adjustment ........................        --        --           --          --        2,054         2,054           2,054
                                                                                                                        --------
  Comprehensive income .................        --        --           --          --           --            --        $ 19,251
                                                                                                                        ========
  Dividends on common stock ............        --        --           --      (7,118)          --        (7,118)
                                             -----       ----   ---------   ---------     --------      --------
Balance, January 30, 1999 ..............     1,000        --       82,975      73,897       (4,789)      152,083
  Net income (loss) ....................        --        --           --       9,062           --         9,062        $  9,062
  Foreign currency translation
     adjustment ........................        --        --           --          --        4,789         4,789           4,789
                                                                                                                        --------
  Comprehensive income .................        --        --           --          --           --            --        $ 13,851
                                                                                                                        ========
  Dividends on common stock ............        --        --           --      (8,908)          --        (8,908)
                                             -----       ----   ---------   ---------     --------      --------
Balance, January 29, 2000 ..............     1,000        --       82,975      74,051           --       157,026
  Net income (loss) ....................        --        --           --      31,429           --        31,429        $ 31,429
                                                                                                                        --------
  Comprehensive income .................        --        --           --          --           --            --        $ 31,429
                                                                                                                        ========
  Dividends on common stock ............        --        --           --      (9,032)          --        (9,032)
                                             -----       ----   ---------   ---------     --------      --------
Balance, February 3, 2001 ..............     1,000     $  --    $  82,975   $  96,448     $     --      $179,423
                                             =====       ====   =========   =========     ========      ========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                      Year Ended
                                                                                     ------------------------------------------
                                                                                     January 30,     January 29,     February 3,
                                                                                        1999            2000             2001
                                                                                     ----------      ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) ............................................................     $   17,197      $    9,062      $   31,429
  Adjustments to reconcile net income (loss) to net cash provided from  (used in) operating activities:
  Depreciation and amortization ................................................         16,703          17,749          18,562
  Write-off of deferred financing costs ........................................          2,023              --              --
  Redemption premium ...........................................................          5,378              --              --
  Loss on sale and closure of Sonab ............................................             --          18,672              --
  Other, net ...................................................................            381           2,172           1,538
  Changes in operating assets and liabilities, net of effects from purchase of J.B. Rudolph assets (Note 11) and disposition of Sonab assets
     (Note 12):
     Increase in accounts and other receivables ................................        (14,606)         (4,655)         (9,165)
     Increase in merchandise inventories .......................................        (10,635)         (2,311)        (30,892)
     (Increase) decrease in prepaid expenses and other .........................           (548)            239            (814)
     Increase in accounts payable and accrued liabilities ......................         11,367           6,329          23,508
       Increase (decrease) in deferred income taxes ............................            946            (492)          1,423
     Decrease in due to parent .................................................        (41,224)           (317)         (1,134)
                                                                                      ---------       ---------       ---------
        NET CASH PROVIDED FROM (USED IN) OPERATING
          ACTIVITIES ...........................................................        (13,018)         46,448          34,455
                                                                                      ---------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and leasehold improvements ..................        (12,991)        (14,972)        (14,120)
  Deferred charges and other ...................................................         (5,286)         (7,237)         (4,022)
  Payment for purchase of Diamond Park assets ..................................         (4,857)             --              --
  Proceeds from sale of Sonab assets ...........................................             --           1,155           7,592
  Payment for purchase of J.B. Rudolph assets ..................................             --              --         (20,605)
  Proceeds from sale of outlet assets ..........................................             --              --             752
                                                                                      ---------       ---------       ---------
        NET CASH USED IN INVESTING ACTIVITIES ..................................        (23,134)        (21,054)        (30,403)
                                                                                      ---------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility ......................................        735,637         620,286         743,852
  Principal payments on revolving credit facility ..............................       (735,637)       (620,286)       (743,852)
  Prepayment of Old Notes ......................................................       (135,000)             --              --
  Payment of redemption premium ................................................         (5,378)             --              --
  Capital contribution from parent .............................................         38,124              --              --
  Proceeds from senior note offering ...........................................        150,000              --              --
  Payment of dividends .........................................................         (3,506)         (7,159)         (7,640)
  Capitalized financing costs ..................................................         (4,173)             --              --
  Other, net ...................................................................             --              --              --
                                                                                      ---------       ---------       ---------
        NET CASH PROVIDED FROM (USED IN) FINANCING
           ACTIVITIES ..........................................................         40,067          (7,159)         (7,640)
                                                                                      ---------       ---------       ---------
        EFFECT OF EXCHANGE RATE CHANGES ON CASH ................................             61            (108)             79
                                                                                      ---------       ---------       ---------
        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......................          3,976          18,127          (3,509)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .................................         12,655          16,631          34,758
                                                                                      ---------       ---------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD .......................................     $   16,631      $   34,758      $   31,249
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

1998 Offering and Refinancing

     On April 24, 1998, the Holding Company completed a public offering of 1,800,000 shares of its common stock, par value $.01 per share ("Common Stock"), at a price of $27.50 per share (the "1998 Offering"), of which 567,310 shares were sold by the Holding Company. Concurrently with the 1998 Offering, the Holding Company and Finlay Jewelry completed the public offering of $75.0 million aggregate principal amount of 9% Senior Debentures due May 1, 2008 (the "Senior Debentures") and $150.0 million aggregate principal amount of 8"% Senior Notes due May 1, 2008 (the "Senior Notes"), respectively. In addition, on April 24, 1998, the revolving credit agreement (the "Revolving Credit Agreement"), with General Electric Capital Corporation ("G.E. Capital") and the other lenders named therein, was amended to increase the line of credit thereunder to $275.0 million and to make certain other changes.

     On May 26, 1998, the net proceeds to the Holding Company from the 1998 Offering, the sale of the Senior Debentures, together with other available funds, were used to redeem the Holding Company's 12% Senior Discount Debentures due 2005 (the "Old Debentures"), including associated premiums. Also, on May 26, 1998, Finlay Jewelry used the net proceeds from the sale of the Senior Notes to redeem Finlay Jewelry's 10"% Senior Notes due 2003 (the "Old Notes"), including associated premiums. The above transactions, excluding the 1998 Offering, are referred to herein as the "Refinancing". Finlay Jewelry recorded, in the second quarter of 1998, a pre-tax extraordinary charge of approximately $8.0 million, including $5.4 million for the redemption premium on the Old Notes and $2.0 million to writeoff deferred financing costs associated with the Old Notes.


NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

     Basis of Accounting and Presentation: The accompanying Consolidated Financial Statements have been prepared on the accrual basis of accounting in accordance with United States generally accepted accounting principles, which, for certain financial statement accounts, requires the use of management's estimates. Actual results may differ from these estimates.

     Fiscal Year: Finlay Jewelry's fiscal year ends on the Saturday closest to January 31. References to 1998, 1999, 2000 and 2001 relate to the fiscal years ended on January 30, 1999, January 29, 2000, February 3, 2001 and February 2, 2002. Each of the fiscal years includes 52 weeks except 2000, which includes 53 weeks.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (continued)

     Merchandise Inventories: Consolidated inventories are stated at the lower of cost or market determined by the last-in, first-out ("LIFO") method. The cost to Finlay of gold merchandise sold on consignment, which typically varies with the price of gold, is not fixed until the merchandise is sold. Finlay at times enters into futures contracts, such as options or forwards, based upon the anticipated sales of gold product in order to hedge against the risk of gold price fluctuations. Changes in the market value of futures contracts are accounted for as an addition to or reduction from the inventory cost. For the years ended January 30, 1999, January 29, 2000 and February 3, 2001, the gain/loss on open futures contracts was not material. At both January 29, 2000 and February 3, 2001, Finlay Jewelry had several open positions in futures contracts for gold totaling 25,000 fine troy ounces and 46,300 fine troy ounces, respectively, valued at $7.3 million and $12.6 million, respectively. The fair market value of such contracts was $12.3 million at February 3, 2001.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998. This Statement requires that all derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative instrument's fair value be recognized currently in earnings or in comprehensive income. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. Finlay has determined that the existing derivative instruments, consisting of forward contracts, will be designated and accounted for as cash flow hedges as of the February 4, 2001 adoption date. Upon adoption, the fair value of the forward contracts have been recorded, as either an asset or liability, with a corresponding adjustment to other comprehensive income, a separate component of stockholder's equity. At February 3, 2001 the open forward contracts would have resulted in a reduction to stockholder's equity of approximately $170,000, net of tax. Finlay believes that the designated hedges will be highly effective and the related hedge accounting will not have a material impact on Finlay Jewelry's results of operations. There are no other freestanding or embedded derivative instruments that have been identified by Finlay as of February 3, 2001 and, accordingly, Finlay does not expect to record any other adjustments as a result of the adoption of SFAS No. 133.

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

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (continued)

     At January 29, 2000 and February 3, 2001, net capitalized software costs totaled $13.5 million and $16.5 million, respectively, and are included in Deferred charges and other assets in the accompanying Consolidated Balance Sheets. In 1999 and 2000, Finlay Jewelry capitalized $560,000 and $380,000 of internal direct costs, respectively, and $300,000 and $400,000 of interest, respectively, in connection with the implementation of certain software projects.

     Intangible Assets Arising from Acquisition: The excess purchase price paid over the fair market value of net assets acquired ("Goodwill") was recorded in accordance with Accounting Principles Board ("APB") Opinion No. 16 -"Accounting for Business Combinations" and is being amortized on a straight-line basis. The Goodwill related to Finlay's 1988 reorganization, the Diamond Park Acquisition (as defined in Note 13) and the J.B. Rudolph Acquisition (as defined in Note 11) is being amortized over 40 years, 20 years and 10 years, respectively. Finlay Jewelry continually evaluates the carrying value and the economic useful life of Goodwill based on Finlay Jewelry's operating results and the expected future net cash flows and will adjust the carrying value and the related amortization periods, if and when appropriate. Amortization of Goodwill for 1998, 1999 and 2000 totaled $3,724,000, $3,726,000 and $3,711,000, respectively. Accumulated amortization of Goodwill at January 29, 2000 and February 3, 2001 totaled $34,539,000 and $38,250,000, respectively.

     Foreign Currency Translation: Results of operations for Finlay Jewelry's foreign subsidiary were translated into U.S. dollars using the average exchange rates during the period, while assets and liabilities were translated using current rates in accordance with SFAS No. 52, "Foreign Currency Translation". The resulting translation adjustments were recorded directly into a separate component of Stockholder's equity, the balance of which was written off in conjunction with the 1999 sale and closure of Sonab (refer to Note 12).

     Comprehensive Income: In 1998, Finlay Jewelry adopted SFAS No. 130, "Reporting Comprehensive Income", which requires disclosure of comprehensive income in a financial statement. Comprehensive income is defined as the total of net income and all other nonowner changes in equity, which are recorded directly to stockholder's equity and, therefore, bypass net income. Finlay Jewelry has chosen to disclose comprehensive income, which encompasses net income and, in 1998 and 1999, the foreign currency translation adjustment, in the accompanying Consolidated Statements of Changes in Stockholder's Equity. In 2000, there were no such adjustments and therefore, comprehensive income was the same as Finlay Jewelry's net income.

     Debt Issuance Costs: Debt issuance costs are amortized using the straight line method over the term of the related debt agreements. Net debt issuance costs totaled $4,727,000 at January 29, 2000 and $3,812,000 at February 3, 2001. The debt issuance costs are reflected as a component of Deferred charges and other assets in the accompanying Consolidated Balance Sheets. Amortization of debt issuance costs for 1998, 1999 and 2000 totaled $1,030,000, $1,012,000 and
$1,014,750, respectively, and have been recorded as a component of Interest expense, net in the accompanying Consolidated Statements of Operations.

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

     Advertising Costs: All costs associated with advertising are expensed in the month that the advertising takes place. For 1998, 1999 and 2000, gross advertising expenses, before vendor support, were $55,287,000, $55,053,000 and $59,434,000, respectively, and are included in Selling, general and
administrative   expenses  in  the  accompanying   Consolidated   Statements  of
Operations.

     Statements of Cash Flows: Finlay Jewelry considers cash on hand, deposits in banks and deposits in money market funds as cash and cash equivalents. Interest paid during 1998, 1999 and 2000 was $24,453,000, $21,368,000 and
$22,154,000, respectively. Income taxes paid in 1998, 1999 and 2000 totaled $396,000, $3,309,000 and $4,622,000, respectively.

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

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3--MERCHANDISE INVENTORIES

     Merchandise inventories consisted of the following:

                                                                      January 29,       February 3,
                                                                         2000              2001
                                                                     --------------    -------------
                                                                              (in thousands)
   Jewelry goods - rings, watches and other fine jewelry
       (specific identification basis)..........................         $  283,717       $  332,693
   Less:  Excess of specific identification cost over LIFO
       inventory value..........................................              4,381            6,182
                                                                        -----------      ------------
                                                                         $  279,336       $  326,511
                                                                        ===========      ============

     The LIFO method had the effect of increasing Income before income taxes in 1998 and 1999 by $1,011,000 and $1,131,000, respectively, and decreasing income before income taxes in 2000 by $1,801,000. Finlay determines its LIFO inventory value by utilizing selected producer price indices published for jewelry and watches by the Bureau of Labor Statistics. Due to the application of APB Opinion No. 16, inventory valued at LIFO for income tax reporting purposes is approximately $22,500,000 lower than that for financial reporting purposes at February 3, 2001.

     Approximately  $329,850,000  and  $381,724,000  at  January  29,  2000  and
February 3, 2001, respectively, of merchandise received on consignment has been excluded from Merchandise inventories and Accounts payable-trade in the accompanying Consolidated Balance Sheets.

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

     Finlay can obtain, pursuant to the Gold Consignment Agreement, up to the lesser of (i) 130,000 fine troy ounces or (ii) $37.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At January 29, 2000 and February 3, 2001, amounts outstanding under the Gold Consignment Agreement totaled 77,538 and 118,597 fine troy ounces, respectively, valued at approximately $22.2 million and $31.4 million, respectively. The purchase price per ounce is based on the daily Second London Gold Fixing. For financial statement purposes, the consigned gold is not included in Merchandise inventories on Finlay Jewelry's Consolidated Balance Sheets and, therefore, no related liability has been recorded. Under the Gold Consignment Agreement, Finlay is required to pay a daily consignment fee on the dollar equivalent of the fine gold value of the ounces of gold consigned thereunder. The daily consignment fee is based on a floating rate which, as of January 29, 2000 and February 3, 2001, was approximately 3.8% and 2.8%, respectively, per annum. In addition, Finlay is required to pay a fee of 0.5% if the amount of gold consigned has a value equal to or less than $12.0 million. Included in interest expense for the year ended January 29, 2000 and February 3, 2001 are consignment fees of $1,007,000 and $979,000, respectively.

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

     The Gold Consignment Agreement requires Finlay Jewelry to comply with certain covenants, including restrictions on the incurrence of certain indebtedness, the incurrence or creation of liens, engaging in certain transactions with affiliates and related parties and limitations on the payment of dividends. The Gold Consignment Agreement also contains various financial covenants, including fixed charge coverage ratio requirements and certain maximum debt limitations. Finlay Jewelry was in compliance with all of its financial covenants as of and for the year ended February 3, 2001.

NOTE 4--SHORT AND LONG-TERM DEBT

     The Holding Company and Finlay Jewelry are parties to the Revolving Credit Agreement with G.E. Capital and the other lenders thereto which provides Finlay with a senior secured revolving line of credit of up to $275.0 million (the "Revolving Credit Facility"), a portion of which is available to the Holding Company under certain circumstances. The Revolving Credit Facility provides Finlay with a facility maturing in March 2003, for borrowings based on an advance rate of (i) up to 85% of eligible accounts receivable and (ii) up to 60% of eligible owned inventory after taking into account such reserves or offsets as G.E. Capital may deem appropriate (the "Borrowing Base"). Eligibility criteria are established by G.E. Capital, which retains the right to adjust the Borrowing Base in its reasonable judgement by revising standards of eligibility, establishing reserves and/or increasing or decreasing from time to time the advance rates (except that any increase in the borrowing base rate percentage shall require the consent of the other lenders). Finlay Jewelry is permitted to use up to $30 million of the Revolving Credit Agreement for the issuance or guarantee of letters of credit issued for the account of Finlay Jewelry. The outstanding revolving credit balance and letter of credit balance under the Revolving Credit Agreement are required to be reduced each year to $50 million or less and $20 million or less, respectively, for a 30 consecutive day period (the "Balance Reduction Requirement"). Funds available under the Revolving Credit Agreement are utilized to finance working capital needs.

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

     The Revolving Credit Agreement contains customary covenants, including limitations on or relating to capital expenditures, liens, indebtedness, investments, mergers, acquisitions, affiliate transactions, management compensation and the payment of dividends and other restricted payments. In addition, the lenders have the right to approve certain private sales of Common Stock. The Revolving Credit Agreement also contains various financial covenants, including minimum earnings and fixed charge coverage ratio requirements and certain maximum debt limitations. Finlay was in compliance with all of its financial covenants as of and for the year ended February 3, 2001.

     There were no amounts outstanding at January 29, 2000 or February 3, 2001 under the Revolving Credit Agreement. The maximum amounts outstanding under the Revolving Credit Agreement during 1998, 1999 and 2000 were $176,000,000, $158,200,000 and $155,559,000, respectively. The average amounts outstanding for the same periods were $123,800,000 (adjusted for the impact of the temporary paydown of the Revolving Credit Facility due to certain call requirements associated with the Old Debentures and the Old Notes), $104,200,000 and $96,612,000, respectively. The weighted average interest rates were 7.6%, 7.4% and 8.6% for 1998, 1999 and 2000, respectively.

     At January 29, 2000 and February 3, 2001, Finlay had letters of credit outstanding totaling $2.3 million and $4.3 million, respectively, which guarantee various trade activities. The contract amount of the letters of credit approximate their fair value.

     Long-term debt consisted of the following:

                                              January 29,        February 3,
                                                 2000               2001
                                              ------------     -------------
                                                      (in thousands)
         Senior Notes (a)................     $    150,000     $    150,000
                                              ============     =============

------------
(a) On April 24, 1998, as part of the Refinancing, Finlay Jewelry issued 8"% Senior Notes due May 1, 2008 with an aggregate principal amount of $150,000,000. Interest on the Senior Notes is payable semi-annually on May 1 and November 1 of each year, and commenced on November 1, 1998. Except in the case of certain equity offerings, the Senior Notes are not redeemable prior to May 1, 2003. Thereafter, the Senior Notes will be redeemable, in whole or in part, at the option of Finlay, at specified redemption prices plus accrued and unpaid interest, if any, to the date of the redemption. In the event of a Change of Control (as defined in the indenture relating to the Senior Notes (the "Senior Note Indenture")), each holder of the Senior Notes will have the right to require Finlay Jewelry to repurchase its Senior Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest thereon to the repurchase date. The Senior Notes rank senior in right of payment to all subordinated indebtedness of Finlay Jewelry and pari passu in right of payment with all unsubordinated indebtedness of Finlay Jewelry. However, because the Revolving Credit Agreement is secured by a pledge of substantially all the assets of Finlay Jewelry, the Senior Notes are effectively subordinated to the borrowings under the Revolving Credit Agreement. The Senior Note Indenture contains restrictions relating to, among other things, the payment of dividends, the issuance of disqualified stock, the making of certain investments or other

                    FINLAY FINE JEWELRY CORPORATION NOTES TO
                        CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4--SHORT AND LONG-TERM DEBT (continued)

     restricted payments, the incurrence of additional indebtedness, the creation of certain liens, entering into certain transactions with affiliates, the disposition of certain assets and engaging in mergers and consolidations.

     The fair value of the Senior Notes at February 3, 2001, determined based on market quotes, was approximately $137,000,000.

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

     Finlay was in compliance with all of the provisions of the Senior Note and Senior Debenture Indentures as of and for the year ended February 3, 2001.

     The aggregate amounts of long-term debt payable in each of the five years in the period ending February 3, 2006 and thereafter are as follows:

                                                          (in thousands)
                                                          -------------
          2001.....................................       $     --
          2002.....................................             --
          2003.....................................             --
          2004.....................................             --
          2005.....................................             --
          Thereafter...............................             150,000
                                                          -------------
                                                          $     150,000
                                                          =============

     Interest expense for 1998, 1999 and 2000 was $24,898,000 (including $417,000 of nonrecurring interest associated with the Refinancing), $22,665,000 and $23,229,000, respectively. Interest income for the same periods was $108,000, $100,000 and $112,000, respectively.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5--LONG-TERM INCENTIVE PLANS AND OTHER

     The Holding Company's Long Term Incentive Plan (the "1993 Plan") permits the Holding Company to grant to key employees of the Holding Company and its subsidiaries, consultants and certain other persons, and directors of the Holding Company (other than members of the Compensation Committee of the Holding Company's Board of Directors), the following: (i) stock options; (ii) stock appreciation rights in tandem with stock options; (iii) limited stock appreciation rights in tandem with stock options; (iv) restricted or nonrestricted stock awards subject to such terms and conditions as the Compensation Committee shall determine; (v) performance units which are based upon attainment of performance goals during a period of not less than two nor more than five years and which may be settled in cash or in Common Stock at the discretion of the Compensation Committee; or (vi) any combination of the foregoing. Under the 1993 Plan, the Holding Company may grant stock options which are either incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-incentive stock options. As of February 3, 2001, an aggregate of 732,596 shares of the Holding Company's Common Stock has been reserved for issuance pursuant to the 1993 Plan, of which a total of 533,254 shares are subject to options granted to certain senior management, key employees and a director. The exercise prices of such options range from $7.23 per share to $16.50 per share.

     On March 6, 1997, the Board of Directors of the Holding Company adopted the 1997 Long Term Incentive Plan (the "1997 Plan"), which was approved by the Holding Company's stockholders in June 1997. The 1997 Plan, which is similar to the 1993 Plan, is intended as a successor to the 1993 Plan and provides for the grant of the same types of awards as are currently available under the 1993 Plan. Of the 1,850,000 shares of the Holding Company's Common Stock that have been reserved for issuance pursuant to the 1997 Plan, a total of 827,782 shares, as of February 3, 2001, are subject to options granted to certain senior management, key employees and directors. The exercise prices of such options range from $8.25 per share to $24.313 per share.

     Finlay has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". As permitted by SFAS No. 123, Finlay elected to continue to account for stock-based compensation using the intrinsic value method. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had the fair value method of accounting been applied to the Holding Company's stock option plans, which requires recognition of compensation cost ratably over the vesting period of the stock options, net income would have been reduced by $601,000 in 1998, $773,000 in 1999 and $2.0 million in 2000. This pro forma impact only reflects options granted since the beginning of 1995 and therefore the resulting compensation cost may not be representative of that to be expected in future years.

     The fair value of options granted in 1998, 1999 and 2000 was estimated using the Black-Scholes option-pricing model based on the weighted average market price at the grant date of $16.15 in 1998, $11.80 in 1999, and $12.75 in 2000 and the following weighted average assumptions: risk free interest rate of 5.17%, 6.03% and 6.80% for 1998, 1999 and 2000, respectively, expected life of seven years for each of 1998, 1999 and 2000 and volatility of 44.95% for 1998, 48.57% for 1999 and 49.48% for 2000. The weighted average fair value of options granted in 1998, 1999 and 2000 was $8.88, $4.54 and $5.22, respectively.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5--LONG-TERM INCENTIVE PLANS AND OTHER

     The following summarizes the transactions pursuant to the Holding Company's 1993 Plan and 1997 Plan for 1998, 1999 and 2000:

                                                              1998                     1999                        2000
                                                  -------------------------  -------------------------   -------------------------
                                                   Number of     Wtd. Avg.    Number of      Wtd. Avg.     Number of     Wtd. Avg.
                                                    Options      Ex. Price     Options       Ex. Price      Options      Ex. Price
                                                  -----------   -----------  -----------    ----------   -----------     ---------
Outstanding at beginning of year ..........         989,500       $ 13.55     1,117,833       $ 10.27    $  101,138         9.79
Granted ...................................         201,067         16.15        71,000         11.80       272,100        12.75
Exercised .................................         (56,993)         8.69       (11,000)         7.23       (10,633)        7.94
Forfeited .................................         (15,741)        13.03       (39,433)        14.14       (38,831)       13.73
                                                  ---------       -------     ---------        ------     ---------       ------
Outstanding at end of year ................       1,117,833         10.27     1,138,400          9.70     1,361,036        12.10
                                                  =========       =======     =========        ======     =========       ======
Exercisable at end of year ................         349,660       $ 11.32       436,801       $ 10.80       880,282      $ 11.89



     The options outstanding at February 3, 2001 have exercise prices between $7.23 and $24.313, with a weighted average exercise price of $12.10 and a weighted average remaining contractual life of 6.36 years. Options generally vest in five years and expire in ten years from their dates of grant.

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

     On December 1, 2000, the Holding Company announced that its Board of Directors had approved a stock repurchase program to acquire up to $20 million of outstanding Common Stock. Under the program, the Holding Company, from time to time, at the discretion of management, may purchase its Common Stock on the open market through September 29, 2001. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, availability under Finlay's revolving credit facility and its cash position and requirements going forward. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. In fiscal 2000, Finlay repurchased 92,000 shares at a cost of approximately $1,119,000 under this program.

     On February 4, 2001, an executive officer of Finlay was issued 100,000 shares of Common Stock, subject to restrictions ("Restricted Stock"), pursuant to a restricted stock agreement. The Restricted Stock becomes fully vested after four years of continuous employment by Finlay.

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

     The store leases provide for the payment of fees based on sales, plus, in some instances, installment payments for fixed assets. Lease expense, included in Selling, general and administrative expenses, is as follows (in thousands):

                                                      Year Ended
                                    --------------------------------------------
                                     January 30,     January 29,     February 3,
                                       1999             2000            2001
                                    ---------        ---------       ---------
Minimum fees ................       $ 24,8244         $22,2644        $15,8514
Contingent fees .............         115,720          126,518         149,245
                                    ---------        ---------       ---------
     Total ..................       $140,544$          148,782        $165,096
                                    =========        =========       =========

     Future minimum payments under noncancellable operating leases having initial or remaining noncancellable lease terms in excess of one year are as follows as of February 3, 2001:
                                                                 (in thousands)
                                                                 -------------
       2001.................................................      $   10,151
       2002.................................................           3,501
       2003                                                            3,607
       2004                                                            3,734
       2005                                                            3,710
       Thereafter...........................................           5,113
                                                                  ----------
            Total minimum payments required.................       $  29,816
                                                                  ==========

NOTE 7--PENSION PLAN

     Finlay maintains a defined contribution profit-sharing plan to provide retirement benefits for all personnel. This plan provides for company matching contributions of $.25 for each $1.00 of employee contribution, up to 5% of the employee's salary, as limited by the Code. Additionally, Finlay contributes 2% of the employees' earnings annually, as limited by the Code. Vesting in Finlay's contributions begins upon completion of three years of employment and accrues at the rate of 20% per year. The cost of the defined contribution plan maintained by Finlay totaled $2,043,000, $2,074,000 and $1,989,000 for 1998, 1999 and 2000,
respectively.

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

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8--INCOME TAXES (continued)

Deferred tax assets and liabilities at year end are as follows:

                                                                     January 29,       February 3,
                                                                         2000             2001
                                                                     -----------       -----------
                                                                            (in thousands)
Deferred Tax Assets
  Uniform inventory capitalization ............................      $     3,483       $     3,990
  Expense not currently deductible ............................            3,043             1,560
  Investment tax credit carryover .............................               31                --
  AMT credit ..................................................              566               566
                                                                         -------           -------
                                                                           7,123             6,116
  Valuation allowance .........................................              131               100
                                                                         -------           -------
     Total current ............................................            6,992             6,016
                                                                         -------           -------
  Deferred financing costs-non-current ........................              190               173
                                                                         -------           -------
     Total non-current ........................................              190               173
                                                                         -------           -------
        Total deferred tax assets .............................            7,182             6,189
                                                                         -------           -------
Deferred Tax Liabilities
  LIFO inventory valuation ....................................            8,666             9,113
                                                                         -------           -------
     Total current ............................................            8,666             9,113
                                                                         -------           -------
  Depreciation ................................................           10,795            11,846
                                                                         -------           -------
     Total non-current ........................................           10,795            11,846
                                                                         -------           -------
        Total deferred tax liabilities ........................           19,461            20,959
                                                                         -------           -------
          Net deferred income tax liabilities .................      $    12,279       $    14,770
                                                                         =======           =======
     Net current deferred income tax liabilities ..............      $     1,674       $     3,097
     Net non-current deferred income tax liabilities ..........           10,605            11,673
                                                                         -------           -------
          Net deferred income tax liabilities .................      $    12,279       $    14,770
                                                                         =======           =======


     The components of income tax expense are as follows (in thousands):

                                                                  Year Ended
                                                 --------------------------------------------
                                                 January 30,      January 29,     February 3,
                                                     1999            2000             2001
                                                 -------------    ------------    -----------
     Current domestic taxes..............         $   14,8804      $    7,122      $   20,224
     Current foreign taxes...............              (1,759)           (410)             --
     Deferred taxes......................               2,202           1,089           2,491
                                                     --------        --------         -------
     Income tax expense..................         $    15,323      $    7,801      $   22,715
                                                     ========        ========         =======

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8--INCOME TAXES (continued)

     A reconciliation of the income tax provision computed by applying the federal statutory rate to Income (loss) before income taxes to the Provision for income taxes on the accompanying Consolidated Statements of Operations is as follows (in thousands):

                                                                            Year Ended
                                                         --------------------------------------------
                                                           January 30,    January 29,     February 3,
                                                               1999           2000           2001
                                                           -----------    -----------     -----------
     Federal Statutory provision.......................      $ 13,0464     $  5,9024        $ 18,950
     Foreign taxes.....................................         (1,759)         (410)             --
     State tax, net of federal benefit.................          1,096           714           2,566
     Non-deductible amortization.......................          1,037         1,037           1,037
     Loss (benefit) of foreign tax credit..............          1,759           410              --
     Other.............................................            144           148             162
                                                               -------       -------         -------
     Provision of income taxes.........................      $  15,323     $   7,801        $ 22,715
                                                               =======       =======         =======


     Section 382 of the Code restricts utilization of net operating loss ("NOL") carryforwards after an ownership change exceeding 50%. As a result of certain recapitalization transactions in 1993, a change in ownership of the Company exceeding 50% occurred within the meaning of Section 382 of the Code (a "Change of Control"). Similar restrictions will apply to other carryforwards. Consequently, there is a material limitation on the annual utilization of Finlay Jewelry's NOL and other carryforwards which requires a deferral or loss of the utilization of such carryforwards. At October 31, 2000, Finlay Jewelry has a NOL carryforward for tax purposes of approximately $5,500,000 which is subject to an annual limit of approximately $2,000,000 per year, of which $1,500,000 expires in 2004 and $4,000,000 expires in 2005. At October 31, 2000, Finlay Jewelry also had Alternative Minimum Tax Credit ("AMT") carryovers of $566,000 which may be used indefinitely to reduce federal income taxes.

     SFAS No. 109 "Accounting for Income Taxes," requires that the tax benefit of such NOLs and tax credits be recorded as an asset to the extent that management assesses the utilization to be "more likely than not". As the accompanying Consolidated Financial Statements include profits earned after the tax year end at October 31 (the profit of the year-end holiday season), for financial reporting purposes only, the NOL carryforward has been absorbed in full and no NOL carryfoward exists as of February 3, 2001. Management determined at February 3, 2001, that based upon Finlay Jewelry's history of operating earnings and its expectations for the future, no change to the valuation allowance is warranted, with the exception of amounts utilized to offset the expiration during 2000 of an ITC carryover.

                         FINLAY FINE JEWERLY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9--COMMITMENTS AND CONTINGENCIES

     Finlay Jewelry, from time to time, is involved in litigation concerning its business affairs. Management believes that the resolution of all pending litigation will not have a material adverse effect on the consolidated financial statements.

     Finlay has an employment agreement with one senior executive which provides for a minimum salary level as well as incentive compensation based on meeting specific financial goals. Such agreement has a remaining term of four years and has a remaining aggregate minimum value of $3,810,000 as of February 3, 2001.

     The Revolving Credit Agreement, the Gold Consignment Agreement and the Senior Note Indenture currently restrict annual distributions from Finlay Jewelry to the Holding Company to 0.25% of Finlay Jewelry's net sales for the preceding fiscal year and also allow distributions to the Holding Company to enable it to make interest payments on the Senior Debentures. During 1998, dividends of $7,118,000 were declared and $3,506,000 was distributed to the Holding Company. During 1999, dividends of $8,909,000 were declared and $7,159,000 was distributed to the Holding Company. During 2000, dividends of $9,032,000 were declared and $7,640,000 was distributed to the Holding Company.

     Finlay Jewlery's concentration of credit risk consists principally of accounts receivable. Approximately 68%, 68% and 69% of Finlay's domestic sales in 1998, 1999 and 2000, respectively, were from operations in The May Department Stores Company ("May") and departments operated in store groups owned by Federated Department Stores ("Federated"), of which 47%, 46% and 47% represented Finlay's domestic sales in May and 21%, 22% and 22% represented Finlay's domestic sales in Federated. Finlay Jewelry believes that the risk associated with these receivables, other than those from department store groups indicated above, would not have a material adverse effect on Finlay Jewelry's financial position or results of operations.

NOTE 10--QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table summarizes the quarterly financial data for 1999 and 2000 (dollars in thousands, except per share data):

                                                                  Year Ended January 29, 2000
                                               -------------------------------------------------------------
                                                  First            Second         Third           Fourth
                                                 Quarter           Quarter        Quarter        Quarter (a)
                                               ------------     ------------    ------------     -----------
      Sales.................................     $ 168,379        $ 183,367       $ 175,280       $ 385,952
      Gross Margin..........................        86,460           92,929          88,649         187,189
      Net income (loss).....................        (1,847)             595          (2,145)         12,459



                                                                   Year Ended February 3, 2001
                                               --------------------------------------------------------------
                                                  First            Second         Third            Fourth
                                                 Quarter           Quarter        Quarter          Quarter
                                               ------------     ------------    ------------     -----------
      Sales.................................     $ 178,614        $ 211,229       $ 189,728       $ 420,549
      Gross margin..........................        91,278          106,179          96,495         209,877
      Net income (loss).....................          (515)           2,312            (617)         30,249


----------------------
(a) The fourth quarter of 1999 includes a pre-tax nonrecurring charge totaling $28,631,000 associated with sale and closure of Sonab

                               FINLAY FINE JEWELRY
             CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11--JAY B. RUDOLPH, INC. ACQUISITION

     On April 3, 2000, Finlay completed the acquisition of certain assets of Jay
B. Rudolph, Inc. ("J.B. Rudolph") for $20.6 million, consisting primarily of inventory of approximately $16.3 million and fixed assets of approximately $4.0 million. By acquiring J.B. Rudolph (the "J.B. Rudolph Acquisition"), Finlay added 57 departments and also added new host store relationships with Bloomingdale's, Dayton's, and Hudson's. Finlay financed the acquisition of J.B. Rudolph with borrowings under the Revolving Credit Agreement. The J.B. Rudolph Acquisition was accounted for as a purchase, and, accordingly, the operating results of the former J.B. Rudolph departments have been included in Finlay Jewelry's consolidated financial statements since the date of acquisition. Finlay Jewelry has recorded goodwill of $1.7 million.

     The following summarized, unaudited pro forma combined results of operations for the years ended January 29, 2000 and February 3, 2001 have been prepared assuming the J.B. Rudolph Acquisition occurred at the beginning of the respective periods. The pro forma information is provided for informational purposes only. It is based on historical information, as well as certain assumptions and estimates, and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined company (dollars in thousands):

                                                      (Unaudited)
                                                      Year Ended
                                            -----------------------------
                                              January 29,     February 3,
                                                  2000            2001
                                            ------------     ------------
Sales..................................     $   997,192      $  1,010,911
Net income (loss)......................           8,771            27,009


NOTE 12--SALE AND CLOSURE OF SONAB

     On January 3, 2000, Societe Nouvelle d'Achat de Bijouterie - S.O.N.A.B. ("Sonab"), Finlay Jewelry's European leased jewelry department subsidiary, sold the majority of its assets for approximately $9.9 million. As of January 29, 2000, Sonab had received $1.2 million of the sale proceeds with the balance of $8.7 million included in Other receivables in the accompanying Consolidated Balance Sheets. Sonab received an additional $7.6 million during 2000, and the balance remains subject to certain escrow arrangements among the parties. After the sale, the buyer operated more than 80 locations previously included in Sonab's 130-location base in France. The remaining departments were closed.

     Finlay Jewelry recorded a pre-tax charge in the fourth quarter of 1999 of $28.6 million for the write-down of assets for disposition and related closure expenses. The cash portion of this charge was approximately $7.8 million.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13--DIAMOND PARK ACQUISITION

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

     The Diamond Park Acquisition was accounted for as a purchase, and, accordingly, the operating results of the former Diamond Park departments have been included in Finlay's consolidated financial statements since the date of the acquisition. Finlay has recorded goodwill of approximately $12.4 million.