Form 10-Q
period 2001-05-05
FINLAY ENTERPRISES INC /DE
filed 2001-06-18
CIK 878731

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

     _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended May 5, 2001

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

                                 (212) 808-2800
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes _X_                    No ___

As of June 15, 2001, there were 10,372,806 shares of common stock, par value $.01 per share, of the Registrant outstanding.

                             FINLAY ENTERPRISES, INC

                                    FORM 10-Q

                       QUARTERLY PERIOD ENDED MAY 5, 2001

                                      INDEX



                                                                                       PAGE(S)
                                                                                       -------

PART I - FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements (Unaudited)

              Consolidated Statements of Operations for the thirteen weeks ended April 29, 2000 and May 5, 2001........................................1

              Consolidated Balance Sheets as of February 3, 2001 and May 5, 2001..........2

              Consolidated Statements of Changes in Stockholders' Equity for the year ended February 3, 2001 and thirteen weeks ended May 5, 2001.................3

              Consolidated Statements of Cash Flows for the thirteen weeks ended April 29, 2000 and May 5, 2001........................................4

              Notes to Consolidated Financial Statements..................................5

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations..............................10

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk.................15


PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K...........................................16

SIGNATURES...............................................................................17

PART I - FINANCIAL INFORMATION
  Item 1. Consolidated Financial Statements



                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)


                                                                       Thirteen Weeks Ended
                                                                   -----------------------------

                                                                     April 29,         May 5,
                                                                       2000             2001
                                                                   ------------     ------------

Sales ...........................................................  $    178,614     $    193,249
Cost of sales ...................................................        87,336           94,881
                                                                   ------------     ------------
    Gross margin ................................................        91,278           98,368
Selling, general and administrative expenses ....................        82,736           89,415
Depreciation and amortization ...................................         4,204            4,828
                                                                   ------------     ------------
    Income (loss) from operations ...............................         4,338            4,125
Interest expense, net ...........................................         6,897            6,738
                                                                   ------------     ------------
    Income (loss) before income taxes ...........................        (2,559)          (2,613)
Provision (benefit) for income taxes ............................          (787)            (894)
                                                                   ------------     ------------
    Net income (loss) ...........................................  $     (1,772)    $     (1,719)
                                                                   ============     ============

Net income (loss) per share applicable to common shares:
       Basic net income (loss) per share ........................  $      (0.17)    $      (0.17)
                                                                   ============     ============
       Diluted net income (loss) per share ......................  $      (0.17)    $      (0.17)
                                                                   ============     ============
Weighted average shares and share equivalents outstanding .......    10,419,705       10,290,386
                                                                   ============     ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)


                                                                                                 (unaudited)
                                                                                  February 3,      May 5,
                                                                                     2001           2001
                                                                                  ----------     -----------
                                      ASSETS
Current assets
  Cash and cash equivalents ....................................................   $  31,662      $   3,095
  Accounts receivable - department stores ......................................      23,677         38,013
  Other receivables ............................................................      30,856         30,148
  Merchandise inventories ......................................................     326,511        328,855
  Prepaid expenses and other ...................................................       2,880          3,646
                                                                                   ---------      ---------
     Total current assets ......................................................     415,586        403,757
                                                                                   ---------      ---------
Fixed assets
  Equipment, fixtures and leasehold improvements ...............................     117,871        121,487
  Less - accumulated depreciation and amortization .............................      44,028         47,198
                                                                                   ---------      ---------
     Fixed assets, net .........................................................      73,843         74,289
                                                                                   ---------      ---------
Deferred charges and other assets ..............................................      22,161         23,407
Goodwill .......................................................................      94,799         93,861
                                                                                   ---------      ---------
     Total assets ..............................................................   $ 606,389      $ 595,314
                                                                                   =========      =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Notes payable ................................................................   $    --        $  90,165
  Accounts payable - trade .....................................................     162,242         75,943
  Accrued liabilities:
     Accrued salaries and benefits .............................................      20,806         21,422
     Accrued miscellaneous taxes ...............................................       4,118          4,750
     Accrued interest ..........................................................       5,270            681
     Other .....................................................................      18,203         19,383
  Income taxes payable .........................................................      21,576         10,622
  Deferred income taxes ........................................................       3,097          3,199
                                                                                   ---------      ---------
     Total current liabilities .................................................     235,312        226,165
Long-term debt .................................................................     225,000        225,000
Other non-current liabilities ..................................................      11,737         12,110
                                                                                   ---------      ---------
     Total liabilities .........................................................     472,049        463,275
                                                                                   ---------      ---------
Stockholders' equity
  Common Stock, par value $.01 per share; authorized 25,000,000 shares;
     issued and outstanding 10,336,986 and 10,372,806 shares, respectively .....         104            105
  Additional paid-in capital ...................................................      77,332         78,573
  Retained earnings ............................................................      58,023         56,304
  Unamortized restricted stock compensation ....................................        --           (1,142)
  Accumulated other comprehensive income .......................................        --              183
  Less treasury stock, at cost .................................................      (1,119)        (1,984)
                                                                                   ---------      ---------
     Total stockholders' equity ................................................     134,340        132,039
                                                                                   ---------      ---------
     Total liabilities and stockholders' equity ................................   $ 606,389      $ 595,314
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

                            FINLAY ENTERPRISES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (in thousands, except share data)


                                          Common Stock                          Unamortized    Accumulated
                                          ------------   Additional  Retained    Restricted       Other                   Total
                                      Number              Paid-in    Earnings      Stock      Comprehensive  Treasury  Stockholders'
                                     of shares   Amount   Capital    (Deficit)  Compensation     Income        Stock      Equity
                                     ---------   ------  ----------  ---------  ------------  -------------  --------  -------------

Balance, January 29, 2000 ......... 10,416,353    $104    $77,194    $ 31,502       $  --         $--         $  --      $ 108,800
  Net income (loss) ...............       --       --        --        26,521          --          --            --         26,521
  Exercise of stock options .......     12,633     --         138        --            --          --            --            138
  Purchase of treasury stock ......    (92,000)    --        --          --            --          --          (1,119)      (1,119)
                                    ----------    ----    -------    --------        ------       ---         -------    ---------
Balance, February 3, 2001 ......... 10,336,986     104     77,332      58,023          --          --          (1,119)     134,340
  Net income (loss) ...............       --       --        --        (1,719)         --          --            --         (1,719)
  Accumulated other comprehensive
     income .......................       --       --        --          --            --          183           --            183
  Exercise of stock options .......      2,400     --          23        --            --          --            --             23
  Issuance of restricted stock ....    100,000       1      1,218        --          (1,142)       --            --             77
  Purchase of treasury stock ......    (66,580)    --        --          --            --          --            (865)        (865)
                                    ----------    ----    -------    --------        ------       ---         -------    ---------
Balance, May 5, 2001
(unaudited) ....................... 10,372,806    $105    $78,573    $ 56,304       $(1,142)      $183        $(1,984)   $ 132,039
                                    ==========    ====    =======    ========        ======       ===         =======    =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                        Thirteen Weeks Ended
                                                                                     --------------------------
                                                                                     April 29,         May 5,
                                                                                       2000             2001
                                                                                     ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) ................................................................ $  (1,772)       $  (1,719)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization ....................................................     4,510            5,137
  Amortization of restricted stock compensation ....................................      --                 77
  Other, net .......................................................................       827              583
  Changes in operating assets and liabilities, net of effects from purchase of J.B .
     Rudolph assets (Note 6):
     Increase in accounts and other receivables ....................................   (26,850)         (13,669)
     Increase in merchandise inventories ...........................................   (24,579)          (2,344)
     Increase in prepaid expenses and other ........................................    (2,154)            (771)
     Decrease in accounts payable and accrued liabilities ..........................   (45,007)         (99,159)
                                                                                     ---------        ---------
        NET CASH USED IN OPERATING ACTIVITIES ......................................   (95,025)        (111,865)
                                                                                     ---------        ---------


CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and leasehold improvements ......................    (3,833)          (3,857)
  Deferred charges and other, net ..................................................      (554)          (2,168)
  Proceeds from sale of Sonab assets ...............................................     6,792             --
  Payment for purchase of J.B. Rudolph assets ......................................   (20,605)            --
                                                                                     ---------        ---------
        NET CASH USED IN INVESTING ACTIVITIES ......................................   (18,200)          (6,025)
                                                                                     ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility ..........................................   202,919          229,618
  Principal payments on revolving credit facility ..................................  (116,310)        (139,453)
  Purchase of treasury stock .......................................................      --               (865)
  Stock options exercised ..........................................................        45               23
                                                                                     ---------        ---------
        NET CASH PROVIDED FROM FINANCING ACTIVITIES ................................    86,654           89,323
                                                                                     ---------        ---------
        EFFECT OF EXCHANGE RATE CHANGES ON CASH ....................................      (575)            --
                                                                                     ---------        ---------
        DECREASE IN CASH AND CASH EQUIVALENTS ......................................   (27,146)         (28,567)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .....................................    35,107           31,662
                                                                                     ---------        ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ........................................... $   7,961        $   3,095
                                                                                     =========        =========

Supplemental disclosure of cash flow information:
  Interest paid .................................................................... $   1,227        $  11,018
  Income taxes paid ................................................................     2,663            8,864



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Finlay Enterprises, Inc. (the "Company" or the "Registrant"), and its wholly owned subsidiary, Finlay Fine Jewelry Corporation and its wholly owned subsidiaries ("Finlay Jewelry"), have been prepared in accordance with generally accepted accounting principles for interim financial information. References to "Finlay" mean collectively, the Company and Finlay Jewelry. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of May 5, 2001, and the results of operations and cash flows for the thirteen weeks ended April 29, 2000 and May 5, 2001. Due to the seasonal nature of the business, results for interim periods are not indicative of annual results. The unaudited consolidated financial statements have been prepared on a basis consistent with that of the audited consolidated financial statements as of February 3, 2001 referred to below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission").

     These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended February 3, 2001 ("Form 10-K") previously filed with the Commission.

     The Company's fiscal year ends on the Saturday closest to January 31. References to 1998, 1999, 2000 and 2001 relate to the fiscal years ending January 30, 1999, January 29, 2000, February 3, 2001 and February 2, 2002, respectively. Each of the fiscal years includes 52 weeks, except 2000 includes 53 weeks.

     The Company recorded a tax provision based on an estimated annual income tax rate. In addition, the Company has recognized an intraperiod tax benefit as it has projected that there will be a profit in the fourth quarter and for the fiscal year.

     Net income (loss) per share has been computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". Basic and diluted net income (loss) per share were calculated using the weighted average number of shares outstanding during each period, with options to purchase Common Stock included in diluted net income (loss) per share, using the treasury stock method, to the extent that such options were dilutive. As the Company had a net loss for the thirteen weeks ended May 5, 2001, the dilutive stock options outstanding are not considered in the calculation of dilutive net income (loss) per share due to their anti-dilutive effect. As a result, the weighted average number of shares outstanding used for both the basic and dilutive net income (loss) per share calculations was the same.

     In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This Statement requires disclosure of comprehensive income, defined as the total of net income and all other nonowner changes in equity, which under generally accepted accounting principles, are recorded directly to the stockholders' equity section of the consolidated balance sheet and, therefore, bypass net income. In 2000, there were no such adjustments and, therefore, comprehensive income (loss) was the same as the Company's net income (loss). In 2001, the only non-owner change in equity related to the change in fair

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION (continued)

value of the Company's outstanding gold forward contracts (Refer to Note 3). For the thirteen weeks ended May 5, 2001, the comprehensive loss was $1.5 million.

NOTE 2 - DESCRIPTION OF BUSINESS

     The Company conducts business through its wholly owned subsidiary, Finlay Jewelry. Finlay is a retailer of fine jewelry products and primarily operates leased fine jewelry departments in department stores throughout the United States. Over the past three fiscal years, the fourth quarter accounted for an average of 42% of Finlay's sales due to the seasonality of the retail jewelry industry. Approximately 47% of Finlay's sales in 2000 were from operations in The May Department Stores Company ("May") and 22% in departments operated in store groups owned by Federated Department Stores ("Federated").

NOTE 3 - MERCHANDISE INVENTORIES

     Merchandise inventories consisted of the following:


                                                                                 (unaudited)
                                                                   February 3,     May 5,
                                                                      2001          2001
                                                                   ----------    ----------
                                                                        (in thousands)
     Jewelry goods - rings, watches and other fine jewelry
         (specific identification basis) .......................... $332,693      $335,227
     Less:  Excess of specific identification cost over LIFO
         inventory value ..........................................    6,182         6,372
                                                                    --------      --------
                                                                    $326,511      $328,855
                                                                    ========      ========


     The LIFO method had the effect of increasing the loss before income taxes for the thirteen weeks ended April 29, 2000 and May 5, 2001 by $88,000 and $191,000, respectively. Finlay determines its LIFO inventory value by utilizing selected producer price indices published for jewelry and watches by the Bureau of Labor Statistics.

     Approximately $381,724,000 and $375,840,000 at February 3, 2001 and May 5, 2001, respectively, of merchandise received on consignment has been excluded from Merchandise inventories and Accounts payable-trade in the accompanying Consolidated Balance Sheets.

     Finlay Jewelry is party to an amended and restated gold consignment agreement (the "Gold Consignment Agreement"), which expires on December 31, 2001. The Gold Consignment Agreement enables Finlay Jewelry to receive merchandise by providing gold, or otherwise making payment, to certain vendors who supply Finlay Jewelry with merchandise on consignment. While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to the gold consignor. Finlay Jewelry can obtain, pursuant to the Gold Consignment Agreement, up to the lesser of (i) 130,000 fine troy ounces or (ii) $37.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At May 5, 2001, amounts outstanding under the Gold Consignment Agreement totaled 121,189 fine troy ounces, valued at approximately $31.9 million. For

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - MERCHANDISE INVENTORIES (continued)

financial statement purposes, the consigned gold is not included in Merchandise inventories on the Company's Consolidated Balance Sheets and, therefore, no related liability has been recorded.

     The cost to Finlay of gold merchandise sold on consignment in some cases is not fixed until the sale is reported to the vendor or to the gold consignor in the case of merchandise sold pursuant to the Gold Consignment Agreement. Finlay at times enters into futures contracts, such as options or forwards, based upon the anticipated sales of gold product, to hedge against the risk arising from those payment arrangements. At February 3, 2001 and May 5, 2001, the Company had several open positions in futures contracts for gold totaling 46,300 and 61,300 fine troy ounces, valued at $12.6 million and $16.6 million, respectively, which expire during 2001.

     On February 4, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires that all derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company has designated the existing derivative instruments, consisting of gold forward contracts, as cash flow hedges. For derivative instruments designated as cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in other comprehensive income, a separate component of stockholders' equity, and is reclassified into earnings when the offsetting effects of the hedged transaction affects earnings. Upon adoption, the fair value of the gold forward contracts resulted in the recognition of an asset of $24,000, net of tax. At May 5, 2001 the fair value of the gold forward contracts resulted in the recognition of an asset of $183,000, net of tax, of which the entire amount is expected to be reclassified into earnings during 2001.

     The Company has documented all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking various hedge transactions. The Company also assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. The Company believes that the designated hedges will be highly effective and that the related hedge accounting will not have a material impact on the Company's results of operations.

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

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LEASE AGREEMENTS (continued)

     The store leases provide for the payment of fees based on sales, plus, in some instances, installment payments for fixed assets. Lease expense, included in Selling, general and administrative expenses, is as follows:

                                      Thirteen Weeks Ended
                                    ------------------------
                                    April 29,         May 5,
                                      2000             2001
                                    ---------        -------
                                         (in thousands)
     Minimum fees ..............     $ 2,764         $ 1,932
     Contingent fees ...........      26,463          30,002
                                     -------         -------
       Total ...................     $29,227         $31,934
                                     =======         =======


NOTE 5 - SALE AND CLOSURE OF SONAB

     On January 3, 2000, Societe Nouvelle d'Achat de Bijouterie - S.O.N.A.B. ("Sonab"), the Company's European leased jewelry department subsidiary, sold the majority of its assets for approximately $9.9 million. To date, Sonab has received $8.8 million and the balance remains subject to certain escrow arrangements among the parties. After the sale, the buyer operated more than 80 locations previously included in Sonab's 130-location base in France. The remaining departments were closed.

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

     The J.B. Rudolph Acquisition was accounted for as a purchase, and, accordingly, the operating results of the former J.B. Rudolph departments have been included in the Company's consolidated financial statements since the date of acquisition. The Company has recorded goodwill of $1.7 million, which is being amortized over a period of ten years.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - STOCK REPURCHASE PROGRAM AND RESTRCTED STOCK

     On December 1, 2000, the Company announced that its Board of Directors had approved a stock repurchase program to acquire up to $20 million of outstanding Common Stock. Under the program, the Company, from time to time, at the discretion of management, may purchase its Common Stock on the open market through September 29, 2001. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, availability under Finlay's revolving credit facility and its cash position and requirements going forward. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. In fiscal 2000, the Company repurchased 92,000 shares at a cost of approximately $1,119,000. During the first quarter of fiscal 2001, the Company repurchased an additional 66,580 shares for approximately $865,000.

     On February 4, 2001, an executive officer of the Company was issued 100,000 shares of Common Stock, subject to restrictions ("Restricted Stock"), pursuant to a restricted stock agreement. The restricted stock becomes fully vested after four years of continuous employment with the Company and is accounted for as a component of stockholders' equity. Compensation expense of approximately $1.2 million is being amortized over four years. Amortization for the quarter was approximately $77,000.

NOTE 8 - SUBSEQUENT EVENT

     On February 8, 2001, Federated announced its plans to close its Stern's division of which Finlay operated 23 departments. During March 2001, Finlay closed two departments and will close the remaining 21 departments during the second quarter. Finlay intends to record a charge of approximately $900,000 related to the write off of fixed assets and employee severance. Finlay expects the closings to reduce sales in 2001 by an estimated $22.0 million.

PART I - FINANCIAL INFORMATION
  Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations

Results of Operations

     The following table sets forth operating results as a percentage of sales for the periods indicated:

Statements of Operations Data
(unaudited)


                                                    Thirteen Weeks Ended
                                                    --------------------
                                                    April 29,    May 5,
                                                      2000        2001
                                                    ---------    ------
Sales .............................................   100.0%     100.0%
Cost of sales .....................................    48.9       49.1
                                                      -----      -----
    Gross margin ..................................    51.1       50.9
Selling, general and administrative expenses ......    46.3       46.3
Depreciation and amortization .....................     2.4        2.5
                                                      -----      -----
    Income (loss) from operations .................     2.4        2.1
Interest expense, net .............................     3.8        3.5
                                                      -----      -----
    Income (loss) before income taxes .............    (1.4)      (1.4)
Provision (benefit) for income taxes ..............    (0.4)      (0.5)
                                                      -----      -----
    Net income (loss) .............................    (1.0)%     (0.9)%
                                                      =====      =====


Thirteen  Weeks Ended May 5, 2001 Compared  with Thirteen  Weeks Ended April 29,
2000

     Sales. Sales for the thirteen weeks ended May 5, 2001 increased $14.6 million, or 8.2%, over the comparable period in 2000. Comparable department sales (departments open for the same months during comparable periods) increased 2.3% primarily due to a shift in a Mother's Day promotional event based on this year's retail calendar. Management attributes this nominal increase in the comparable department sales to a general softening in the retail environment and, to a greater degree, the jewelry sector. Sales from the operation of net new departments contributed $10.5 million, primarily relating to the J.B. Rudolph Acquisition and the net effect of new store openings and closings.

     With the continuing weak retail environment, the Company continued to experience a softer than expected sales trend in the month of May 2001. In addition, the second quarter will be negatively impacted by the earlier Mother's Day.

     During  the  thirteen  weeks  ended  May  5,  2001,   Finlay  opened  eight
departments and closed fifteen departments. Included in the openings and closings were seven departments related to May's acquisition of stores from Saks, Inc., in which Finlay operated all of the departments. The remaining openings and closings were all within existing store groups.

     Gross margin. Gross margin for the period increased by $7.1 million in 2001 compared to 2000 and as a percentage of sales, gross margin decreased by 0.2%, primarily due to management's continued efforts to increase market penetration and market share through its pricing strategy and an increase in the LIFO provision of $0.1 million.

     Selling, general and administrative expenses. Selling, general and administrative expenses ("SG&A") increased $6.7 million, or 8.1%, due primarily to payroll expense and lease fees associated with the increase in the Company's sales. Positive leveraging of field payroll and administrative expense was offset by a planned increase in advertising expenditures, as a result of the earlier Mother's Day. As a percentage of sales, SG&A remained consistent at 46.3%.

     Depreciation and amortization. Depreciation and amortization increased by $0.6 million, reflecting an increase in capital expenditures and capitalized software costs for the most recent twelve months, offset by the effect of certain assets becoming fully depreciated. The increase in fixed assets was due to the addition of new departments and the renovation of existing departments.

     Interest expense, net. Interest expense decreased by $0.2 million primarily due to a lower weighted average interest rate (8.3% for the 2001 period compared to 8.6% for the comparable period in 2000) offset slightly by an increase in average borrowings ($290.8 million for the period in 2001 compared to $287.3 million for the comparable period in 2000).

     Provision (benefit) for income taxes. The income tax provision for the 2001 and 2000 periods reflects an effective tax rate of 40.5%.

     Net income (loss). The net loss of $1.7 million for the 2001 period was $0.1 million less than the net loss in the prior period as a result of the factors discussed above.

Liquidity and Capital Resources

     Finlay's primary capital requirements are for funding working capital for new departments and for working capital growth of existing departments and, to a lesser extent, capital expenditures for opening new departments, renovating existing departments and information technology investments. For the thirteen weeks ended April 29, 2000 and May 5, 2001, capital expenditures totaled $3.8 million (exclusive of the fixed assets acquired in the J.B. Rudolph Acquisition, which totaled $4.0 million) and $3.9 million, respectively. For 2000, capital expenditures totaled $14.1 million (exclusive of the fixed assets acquired in the J.B. Rudolph Acquisition) and for 2001 are estimated to be approximately $14.0 to $15.0 million. Although capital expenditures are limited by the terms of the Revolving Credit Agreement, to date this limitation has not precluded the Company from satisfying its capital expenditure requirements.

     Finlay's operations substantially preclude customer receivables and in recent years, on average, approximately 50% of Finlay's merchandise has been carried on consignment. Accordingly, management believes that relatively modest levels of working capital are required in comparison to many other retailers. The Company's working capital balance was $177.6 million at May 5, 2001, a decrease of $2.7 million from February 3, 2001. The decrease resulted primarily from the impact of the interim net loss, exclusive of depreciation and amortization, capital expenditures and additions to deferred charges. Based on the seasonal nature of Finlay's business, working capital requirements and therefore borrowings under the Revolving Credit Agreement can be expected to increase on an interim basis during the first three quarters of any given fiscal year. See "--Seasonality".

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

     In each year, Finlay is required to reduce the outstanding revolving credit balance and letter of credit balance under the Revolving Credit Agreement to $50.0 million or less and $20.0 million or less, respectively, for a 30 consecutive day period (the "Balance Reduction Requirement"). Borrowings under the Revolving Credit Agreement at May 5, 2001 were $90.2 million, compared to a zero balance at February 3, 2001 and $86.6 million at April 29, 2000. The average amounts outstanding under the Revolving Credit Agreement were $63.6 million and $65.8 million for the thirteen weeks ended April 29, 2000 and May 5, 2001, respectively. The maximum amount outstanding for the thirteen weeks ended May 5, 2001 was $97.3 million, at which point the unused excess availability was $123.4 million, excluding the acquisition facility.

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

     On April 3, 2000 Finlay completed the acquisition of certain assets of J.B. Rudolph for $20.6 million, consisting primarily of inventory and fixed assets. During 2000, the J.B. Rudolph Acquisition required additional working capital to increase the inventory levels in anticipation of the year-end holiday season. Inventory purchases for the former J.B. Rudolph departments are being financed in part by trade payables combined with the utilization of consignment inventory. Finlay financed the J.B. Rudolph Acquisition with borrowings under its Revolving Credit Agreement.

     Finlay's long-term needs for external financing will depend on its rate of growth, the level of internally generated funds and the ability to continue obtaining substantial amounts of merchandise on advantageous terms, including consignment arrangements with its vendors. For 2000, Finlay had an average balance of consignment merchandise of $372.9 million from approximately 300 vendors as compared to an average balance of $321.7 million in 1999. As of May 5, 2001, $375.8 million of consignment merchandise was on hand as compared to $359.6 million at April 29, 2000.

     A substantial amount of Finlay's operating cash flow has been used or will be required to pay interest, directly or indirectly, with respect to the Company's 9% Senior Debentures due May 1, 2008 (the "Senior Debentures"), Finlay Jewelry's 8 3/8 Senior Notes due May 1, 2008 (the "Senior Notes") and amounts due under the Revolving Credit Agreement, including the payments required pursuant to the Balance Reduction Requirement. As of May 5, 2001, Finlay's outstanding borrowings were $315.2 million, which included a $75.0 million balance under the Senior Debentures, a $150.0 million balance under the Senior Notes and a $90.2 million balance under the Revolving Credit Agreement.

     Finlay Jewelry is party to the Gold Consignment Agreement, which expires on December 31, 2001. The Gold Consignment Agreement enables Finlay Jewelry to receive merchandise by providing gold, or otherwise making payment, to certain vendors. Finlay Jewelry can obtain, pursuant to the Gold Consignment Agreement, up to the lesser of (i) 130,000 fine troy ounces or (ii) $37.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At May 5, 2001, amounts outstanding under the Gold Consignment Agreement totaled 121,189 fine troy ounces, valued at approximately $31.9 million. The average amount outstanding under the Gold Consignment Agreement was $28.0 million in 2000.

     The Company is in the process of implementing several information technology initiatives, including the design and development of a new merchandising system and a point-of-sale system for Finlay's departments. These projects will serve to support future growth of the Company as well as provide improved analysis and reporting capabilities and more timely sales and inventory information to facilitate merchandising solutions. These systems will provide the foundation for future productivity and expense control initiatives. At May 5, 2001, a total of approximately $16.7 million has been expended for software and implementation costs and is included in Deferred charges and other assets. The Company expects these systems to be completed by mid-2001 and anticipates it will spend an additional $3.0 to $6.0 million.

     From time to time, Finlay enters into futures contracts, such as options or forwards, based upon the anticipated sales of gold product in order to hedge against the risk arising from its payment arrangements. Changes in the market value of futures contracts are accounted for as an addition to or reduction from the inventory cost. For the year ended February 3, 2001, the gain or loss on open futures contracts was not material. At May 5, 2001, the Company had several open positions in futures contracts for gold totaling 61,300 fine troy ounces, valued at $16.6 million, which expire during 2001. There can be no assurance that these hedging techniques will be successful or that hedging transactions will not adversely affect the Company's results of operations or financial position.

     Finlay believes that, based upon current operations, anticipated growth, and availability under the Revolving Credit Agreement, Finlay Jewelry will, for the foreseeable future, be able to meet its debt service and anticipated working capital obligations, and to make distributions to the Company sufficient to permit the Company to meet its debt service obligations and to pay certain other expenses as they come due. No assurances, however, can be given that Finlay Jewelry's current level of operating results will continue or improve or that Finlay Jewelry's income from operations will continue to be sufficient to permit Finlay Jewelry and the Company to meet their debt service and other obligations. Currently, Finlay Jewelry's principal financing arrangements restrict annual distributions from Finlay Jewelry to the Company to 0.25% of Finlay Jewelry's net sales for the preceding fiscal year and also allow distributions to the Company to enable it to make interest payments on the Senior Debentures. The amounts required to satisfy the aggregate of Finlay Jewelry's interest expense and required amortization payments totaled $1.2 million and $7.6 million for the thirteen week periods ended April 29, 2000 and May 5, 2001, respectively. As a result of the retail calendar closing date for the first quarter of 2001, the semiannual interest payment with respect to the Senior Debentures and the Senior Notes was paid in the first quarter of 2001, whereas the first quarter of 2000 did not include the interest payments.

     On February 8, 2001, Federated announced its plans to close its Stern's division of which Finlay operated 23 departments. During March 2001, Finlay closed two departments and will close the remaining 21 Stern's departments during the second quarter of 2001. Finlay intends to record a charge of approximately $900,000 related to the write off of fixed assets and employee severance. Finlay expects the closings to reduce sales in 2001 by an estimated $22.0 million.

Seasonality


     Finlay's  business is highly  seasonal,  with a significant  portion of its sales and income from operations generated during the fourth quarter of each year, which includes the year-end holiday season. The fourth quarter accounted for an average of 42% of Finlay's sales and 78% of its income from operations for 1998, 1999 and 2000. Finlay has typically experienced net losses in the first three quarters of its fiscal year, although the Company did achieve a net profit in the second quarter of 2000. During these periods, working capital requirements have been funded by borrowings under the Revolving Credit Agreement. Accordingly, the results for any of the first three quarters of any given fiscal year, taken individually or in the aggregate, are not indicative of annual results.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company is exposed to market risk through the interest rate on its borrowings under the Revolving Credit Agreement, which has a variable interest rate. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. In addition, the majority of the Company's borrowings are under fixed rate arrangements. In addition, the Company is exposed to market risk related to changes in the price of gold, and selectively uses forward contracts to manage this risk. The Company enters into forward contracts for the purchase of gold to hedge the risk of gold price fluctuations for future sales of gold consignment merchandise. The Company does not enter into forward contracts or other financial instruments for speculation or trading purposes. The aggregate amount of forward contracts was $16.6 million at May 5, 2001, which expire during 2001.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     A.   Exhibits

        2      Not applicable.

        3      Not applicable.

        4      Not applicable.

     10.1 Amended and Restated Gold Consignment Agreement dated as of March 30, 2001 between Finlay Jewelry, eFinlay, Inc. ("eFinlay") and Sovereign Bank (as successor to Fleet National Bank, f/k/a BankBoston, N.A., f/k/a The First National Bank of Boston, as successor to Rhode Island Hospital Trust National Bank ("Sovereign Bank")), and the other parties which are or may become parties thereto.

     10.2 Amended and Restated Security Agreement dated as of March 30, 2001 by and between Finlay Jewelry, eFinlay and Sovereign Bank, as agent.

     10.3 Amended and Restated Intercreditor Agreement dated as of March 30, 2001 between Sovereign Bank, as agent, and General Electric Capital Corporation, as agent, and acknowledged by Finlay Jewelry and eFinlay.

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



Date: June 15, 2001                   FINLAY ENTERPRISES, INC.

                                      By: /s/ Bruce E. Zurlnick
                                          --------------------------------------
                                          Bruce E. Zurlnick
                                          Senior Vice President, Treasurer
                                          and Chief Financial Officer
                                          (As both a duly authorized officer of
                                          Registrant and as principal financial
                                          officer of Registrant)