Form 10-Q
period 2001-08-04
FINLAY ENTERPRISES INC /DE
filed 2001-09-14
CIK 878731

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

         _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended August 4, 2001


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

                           Yes   _X_                No ____

As of September 14, 2001, there were 10,385,223 shares of common stock, par value $.01 per share, of the Registrant outstanding.

                             FINLAY ENTERPRISES, INC

                                    FORM 10-Q

                      QUARTERLY PERIOD ENDED AUGUST 4, 2001

                                      INDEX

                                                                         PAGE(S)

PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (Unaudited)

          Consolidated Statements of Operations for the thirteen weeks and twenty-six weeks ended July 29, 2000 and August 4, 2001..............1

          Consolidated Balance Sheets as of February 3, 2001 and
          August 4, 2001.......................................................3

          Consolidated Statements of Changes in Stockholders' Equity for
          the year ended February 3, 2001 and twenty-six weeks ended
          August 4, 2001.......................................................4

          Consolidated Statements of Cash Flows for the thirteen weeks and twenty-six weeks ended July 29, 2000 and August 4, 2001..............5

          Notes to Consolidated Financial Statements...........................7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.......................13

Item 3.   Quantitative and Qualitative Disclosures about Market Risk..........19


PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders................20

Item 6.   Exhibits and Reports on Form 8-K...................................20

SIGNATURES...................................................................22

PART I - FINANCIAL INFORMATION
  Item 1. Consolidated Financial Statements



                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)

                                                                           Thirteen Weeks Ended
                                                                    ---------------------------------
                                                                       July 29,            August 4,
                                                                         2000                 2001
                                                                    ------------         ------------
Sales.............................................................  $    211,229         $    196,167
Cost of sales.....................................................       105,050               98,480
                                                                    ------------         ------------
    Gross margin..................................................       106,179               97,687
Selling, general and administrative expenses......................        91,759               87,107
Depreciation and amortization.....................................         4,378                5,055
                                                                    ------------         ------------
    Income (loss) from operations.................................        10,042                5,525
Interest expense, net.............................................         7,825                7,031
                                                                    ------------         ------------
    Income (loss) before income taxes.............................         2,217               (1,506)
Provision (benefit) for income taxes..............................         1,145                 (445)
                                                                    ------------         ------------
    Net income (loss).............................................  $      1,072         $     (1,061)
                                                                    ============         ============

Net income (loss) per share applicable to common shares:
       Basic net income (loss) per share..........................  $       0.10         $      (0.10)
                                                                    ============         ============
       Diluted net income (loss) per share........................  $       0.10         $      (0.10)
                                                                    ============         ============
Weighted average shares and share equivalents outstanding.........    10,507,957           10,278,245
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

                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)

                                                                          Twenty-Six Weeks Ended
                                                                    ---------------------------------
                                                                       July 29,            August 4,
                                                                         2000                 2001
                                                                    ------------         ------------
Sales............................................................   $    389,843         $    389,416
Cost of sales....................................................        192,386              193,361
                                                                    ------------         ------------
    Gross margin.................................................        197,457              196,055
Selling, general and administrative expenses.....................        174,495              176,522
Depreciation and amortization....................................          8,582                9,883
                                                                    ------------         ------------
    Income (loss) from operations................................         14,380                9,650
Interest expense, net............................................         14,722               13,769
                                                                    ------------         ------------
    Income (loss) before income taxes ...........................           (342)              (4,119)
Provision (benefit) for income taxes.............................            358               (1,339)
                                                                    ------------         ------------
    Net income (loss)............................................   $       (700)        $     (2,780)
                                                                    ============         ============

Net income (loss) per share applicable to common shares:
       Basic net income (loss) per share.........................   $      (0.07)        $      (0.27)
                                                                    ============         ============
       Diluted net income (loss) per share.......................   $      (0.07)        $      (0.27)
                                                                    ============         ============
Weighted average shares and share equivalents outstanding........     10,421,638           10,284,316
                                                                    ============         ============






       The accompanying notes are an integral part of these consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                                  (unaudited)
                                                                               February 3,         August 4,
                                                                                   2001              2001
                                                                               -----------       -----------
                                      ASSETS
Current assets
  Cash and cash equivalents..................................................  $    31,662       $     2,621
  Accounts receivable - department stores....................................       23,677            33,881
  Other receivables..........................................................       30,856            31,879
  Merchandise inventories....................................................      326,511           317,108
  Prepaid expenses and other.................................................        2,880             4,108
                                                                               -----------       -----------
     Total current assets....................................................      415,586           389,597
                                                                               -----------       -----------
Fixed assets
  Equipment, fixtures and leasehold improvements.............................      117,871           121,253
  Less - accumulated depreciation and amortization...........................       44,028            49,236
                                                                               -----------       -----------
     Fixed assets, net.......................................................       73,843            72,017
                                                                               -----------       -----------
Deferred charges and other assets............................................       22,161            23,196
Goodwill.....................................................................       94,799            92,922
                                                                               -----------       -----------
     Total assets............................................................  $   606,389       $   577,732
                                                                               ===========       ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Notes payable..............................................................  $      --         $    76,567
  Accounts payable - trade...................................................      162,242            72,198
  Accrued liabilities:
     Accrued salaries and benefits...........................................       20,806            18,098
     Accrued miscellaneous taxes.............................................        4,118             6,270
     Accrued interest........................................................        5,270             5,417
     Other...................................................................       18,203            19,704
  Income taxes payable.......................................................       21,576             7,612
  Deferred income taxes......................................................        3,097             3,230
                                                                               -----------       -----------
     Total current liabilities...............................................      235,312           209,096
Long-term debt...............................................................      225,000           225,000
Other non-current liabilities................................................       11,737            12,482
                                                                               -----------       -----------
     Total liabilities.......................................................      472,049           446,578
                                                                               -----------       -----------
Stockholders' equity
  Common Stock, par value $.01 per share; authorized 25,000,000 shares;
     issued and outstanding 10,336,986 and 10,387,373 shares, respectively...          104               105
  Additional paid-in capital ................................................       77,332            78,728
  Retained earnings..........................................................       58,023            55,243
  Unamortized restricted stock compensation..................................         --              (1,066)
  Accumulated other comprehensive income.....................................         --                 128
  Less treasury stock, at cost...............................................       (1,119)           (1,984)
                                                                               -----------       -----------
     Total stockholders' equity..............................................      134,340           131,154
                                                                               -----------       -----------
     Total liabilities and stockholders' equity..............................  $   606,389       $   577,732
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

                            FINLAY ENTERPRISES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (in thousands, except share data)

                                           Common Stock                                Unamortized     Accumulated
                                        -------------------   Additional   Retained     Restricted        Other
                                         Number                 Paid-in    Earnings       Stock       Comprehensive
                                        of shares    Amount     Capital    (Deficit)   Compensation      Income
                                        ----------   ------   ---------    --------    ------------   -------------
Balance, January 29, 2000..........     10,416,353   $ 104    $ 77,194     $ 31,502     $   --             $ --
  Net income (loss)................          --        --         --         26,521         --               --
  Exercise of stock options........         12,633     --          138         --           --               --
  Purchase of treasury stock.......        (92,000)    --         --           --           --               --
                                        ----------   -----    --------     --------     --------           -----
Balance, February 3, 2001..........     10,336,986     104      77,332       58,023         --               --
  Net income (loss)................          --        --         --         (2,780)        --               --
  Fair value of gold forward
     contracts at February 4, 2001.          --        --         --           --           --                24
  Change in fair value of gold
     forward contracts.............          --        --         --           --           --               104
  Exercise of stock options........         16,967     --          178         --           --               --
  Issuance of restricted stock.....        100,000       1       1,218         --         (1,066)            --
  Purchase of treasury stock.......        (66,580)    --         --           --           --               --
                                        ----------   -----    --------     --------     --------           -----
Balance, August 4, 2001
       (unaudited).................     10,387,373   $ 105    $ 78,728     $ 55,243     $ (1,066)          $ 128
                                        ==========   =====    ========     ========     ========           =====


                                                       Total
                                        Treasury    Stockholders'
                                          Stock       Equity
                                       ---------    ------------
Balance, January 29, 2000..........    $    --      $ 108,800
  Net income (loss)................         --         26,521
  Exercise of stock options........         --            138
  Purchase of treasury stock.......       (1,119)      (1,119)
                                       ---------    ---------
Balance, February 3, 2001..........       (1,119)     134,340
  Net income (loss)................         --         (2,780)
  Fair value of gold forward
     contracts at February 4, 2001.         --             24
  Change in fair value of gold
     forward contracts.............         --            104
  Exercise of stock options........         --            178
  Issuance of restricted stock.....         --            153
  Purchase of treasury stock.......         (865)        (865)
                                       ---------    ---------
Balance, August 4, 2001
       (unaudited).................    $  (1,984)   $ 131,154
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

                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                Thirteen Weeks Ended
                                                                            ----------------------------
                                                                             July 29,         August 4,
                                                                               2000              2001
                                                                            ----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss).......................................................  $    1,072       $    (1,061)
  Adjustments to reconcile net income (loss) to net cash provided from (used in) operating activities:
  Depreciation and amortization...........................................       4,378             5,055
  Amortization of deferred financing costs................................         304               309
  Amortization of restricted stock compensation...........................        --                  76
  Other, net..............................................................         229               821
  Changes in operating assets and liabilities:
     Decrease in accounts and other receivables...........................       1,563             3,221
     Decrease in merchandise inventories..................................      10,519            11,747
     Increase in prepaid expenses and other...............................         (36)             (465)
     Decrease in accounts payable and accrued liabilities.................     (18,619)           (3,435)
                                                                            ----------       -----------
        NET CASH PROVIDED FROM (USED IN) OPERATING ACTIVITIES.............        (590)           16,268
                                                                            ----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and leasehold improvements.............      (3,908)           (2,366)
  Deferred charges and other, net.........................................        (521)             (933)
  Proceeds from sale of outlet assets.....................................         752               --
                                                                            ----------       -----------
        NET CASH USED IN INVESTING ACTIVITIES.............................      (3,677)           (3,299)
                                                                            ----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility.................................     159,813           141,151
  Principal payments on revolving credit facility.........................    (158,864)         (154,749)
  Stock options exercised.................................................          77               155
                                                                            ----------       -----------
        NET CASH PROVIDED FROM (USED IN) FINANCING ACTIVITIES.............       1,026           (13,443)
                                                                            ----------       -----------
        EFFECT OF EXCHANGE RATE CHANGES ON CASH...........................         133               --
                                                                            ----------       -----------
        DECREASE IN CASH AND CASH EQUIVALENTS.............................      (3,108)             (474)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD............................       7,961             3,095
                                                                            ----------       -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD..................................  $    4,853       $     2,621
                                                                            ==========       ===========

Supplemental disclosure of cash flow information:
  Interest paid...........................................................  $   12,380       $     1,986
  Income taxes paid.......................................................          83             3,031



       The accompanying notes are an integral part of these consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                            Twenty-Six Weeks Ended
                                                                         ----------------------------
                                                                          July 29,         August 4,
                                                                            2000              2001
                                                                         ----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)....................................................  $     (700)      $    (2,780)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization........................................       8,582             9,883
  Amortization of deferred financing costs.............................         610               618
  Amortization of restricted stock compensation........................         --                153
  Other, net...........................................................       1,056             1,404
  Changes in operating assets and liabilities, net of effect from purchase of J.B. Rudolph assets (Note 6):
     Increase in accounts and other receivables........................     (25,287)          (10,448)
     (Increase) decrease in merchandise inventories....................     (14,060)            9,403
     Increase in prepaid expenses and other............................      (2,190)           (1,236)
     Decrease in accounts payable and accrued liabilities..............     (63,626)         (102,594)
                                                                         ----------       -----------
        NET CASH USED IN OPERATING ACTIVITIES..........................     (95,615)          (95,597)
                                                                         ----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and leasehold improvements..........      (7,741)           (6,223)
  Deferred charges and other...........................................      (1,075)           (3,101)
  Proceeds from sale of Sonab assets...................................       6,792               --
  Proceeds from sale of outlet assets..................................         752               --
  Payment for purchase of J.B. Rudolph assets..........................     (20,605)              --
                                                                         ----------       -----------
        NET CASH USED IN INVESTING ACTIVITIES..........................     (21,877)           (9,324)
                                                                         ----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility..............................     362,732           370,769
  Principal payments on revolving credit facility......................    (275,174)         (294,202)
  Purchase of treasury stock...........................................         --               (865)
  Stock options exercised..............................................         122               178
                                                                         ----------       -----------
        NET CASH PROVIDED FROM FINANCING ACTIVITIES....................      87,680            75,880
                                                                         ----------       -----------
        EFFECT OF EXCHANGE RATE CHANGES ON CASH........................        (442)              --
                                                                         ----------       -----------
        DECREASE IN CASH AND CASH EQUIVALENTS..........................     (30,254)          (29,041)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.........................      35,107            31,662
                                                                         ----------       -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD...............................  $    4,853       $     2,621
                                                                         ==========       ===========

Supplemental disclosure of cash flow information:
  Interest paid........................................................  $   13,607       $    13,004
  Income taxes paid....................................................       2,746            11,895



       The accompanying notes are an integral part of these consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Finlay Enterprises, Inc. (the "Company" or the "Registrant"), and its wholly owned subsidiary, Finlay Fine Jewelry Corporation and its wholly owned subsidiaries ("Finlay Jewelry"), have been prepared in accordance with generally accepted accounting principles for interim financial information. References to "Finlay" mean collectively, the Company and Finlay Jewelry. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of August 4, 2001, and the results of operations and cash flows for the thirteen weeks and twenty-six weeks ended July 29, 2000 and August 4, 2001. Due to the seasonal nature of the business, results for interim periods are not indicative of annual results. The unaudited consolidated financial statements have been prepared on a basis consistent with that of the audited consolidated financial statements as of February 3, 2001 referred to below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission").

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

     Net income (loss) per share has been computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". Basic and diluted net income (loss) per share were calculated using the weighted average number of shares outstanding during each period, with options to purchase Common Stock included in diluted net income (loss) per share, using the treasury stock method, to the extent that such options were dilutive. As the Company had a net loss for the thirteen weeks and twenty-six weeks ended August 4, 2001, the dilutive stock options outstanding are not considered in the calculation of dilutive net income (loss) per share due to their anti-dilutive effect. As a result, the weighted average number of shares outstanding used for both the basic and dilutive net income (loss) per share calculations was the same. The following is an analysis of the differences between basic and diluted net income (loss) per share:

                                         Thirteen Weeks Ended                            Twenty-Six Weeks Ended
                             ------------------------------------------     --------------------------------------------
                                 July 29, 2000         August 4, 2001            July 29, 2000         August 4, 2001
                             -------------------   --------------------     --------------------    --------------------
Weighted average shares
  outstanding...........     10,423,571   $ 0.10   10,278,245   $ (0.10)    10,421,638   $ (0.07)   10,284,316   $ (0.27)
Dilutive stock options..         84,386     --          --         --            --         --           --          --
                             ----------   ------   ----------   -------     ----------   -------    ----------   -------
Weighted average shares
  and share equivalents.     10,507,957   $ 0.10   10,278,245   $ (0.10)    10,421,638   $ (0.07)   10,284,316   $ (0.27)
                             ==========   ======   ==========   =======     ==========   =======    ==========   =======

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION (continued)

     In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This Statement requires disclosure of comprehensive income, defined as the total of net income and all other nonowner changes in equity, which under generally accepted accounting principles, are recorded directly to the stockholders' equity section of the consolidated balance sheet and, therefore, bypass net income. In 2000, there were no such adjustments and, therefore, comprehensive income (loss) was the same as the Company's net income (loss). In 2001, the only non-owner change in equity related to the change in fair value of the Company's outstanding gold forward contracts (Refer to Note 3). For the thirteen weeks and twenty-six weeks ended August 4, 2001, the comprehensive loss was $1.2 million and $2.9 million, respectively.

     The Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets" in July 2001, which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill no longer be amortized over its estimated useful life but tested for impairment on an annual basis. The completion of a transitional impairment test is required within six months of adoption. Upon adoption of this statement, the impairment, if any, is treated as a cumulative effect of a change in accounting principle. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of adopting SFAS No. 142.

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

NOTE 3 - MERCHANDISE INVENTORIES

     Merchandise inventories consisted of the following:

                                                                                          (unaudited)
                                                                       February 3,          August 4,
                                                                          2001                2001
                                                                      ------------        ------------
                                                                                 (in thousands)
   Jewelry goods - rings, watches and other fine jewelry
       (specific identification basis).............................   $    332,693        $    324,283
   Less:  Excess of specific identification cost over LIFO
       inventory value.............................................          6,182               7,175
                                                                      ------------        ------------
                                                                      $    326,511        $    317,108
                                                                      ============        ============

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - MERCHANDISE INVENTORIES (continued)

     The LIFO method had the effect of increasing the loss before income taxes for the thirteen weeks ended July 29, 2000 and August 4, 2001 by $599,000 and $803,000, respectively. The effect of applying the LIFO method for the twenty-six weeks ended July 29, 2000 and August 4, 2001 was to increase the loss before income taxes by $687,000 and $994,000, respectively. Finlay determines its LIFO inventory value by utilizing selected producer price indices published for jewelry and watches by the Bureau of Labor Statistics.

     Approximately $381,724,000 and $370,056,000 at February 3, 2001 and August 4, 2001, respectively, of merchandise received on consignment has been excluded from Merchandise inventories and Accounts payable-trade in the accompanying Consolidated Balance Sheets.

     Finlay Jewelry is party to an amended and restated gold consignment agreement (the "Gold Consignment Agreement"), which expires on December 31, 2001. The Gold Consignment Agreement enables Finlay Jewelry to receive merchandise by providing gold, or otherwise making payment, to certain vendors who supply Finlay Jewelry with merchandise on consignment. While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to the gold consignor. Finlay Jewelry can obtain, pursuant to the Gold Consignment Agreement, up to the lesser of (i) 130,000 fine troy ounces or (ii) $37.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At August 4, 2001, amounts outstanding under the Gold Consignment Agreement totaled 115,726 fine troy ounces, valued at approximately $30.8 million. For financial statement purposes, the consigned gold is not included in Merchandise inventories on the Company's Consolidated Balance Sheets and, therefore, no related liability has been recorded.

     The cost to Finlay of gold merchandise sold on consignment in some cases is not fixed until the sale is reported to the vendor or to the gold consignor in the case of merchandise sold pursuant to the Gold Consignment Agreement. Finlay at times enters into futures contracts, such as options or forwards, based upon the anticipated sales of gold product, to hedge against the risk arising from those payment arrangements. At February 3, 2001 and August 4, 2001, the Company had several open positions in futures contracts for gold totaling 46,300 and 44,500 fine troy ounces, valued at $12.6 million and $11.8 million, respectively, which expire during 2001.

     On February 4, 2001, the Company adopted SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires that all derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company has designated the existing derivative instruments, consisting of gold forward contracts, as cash flow hedges. For derivative instruments designated as cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in other comprehensive income, a separate component of stockholders' equity, and is reclassified into earnings when the offsetting effects of the hedged transaction affects earnings. Upon adoption, the fair value of the gold forward contracts resulted in the recognition of an asset of $40,800. At August 4, 2001, the fair value of the gold forward contracts resulted in the recognition of an asset of $215,300. The amount recorded in other comprehensive income of $128,000, net of tax, is expected to be reclassified into earnings during 2001.

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

     The store leases provide for the payment of fees based on sales, plus, in some instances, installment payments for fixed assets. Lease expense, included in Selling, general and administrative expenses, is as follows:

                                         Thirteen Weeks Ended                 Twenty-Six Weeks Ended
                                      ---------------------------           ---------------------------
                                      July 29,          August 4,           July 29,         August 4,
                                        2000              2001                2000              2001
                                     ---------          ---------          ---------         ---------
                                                               (in thousands)
     Minimum fees..............      $   3,259          $   2,143          $   6,023         $   4,075
     Contingent fees...........         31,667             30,101             58,130            60,103
                                     ---------          ---------          ---------         ---------
       Total...................      $  34,926          $  32,244          $  64,153         $  64,178
                                     =========          =========          =========         =========

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

NOTE 7 - STOCK REPURCHASE PROGRAM AND RESTRICTED STOCK

     On December 1, 2000, the Company announced that its Board of Directors had approved a stock repurchase program to acquire up to $20 million of outstanding Common Stock. Under the program, the Company, from time to time, at the discretion of management, may purchase its Common Stock on the open market through September 29, 2001. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, availability under Finlay's revolving credit facility and its cash position and requirements going forward. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. In fiscal 2000, the Company repurchased 92,000 shares at a cost of approximately $1,119,000. During the first quarter of fiscal 2001, the Company repurchased an additional 66,580 shares for approximately $865,000. There were no repurchases made during the second quarter of 2001.

     On February 4, 2001, an executive officer of the Company was issued 100,000 shares of Common Stock, subject to restrictions ("Restricted Stock"), pursuant to a restricted stock agreement. The restricted stock becomes fully vested after four years of continuous employment with the Company and is accounted for as a component of stockholders' equity. Compensation expense of approximately $1.2 million is being amortized over four years. Amortization for the thirteen weeks and the twenty-six weeks ended August 4, 2001 totaled $76,000 and $153,000, respectively.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - DEPARTMENT CLOSINGS

     On February 8, 2001, Federated announced its plans to close its Stern's division of which Finlay operated 23 departments. During March 2001, Finlay closed two departments and closed the remaining 21 departments during the second quarter. Finlay recorded a charge of approximately $900,000 for the write-off of fixed assets and employee severance.

     In addition, Federated recently acquired the Liberty House department store chain. Finlay currently operates in all twelve of the Liberty House department stores, representing approximately 1% of Finlay's locations. The Company will operate these departments through mid-November 2001. Finlay intends to record a one time charge of approximately $400,000 related to the write-off of fixed assets and employee severance.

PART I - FINANCIAL INFORMATION
  Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations

Results of Operations

     The following table sets forth operating results as a percentage of sales for the periods indicated:

Statements of Operations Data
(unaudited)

                                                      Thirteen Weeks Ended         Twenty-Six Weeks Ended
                                                     -----------------------       -----------------------
                                                     July 29,      August 4,       July 29,      August 4,
                                                       2000          2001             2000         2001
                                                     -------       --------        -------       --------
Sales............................................     100.0%        100.0%           100.0%       100.0%
Cost of sales....................................      49.7          50.2             49.3         49.7
                                                      -----         -----            -----        -----
    Gross margin.................................      50.3          49.8             50.7         50.3
Selling, general and administrative expenses.....      43.4          44.4             44.8         45.3
Depreciation and amortization....................       2.1           2.6              2.2          2.5
                                                      -----         -----            -----        -----
    Income (loss) from operations................       4.8           2.8              3.7          2.5
Interest expense, net............................       3.7           3.6              3.8          3.5
                                                      -----         -----            -----        -----
    Income (loss) before income taxes............       1.1          (0.8)            (0.1)        (1.0)
Provision (benefit) for income taxes.............       0.6          (0.2)             0.1         (0.3)
                                                      -----         -----            -----        -----
    Net income (loss)............................       0.5%         (0.6)%           (0.2)%       (0.7)%
                                                      =====         =====            =====        =====


Thirteen Weeks Ended August 4, 2001 Compared with Thirteen Weeks Ended July 29, 2000

     Sales. Sales for the thirteen weeks ended August 4, 2001 decreased $15.1 million, or 7.1%, over the comparable period in 2000. Comparable department sales (departments open for the same months during comparable periods) decreased 5.3%. Management attributes this decrease in sales primarily due to a general softening in the retail environment and, to a greater degree, the jewelry sector. A shift in a Mother's Day promotional event to the first quarter of 2001, based on this year's retail calendar, negatively impacted comparable department sales by 2.5%. Comparable department sales were positively impacted by 2.5% as a result of "going-out-of-business" sales at the Stern's store group. Sales decreased by $3.7 million as a result of the timing of new store openings and closings.

     With the continuing weak retail environment, the Company continued to experience soft sales trends in the month of August 2001.

     During  the  thirteen  weeks  ended  August 4,  2001,  Finlay  opened  four departments  and  closed  32  departments.  Included  in the  closings  were  21 departments relating to the closing of Stern's. The remaining openings and closings were all within existing store groups.

     Gross margin. Gross margin for the period decreased by $8.5 million in 2001 compared to 2000 and as a percentage of sales, gross margin decreased by 0.5%, primarily due to (i) management's continued efforts to increase market penetration and market share through its pricing strategy, (ii) the high level of clearance merchandise sold off during the closing of the Stern's departments and (iii) an increase in the LIFO provision of approximately $200,000.

     Selling, general and administrative expenses. Selling, general and administrative expenses ("SG&A") decreased $4.7 million, or 5.1%, due primarily to payroll expense and lease fees associated with the decrease in the Company's sales. As a percentage of sales, SG&A increased 1.0% due to the severance and fixed asset write-off of $900,000 associated with the closing of Stern's and the negative impact of payroll and other expenses as a percentage of sales due to the lower sales volume. These negative variances were offset by lower advertising expenditures as a result of the earlier Mother's Day on this year's retail calendar.

     Depreciation and amortization. Depreciation and amortization increased by $0.7 million, reflecting an increase in capital expenditures and capitalized software costs for the most recent twelve months, offset by the effect of certain assets becoming fully depreciated. The increase in fixed assets was due to the addition of new departments and the renovation of existing departments.

     Interest expense, net. Interest expense decreased by $0.8 million primarily due to a lower weighted average interest rate (7.7% for the 2001 period compared to 8.5% for the comparable period in 2000) and a decrease in average borrowings ($321.2 million for the period in 2001 compared to $336.6 million for the comparable period in 2000).

     Provision (benefit) for income taxes. The income tax provision for the 2001 and 2000 periods reflects an effective tax rate of 40.5%.

     Net income (loss). The net loss of $1.1 million for the 2001 period was $2.1 million lower as compared to the net income in the prior period as a result of the factors discussed above.


Twenty-Six Weeks Ended August 4, 2001 Compared with Twenty-Six Weeks Ended July 29, 2000

     Sales. Sales for the twenty-six weeks ended August 4, 2001 decreased $0.4 million, or 0.1%, over the comparable period in 2000. Comparable department sales decreased 1.8%. Management attributes this decrease in sales primarily due to a general softening in the retail environment and, to a greater degree, the jewelry sector. Sales from the operation of net new departments contributed $6.6 million, relating to the net effect and timing of new store openings and closings.

     During the twenty-six weeks ended August 4, 2001, Finlay opened 12 departments and closed 47 departments. The openings and closings were all within existing store groups. The closings included all 23 Stern's departments.

     Gross margin. Gross margin for the period decreased by $1.4 million, primarily as a result of the sales decrease. As a percentage of sales, gross margin decreased by 0.4% due to management's continued efforts to increase market penetration and market share through its pricing strategy and an increased LIFO provision of approximately $300,000.

     Selling, general and administrative expenses. SG&A increased $2.0 million, or 1.2%. SG&A as a percentage of sales increased by 0.5%. The one time costs associated with the closing of Stern's contributed to a portion of this increase.

     Depreciation and amortization. Depreciation and amortization increased by $1.3 million, reflecting an increase in capital expenditures and capitalized software costs for the most recent twelve months, including fixed assets acquired in connection with the J.B. Rudolph Acquisition in April 2000, offset by the effect of certain assets becoming fully depreciated. The increase in fixed assets was due to the addition of new departments and the renovation of existing departments.

     Interest expense, net. Interest expense decreased by $1.0 million primarily due to a lower weighted average interest rate (8.0% for the 2001 period compared to 8.5% for the comparable period in 2000) and a decrease in average borrowings ($306.0 million for the period in 2001 compared to $312.6 million for the comparable period in 2000).

     Provision (benefit) for income taxes. The income tax provision for the 2001 and 2000 periods reflects an effective tax rate of 40.5%.

     Net income (loss). The net loss of $2.8 million for the 2001 period was $2.1 million higher than the net loss in the prior period as a result of the factors discussed above.


Liquidity and Capital Resources

     Finlay's primary capital requirements are for funding working capital for new departments and for working capital growth of existing departments and, to a lesser extent, capital expenditures for opening new departments, renovating existing departments and information technology investments. For the twenty-six weeks ended July 29, 2000 and August 4, 2001, capital expenditures totaled $7.7 million (exclusive of the fixed assets acquired in the J.B. Rudolph Acquisition, which totaled $4.0 million) and $6.2 million, respectively. For 2000, capital expenditures totaled $14.1 million (exclusive of the fixed assets acquired in the J.B. Rudolph Acquisition) and for 2001 are estimated to be approximately $12.0 to $14.0 million. Although capital expenditures are limited by the terms of the Revolving Credit Agreement, to date this limitation has not precluded the Company from satisfying its capital expenditure requirements.

     Finlay's operations substantially preclude customer receivables and in recent years, on average, approximately 50% of Finlay's merchandise has been carried on consignment. Accordingly, management believes that relatively modest levels of working capital are required in comparison to many other retailers. The Company's working capital balance was $180.5 million at August 4, 2001, an increase of $0.2 million from February 3, 2001. The increase resulted primarily from the impact of the interim net loss, exclusive of depreciation and amortization, capital expenditures and additions to deferred charges. Based on the seasonal nature of Finlay's business, working capital requirements and therefore borrowings under the Revolving Credit Agreement can be expected to increase on an interim basis during the first three quarters of any given fiscal year. See "--Seasonality".

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

     In each year, Finlay is required to reduce the outstanding revolving credit balance and letter of credit balance under the Revolving Credit Agreement to $50.0 million or less and $20.0 million or less, respectively, for a 30 consecutive day period (the "Balance Reduction Requirement"). Borrowings under the Revolving Credit Agreement at August 4, 2001 were $76.6 million, compared to a zero balance at February 3, 2001 and $87.6 million at July 29, 2000. The average amounts outstanding under the Revolving Credit Agreement were $87.6 million and $81.0 million for the twenty-six weeks ended July 29, 2000 and August 4, 2001, respectively. The maximum amount outstanding for the twenty-six weeks ended August 4, 2001 was $113.7 million, at which point the unused excess availability was $107.1 million, excluding the acquisition facility.

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

     Finlay's long-term needs for external financing will depend on its rate of growth, the level of internally generated funds and the ability to continue obtaining substantial amounts of merchandise on advantageous terms, including consignment arrangements with its vendors. For 2000, Finlay had an average balance of consignment merchandise of $372.9 million from approximately 300 vendors as compared to an average balance of $321.7 million in 1999. As of August 4, 2001, $370.1 million of consignment merchandise was on hand as compared to $360.9 million at July 29, 2000.

     A substantial amount of Finlay's operating cash flow has been used or will be required to pay interest, directly or indirectly, with respect to the Company's 9% Senior Debentures due May 1, 2008 (the "Senior Debentures"), Finlay Jewelry's 8 3/8 Senior Notes due May 1, 2008 (the "Senior Notes") and amounts due under the Revolving Credit Agreement, including the payments required pursuant to the Balance Reduction Requirement. As of August 4, 2001, Finlay's outstanding borrowings were $301.6 million, which included a $75.0 million balance under the Senior Debentures, a $150.0 million balance under the Senior Notes and a $76.6 million balance under the Revolving Credit Agreement.

     Finlay Jewelry is party to the Gold Consignment Agreement, which expires on December 31, 2001. The Gold Consignment Agreement enables Finlay Jewelry to receive merchandise by providing gold, or otherwise making payment, to certain vendors. Finlay Jewelry can obtain, pursuant to the Gold Consignment Agreement, up to the lesser of (i) 130,000 fine troy ounces or (ii) $37.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At August 4, 2001, amounts outstanding under the Gold Consignment Agreement totaled 115,726 fine troy ounces, valued at approximately $30.8 million. The average amount outstanding under the Gold Consignment Agreement was $28.0 million in 2000.

     The Company is in the process of implementing several information technology initiatives, including the design and development of a new merchandising system and a point-of-sale system for Finlay's departments. These projects will serve to support future growth of the Company as well as provide improved analysis and reporting capabilities and more timely sales and inventory information to facilitate merchandising solutions. These systems will provide the foundation for future productivity and expense control initiatives. At August 4, 2001, a total of approximately $17.6 million has been expended for software and implementation costs and is included in Deferred charges and other assets. The Company expects these systems to be completed by late 2001 and anticipates it will spend an additional $3.0 to $6.0 million.

     From time to time, Finlay enters into futures contracts, such as options or forwards, based upon the anticipated sales of gold product in order to hedge against the risk arising from its payment arrangements. Changes in the market value of futures contracts are accounted for as an addition to or reduction from the inventory cost. For the year ended February 3, 2001, the gain or loss on open futures contracts was not material. At August 4, 2001, the Company had several open positions in futures contracts for gold totaling 44,500 fine troy ounces, valued at $11.8 million, which expire during 2001. There can be no assurance that these hedging techniques will be successful or that hedging transactions will not adversely affect the Company's results of operations or financial position.

     Finlay believes that, based upon current operations, anticipated growth, and availability under the Revolving Credit Agreement, Finlay Jewelry will, for the foreseeable future, be able to meet its debt service and anticipated working capital obligations, and to make distributions to the Company sufficient to permit the Company to meet its debt service obligations and to pay certain other expenses as they come due. No assurances, however, can be given that Finlay Jewelry's current level of operating results will continue or improve or that Finlay Jewelry's income from operations will continue to be sufficient to permit Finlay Jewelry and the Company to meet their debt service and other obligations. Currently, Finlay Jewelry's principal financing arrangements restrict annual distributions from Finlay Jewelry to the Company to 0.25% of Finlay Jewelry's net sales for the preceding fiscal year and also allow distributions to the Company to enable it to make interest payments on the Senior Debentures. The amounts required to satisfy the aggregate of Finlay Jewelry's interest expense and required amortization payments totaled $10.2 million and $9.6 million for the twenty-six week periods ended July 29, 2000 and August 4, 2001, respectively. As a result of the retail calendar closing date for the first quarter of 2001, the semi-annual interest payments with respect to the Senior Debentures and the Senior Notes was paid in the first quarter of 2001, whereas the second quarter of 2000 included the interest payments.

     On February 8, 2001, Federated announced its plans to close its Stern's division of which Finlay operated 23 departments. During March 2001, Finlay closed two departments and the remaining 21 Stern's departments were closed during the second quarter of 2001. Finlay recorded a charge of approximately $900,000 related to the write-off of fixed assets and employee severance. Finlay expects the closings to reduce sales in 2001 by an estimated $22.0 million.

     In addition, Federated recently acquired the Liberty House department store chain. Finlay currently operates in all twelve of the Liberty House department stores, representing approximately 1% of Finlay's locations. The Company will operate these departments through mid-November 2001 and anticipates that its 2001 fourth quarter sales will be reduced by approximately $6.0 million as a result of these closings. Finlay intends to record a one time charge of approximately $400,000 related to the write-off of fixed assets and employee severance.

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


Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company is exposed to market risk through the interest rate on its borrowings under the Revolving Credit Agreement, which has a variable interest rate. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. In addition, the majority of the Company's borrowings are under fixed rate arrangements. In addition, the Company is exposed to market risk related to changes in the price of gold, and selectively uses forward contracts to manage this risk. The Company enters into forward contracts for the purchase of gold to hedge the risk of gold price fluctuations for future sales of gold consignment merchandise. The Company does not enter into forward contracts or other financial instruments for speculation or trading purposes. The aggregate amount of forward contracts was $11.8 million at August 4, 2001, which expire during 2001.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of the Stockholders of the Company was held on June 21, 2001, pursuant to notice, at which Messrs. Norman S. Matthews and Warren C. Smith, Jr. and Ms. Hanne M. Merriman were re-elected directors of the Company to serve a three-year term in the class of directors whose term expires in 2004. Such members have been elected to serve until the expiration of their respective terms of office and until their successors are duly elected and qualified. At such meeting, votes were cast as follows:

       Name                          Votes For            Votes Withheld
       ----                          ---------            --------------
Norman S. Matthews                   7,944,159                   --
Hanne M. Merriman                    7,943,659                  500
Warren C. Smith, Jr.                 7,944,159                   --

     Messrs. Rohit M. Desai, Michael Goldstein, Thomas H. Lee, David B. Cornstein, James Martin Kaplan, John D. Kerin and Arthur E. Reiner continued to serve as members of the Board of Directors after the meeting.

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




Date: September 14, 2001             FINLAY ENTERPRISES, INC.

                                     By: /s/ Bruce E. Zurlnick
                                         ---------------------------------
                                         Bruce E. Zurlnick
                                         Senior Vice President, Treasurer
                                         and Chief Financial Officer
                                         (As both a duly authorized officer of
                                         Registrant and as principal financial
                                         officer of Registrant)