Form 10-Q
period 2001-11-03
FINLAY ENTERPRISES INC /DE
filed 2001-12-14
CIK 878731

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

     _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended November 3, 2001

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

                              Yes _X_       No ___

As of December 14, 2001, there were 10,097,223 shares of common stock, par value $.01 per share, of the Registrant outstanding.

                            FINLAY ENTERPRISES, INC.

                                    FORM 10-Q

                     QUARTERLY PERIOD ENDED NOVEMBER 3, 2001

                                      INDEX


                                                                                           PAGE(S)
                                                                                           -------

PART I - FINANCIAL INFORMATION

      Item 1.  Consolidated Financial Statements (Unaudited)

               Consolidated Statements of Operations for the thirteen weeks and thirty-nine weeks ended October 28, 2000 and November 3, 2001..................1

               Consolidated Balance Sheets as of February 3, 2001 and
               November 3, 2001...............................................................3

               Consolidated Statements of Changes in Stockholders' Equity for the year ended February 3, 2001 and thirty-nine weeks ended November 3, 2001............4

               Consolidated Statements of Cash Flows for the thirteen weeks and thirty-nine weeks ended October 28, 2000 and November 3, 2001..................5

               Notes to Consolidated Financial Statements.....................................7

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations.................................13

      Item 3.  Quantitative and Qualitative Disclosures about Market Risk....................19


PART II - OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K..............................................20

SIGNATURES...................................................................................21

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements


                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)


                                                                           Thirteen Weeks Ended
                                                                      -----------------------------

                                                                       October 28,      November 3,
                                                                          2000             2001
                                                                      ------------     ------------

Sales .............................................................   $    189,728     $    175,292
Cost of sales .....................................................         93,233           87,680
                                                                      ------------     ------------
    Gross margin ..................................................         96,495           87,612
Selling, general and administrative expenses ......................         86,616           80,918
Depreciation and amortization .....................................          4,448            5,070
                                                                      ------------     ------------
    Income (loss) from operations .................................          5,431            1,624
Interest expense, net .............................................          8,140            6,861
                                                                      ------------     ------------
    Income (loss) before income taxes .............................         (2,709)          (5,237)
Provision (benefit) for income taxes ..............................           (850)          (1,959)
                                                                      ------------     ------------
    Net income (loss) .............................................   $     (1,859)    $     (3,278)
                                                                      ============     ============

Net income (loss) per share applicable to common shares:
       Basic net income (loss) per share ..........................   $      (0.18)    $      (0.32)
                                                                      ============     ============
       Diluted net income (loss) per share ........................   $      (0.18)    $      (0.32)
                                                                      ============     ============
Weighted average shares and share equivalents outstanding .........     10,427,511       10,191,591
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

                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)


                                                                             Thirty-Nine Weeks Ended
                                                                         ------------------------------

                                                                          October 28,       November 3,
                                                                              2000             2001
                                                                         ------------      ------------

Sales .............................................................      $    579,571      $    564,708
Cost of sales .....................................................           285,619           281,041
                                                                         ------------      ------------
    Gross margin ..................................................           293,952           283,667
Selling, general and administrative expenses ......................           261,111           257,440
Depreciation and amortization .....................................            13,030            14,953
                                                                         ------------      ------------
    Income (loss) from operations .................................            19,811            11,274
Interest expense, net .............................................            22,862            20,630
                                                                         ------------      ------------
    Income (loss) before income taxes .............................            (3,051)           (9,356)
Provision (benefit) for income taxes ..............................              (492)           (3,298)
                                                                         ------------      ------------
    Net income (loss) .............................................      $     (2,559)     $     (6,058)
                                                                         ============      ============

Net income (loss) per share applicable to common shares:
       Basic net income (loss) per share ..........................      $      (0.25)     $      (0.59)
                                                                         ============      ============
       Diluted net income (loss) per share ........................      $      (0.25)     $      (0.59)
                                                                         ============      ============
Weighted average shares and share equivalents outstanding .........        10,423,595        10,253,407
                                                                         ============      ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)


                                                                                                  (unaudited)
                                                                                   February 3,    November 3,
                                                                                      2001           2001
                                                                                   -----------    -----------
                                      ASSETS
Current assets
  Cash and cash equivalents ....................................................    $  31,662      $   2,321
  Accounts receivable - department stores ......................................       23,677         36,746
  Other receivables ............................................................       30,856         35,636
  Merchandise inventories ......................................................      326,511        334,355
  Prepaid expenses and other ...................................................        2,880          3,913
                                                                                    ---------      ---------
     Total current assets ......................................................      415,586        412,971
                                                                                    ---------      ---------
Fixed assets
  Equipment, fixtures and leasehold improvements ...............................      117,871        124,622
  Less - accumulated depreciation and amortization .............................       44,028         52,466
                                                                                    ---------      ---------
     Fixed assets, net .........................................................       73,843         72,156
                                                                                    ---------      ---------
Deferred charges and other assets ..............................................       22,161         22,551
Goodwill .......................................................................       94,799         91,984
                                                                                    ---------      ---------
     Total assets ..............................................................    $ 606,389      $ 599,662
                                                                                    =========      =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Notes payable ................................................................    $    --        $ 101,803
  Accounts payable - trade .....................................................      162,242         78,625
  Accrued liabilities:
     Accrued salaries and benefits .............................................       20,806         20,384
     Accrued miscellaneous taxes ...............................................        4,118          5,246
     Accrued interest ..........................................................        5,270            690
     Other .....................................................................       18,203         18,237
  Income taxes payable .........................................................       21,576          7,284
  Deferred income taxes ........................................................        3,097          3,343
                                                                                    ---------      ---------
     Total current liabilities .................................................      235,312        235,612
Long-term debt .................................................................      225,000        225,000
Other non-current liabilities ..................................................       11,737         12,855
                                                                                    ---------      ---------
     Total liabilities .........................................................      472,049        473,467
                                                                                    ---------      ---------
Stockholders' equity
  Common Stock, par value $.01 per share; authorized 25,000,000 shares;
     issued and outstanding 10,336,986 and 10,097,223 shares, respectively .....          104            105
  Additional paid-in capital ...................................................       77,332         78,728
  Retained earnings ............................................................       58,023         51,965
  Unamortized restricted stock compensation ....................................         --             (990)
  Accumulated other comprehensive income .......................................         --              380
  Less treasury stock, at cost .................................................       (1,119)        (3,993)
                                                                                    ---------      ---------
     Total stockholders' equity ................................................      134,340        126,195
                                                                                    ---------      ---------
     Total liabilities and stockholders' equity ................................    $ 606,389      $ 599,662
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

                            FINLAY ENTERPRISES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (in thousands, except share data)


                                         Common Stock                            Unamortized    Accumulated
                                      ------------------  Additional  Retained    Restricted       Other                  Total
                                        Number             Paid-in    Earnings      Stock      Comprehensive Treasury  Stockholders'
                                      of shares   Amount   Capital    (Deficit)  Compensation     Income       Stock      Equity
                                      ---------   ------  ----------  ---------  ------------  ------------- --------  -------------
Balance, January 29, 2000 .......... 10,416,353    $104    $77,194    $ 31,502        $--          $--        $  --      $ 108,800
  Net income (loss) ................       --       --        --        26,521         --           --           --         26,521
  Exercise of stock options ........     12,633     --         138        --           --           --           --            138
  Purchase of treasury stock .......    (92,000)    --        --          --           --           --         (1,119)      (1,119)
                                     ----------    ----    -------     -------        -----        ----       -------    ---------
Balance, February 3, 2001 .......... 10,336,986     104     77,332      58,023         --           --         (1,119)     134,340
  Net income (loss) ................       --       --        --        (6,058)        --           --           --         (6,058)
  Fair value of gold forward
     contracts at February 4, 2001..       --       --        --          --           --            24          --             24
  Change in fair value of gold
     forward contracts .............       --       --        --          --           --           356          --            356
  Exercise of stock options ........     16,967     --         178        --           --           --           --            178
  Issuance of restricted stock .....    100,000       1      1,218        --           (990)        --           --            229
  Purchase of treasury stock .......   (356,730)    --        --          --           --           --         (2,874)      (2,874)
                                      ---------    ----    -------    --------        -----        ----       -------    ---------
Balance, November 3, 2001
       (unaudited) ................. 10,097,223    $105    $78,728    $ 51,965        $(990)       $380       $(3,993)   $ 126,195
                                     ==========    ====    =======    ========        =====        ====       =======    =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                             Thirteen Weeks Ended
                                                                          -------------------------
                                                                          October 28,   November 3,
                                                                             2000          2001
                                                                          -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) .....................................................  $  (1,859)    $  (3,278)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization .........................................      4,448         5,070
  Amortization of deferred financing costs ..............................        306           309
  Amortization of restricted stock compensation .........................       --              76
  Other, net ............................................................        298           808
  Changes in operating assets and liabilities:
     Increase in accounts and other receivables .........................    (19,656)       (6,676)
     Increase in merchandise inventories ................................    (40,736)      (17,247)
     Decrease in prepaid expenses and other .............................        949           195
     Increase in accounts payable and accrued liabilities ...............     23,420         1,212
                                                                           ---------     ---------
        NET CASH USED IN OPERATING ACTIVITIES ...........................    (32,830)      (19,531)
                                                                           ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and leasehold improvements ...........     (3,955)       (3,471)
  Deferred charges and other, net .......................................       (655)         (525)
                                                                           ---------     ---------
        NET CASH USED IN INVESTING ACTIVITIES ...........................     (4,610)       (3,996)
                                                                           ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility ...............................    173,520       155,073
  Principal payments on revolving credit facility .......................   (136,602)     (129,837)
  Purchase of treasury stock ............................................       --          (2,009)
  Stock options exercised ...............................................         23          --
                                                                           ---------     ---------
        NET CASH PROVIDED FROM FINANCING ACTIVITIES .....................     36,941        23,227
                                                                           ---------     ---------
        EFFECT OF EXCHANGE RATE CHANGES ON CASH .........................       (278)         --
                                                                           ---------     ---------
        DECREASE IN CASH AND CASH EQUIVALENTS ...........................       (777)         (300)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..........................      4,853         2,621
                                                                           ---------     ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ................................  $   4,076     $   2,321
                                                                           =========     =========

Supplemental disclosure of cash flow information:
  Interest paid .........................................................  $   2,708     $  11,279
  Income taxes paid .....................................................      1,725           251



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                      Thirty-Nine Weeks Ended
                                                                                    ----------------------------
                                                                                    October 28,     November 3,
                                                                                       2000            2001
                                                                                    -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) ..............................................................   $  (2,559)     $  (6,058)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization ..................................................      13,030         14,953
  Amortization of deferred financing costs .......................................         916            927
  Amortization of restricted stock compensation ..................................        --              229
  Other, net .....................................................................       1,354          2,212
  Changes in operating assets and liabilities, net of effect from purchase of
     J.B. Rudolph assets (Note 6):
     Increase in accounts and other receivables ..................................     (44,943)       (17,124)
     Increase in merchandise inventories .........................................     (54,796)        (7,844)
     Increase in prepaid expenses and other ......................................      (1,241)        (1,041)
     Decrease in accounts payable and accrued liabilities ........................     (40,206)      (101,382)
                                                                                     ---------      ---------
        NET CASH USED IN OPERATING ACTIVITIES ....................................    (128,445)      (115,128)
                                                                                     ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and leasehold improvements ....................     (11,696)        (9,694)
  Deferred charges and other .....................................................      (1,730)        (3,626)
  Proceeds from sale of Sonab assets .............................................       6,792           --
  Proceeds from sale of outlet assets ............................................         752           --
  Payment for purchase of J.B. Rudolph assets ....................................     (20,605)          --
                                                                                     ---------      ---------
        NET CASH USED IN INVESTING ACTIVITIES ....................................     (26,487)       (13,320)
                                                                                     ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility ........................................     536,252        525,842
  Principal payments on revolving credit facility ................................    (411,776)      (424,039)
  Purchase of treasury stock .....................................................        --           (2,874)
  Stock options exercised ........................................................         145            178
                                                                                     ---------      ---------
        NET CASH PROVIDED FROM FINANCING ACTIVITIES ..............................     124,621         99,107
                                                                                     ---------      ---------
        EFFECT OF EXCHANGE RATE CHANGES ON CASH ..................................        (720)          --
                                                                                     ---------      ---------
        DECREASE IN CASH AND CASH EQUIVALENTS ....................................     (31,031)       (29,341)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...................................      35,107         31,662
                                                                                     ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD .........................................   $   4,076      $   2,321
                                                                                     =========      =========

Supplemental disclosure of cash flow information:
  Interest paid ..................................................................   $  16,315      $  24,283
  Income taxes paid ..............................................................       4,471         12,146


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Finlay Enterprises, Inc. (the "Company" or the "Registrant"), and its wholly owned subsidiary, Finlay Fine Jewelry Corporation and its wholly owned subsidiaries ("Finlay Jewelry"), have been prepared in accordance with generally accepted accounting principles for interim financial information. References to "Finlay" mean collectively, the Company and Finlay Jewelry. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of November 3, 2001, and the results of operations and cash flows for the thirteen weeks and thirty-nine weeks ended October 28, 2000 and November 3, 2001. Due to the seasonal nature of the business, results for interim periods are not indicative of annual results. The unaudited consolidated financial statements have been prepared on a basis consistent with that of the audited consolidated financial statements as of February 3, 2001 referred to below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission").

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

     Net income (loss) per share has been computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". Basic and diluted net income (loss) per share were calculated using the weighted average number of shares outstanding during each period, with options to purchase Common Stock included in diluted net income (loss) per share, using the treasury stock method, to the extent that such options were dilutive. As the Company had a net loss for the thirteen weeks and thirty-nine weeks ended October 28, 2000 and November 3, 2001, the dilutive stock options outstanding are not considered in the calculation of dilutive net income (loss) per share due to their anti-dilutive effect. As a result, the weighted average number of shares outstanding used for both the basic and dilutive net income (loss) per share calculations was the same.

     In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This Statement requires disclosure of comprehensive income, defined as the total of net income and all other nonowner changes in equity, which under generally accepted accounting principles, are recorded directly to the stockholders' equity section of the consolidated balance sheet and, therefore, bypass net income. In 2000, there were no such adjustments and, therefore, comprehensive income (loss) was the same as the Company's net income (loss). In 2001, the only non-owner change in equity related to the change in fair value of the Company's outstanding gold forward contracts (Refer to Note 3). For the thirteen weeks and

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION (continued)

thirty-nine weeks ended November 3, 2001, the comprehensive loss was $3.0 million and $5.7 million, respectively.

     The Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets" in July 2001, which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill no longer be amortized over its estimated useful life but tested for impairment on an annual basis. The completion of a transitional impairment test is required within six months of adoption. Upon adoption of this statement, the impairment, if any, is treated as a cumulative effect of a change in accounting principle. SFAS No.142 is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of adopting SFAS No. 142.

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

NOTE 3 - MERCHANDISE INVENTORIES

     Merchandise inventories consisted of the following:

                                                                                        (unaudited)
                                                                        February 3,     November 3,
                                                                           2001            2001
                                                                        -----------     -----------
                                                                              (in thousands)
     Jewelry goods - rings, watches and other fine jewelry
         (specific identification basis) ...........................      $332,693        $342,520
     Less:  Excess of specific identification cost over LIFO
         inventory value ...........................................         6,182           8,165
                                                                          --------        --------
                                                                          $326,511        $334,355
                                                                          ========        ========

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - MERCHANDISE INVENTORIES (continued)

     The LIFO method had the effect of increasing the loss before income taxes for the thirteen weeks ended October 28, 2000 and November 3, 2001 by $405,000 and $989,000, respectively. The effect of applying the LIFO method for the thirty-nine weeks ended October 28, 2000 and November 3, 2001 was to increase the loss before income taxes by $1,092,000 and $1,983,000, respectively. Finlay determines its LIFO inventory value by utilizing selected producer price indices published for jewelry and watches by the Bureau of Labor Statistics.

     Approximately  $381,724,000  and  $394,101,000  at  February  3,  2001  and
November 3, 2001, respectively, of merchandise received on consignment has been excluded from Merchandise inventories and Accounts payable-trade in the accompanying Consolidated Balance Sheets.

     Finlay Jewelry is party to an amended and restated gold consignment agreement (the "Gold Consignment Agreement"), which expires on December 31, 2001. Finlay Jewelry is currently in the process of amending and extending the Gold Consignment Agreement. The Gold Consignment Agreement enables Finlay Jewelry to receive merchandise by providing gold, or otherwise making payment, to certain vendors who supply Finlay Jewelry with merchandise on consignment. While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to the gold consignor. Finlay Jewelry can obtain, pursuant to the Gold Consignment Agreement, up to the lesser of (i) 130,000 fine troy ounces or (ii) $37.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At November 3, 2001, amounts outstanding under the Gold Consignment Agreement totaled 129,497 fine troy ounces, valued at approximately $36.1 million. For financial statement purposes, the consigned gold is not included in Merchandise inventories on the Company's Consolidated Balance Sheets and, therefore, no related liability has been recorded.

     The cost to Finlay of gold merchandise sold on consignment in some cases is not fixed until the sale is reported to the vendor or to the gold consignor in the case of merchandise sold pursuant to the Gold Consignment Agreement. Finlay at times enters into futures contracts, such as options or forwards, based upon the anticipated sales of gold product, to hedge against the risk arising from those payment arrangements. At February 3, 2001 and November 3, 2001, the Company had several open positions in futures contracts for gold totaling 46,300 and 40,000 fine troy ounces, valued at $12.6 million and $10.6 million, respectively, which expire during 2001.

     On February 4, 2001, the Company adopted SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires that all derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company has designated the existing derivative instruments, consisting of gold forward contracts, as cash flow hedges. For derivative instruments designated as cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in other comprehensive income, a separate component of stockholders' equity, and is reclassified into earnings when the offsetting effects of the hedged transaction affects earnings. Upon adoption, the fair value of the gold forward contracts resulted in the recognition of an asset of $40,800. At November 3, 2001, the fair value of the gold forward contracts resulted in the recognition of an asset of $638,300. The amount recorded in other comprehensive income of $380,000, net of tax, is expected to be

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - MERCHANDISE INVENTORIES (continued)

reclassified into earnings during 2001.

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

     In several cases, Finlay is subject to limitations under its lease agreements with host department stores, which prohibit Finlay from operating departments for other store groups within a certain geographical radius of the host store.

     The store leases provide for the payment of fees based on sales, plus, in some instances, installment payments for fixed assets. Lease expense, included in Selling, general and administrative expenses, is as follows:

                                      Thirteen Weeks Ended        Thirty-Nine Weeks Ended
                                   --------------------------    --------------------------
                                   October 28,    November 3,    October 28,    November 3,
                                      2000           2001           2000           2001
                                   -----------    -----------    -----------    -----------
                                                        (in thousands)
     Minimum fees ..............     $ 2,985       $ 1,885         $ 9,008         $ 5,960
     Contingent fees ...........      28,412        26,879          86,542          86,982
                                     -------       -------         -------         -------
       Total ...................     $31,397       $28,764         $95,550         $92,942
                                     =======       =======         =======         =======

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - SALE AND CLOSURE OF SONAB

     On January 3, 2000, Societe Nouvelle d'Achat de Bijouterie - S.O.N.A.B. ("Sonab"), the Company's former European leased jewelry department subsidiary, sold the majority of its assets for approximately $9.9 million. To date, Sonab has received $8.8 million and the balance remains subject to certain escrow arrangements among the parties. After the sale, the buyer operated more than 80 locations previously included in Sonab's 130-location base in France. The remaining departments were closed.

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

NOTE 7 - STOCK REPURCHASE PROGRAM AND RESTRICTED STOCK

     On December 1, 2000, the Company announced that its Board of Directors had approved a stock repurchase program to acquire up to $20 million of outstanding Common Stock. The Company may, at the discretion of management, purchase its Common Stock, from time to time, through September 30, 2002 under the stock repurchase program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, availability under Finlay's revolving credit facility and its cash position and requirements going forward. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. During fiscal 2000, the Company repurchased 92,000 shares at a cost of approximately $1,119,000. During fiscal 2001, the Company repurchased an additional 356,730 shares for approximately $2,874,000.

     On February 4, 2001, an executive officer of the Company was issued 100,000 shares of Common Stock, subject to restrictions ("Restricted Stock"), pursuant to a restricted stock agreement. The restricted stock becomes fully vested after four years of continuous employment with the Company and is accounted for as a component of stockholders' equity. Compensation expense of approximately $1.2 million is being amortized over four years. Amortization for the thirteen weeks and the thirty-nine weeks ended November 3, 2001 totaled $76,000 and $229,000, respectively.

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

     During 2001, Federated acquired the Liberty House department store chain. Finlay operated in all twelve of the Liberty House department stores through mid-November 2001. The Liberty House store group represented approximately 1% of Finlay's locations. Finlay intends to record a charge, during the fourth quarter of 2001, of approximately $150,000 for the write-off of fixed assets and employee severance.

PART I - FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

Results of Operations

     The following table sets forth operating results as a percentage of sales for the periods indicated:

Statements of Operations Data
(unaudited)

                                                   Thirteen Weeks Ended       Thirty-Nine Weeks Ended
                                                --------------------------   -------------------------
                                                October 28,    November 3,   October 28,   November 3,
                                                   2000           2001          2000          2001
                                                -----------    -----------   -----------   -----------
Sales .......................................      100.0%        100.0%        100.0%        100.0%
Cost of sales ...............................       49.1          50.0          49.3          49.8
                                                   -----         -----         -----         -----
    Gross margin ............................       50.9          50.0          50.7          50.2
Selling, general and administrative
     expenses ...............................       45.5          46.2          45.1          45.6
Depreciation and amortization ...............        2.3           2.9           2.2           2.6
                                                   -----         -----         -----         -----
    Income (loss) from operations ...........        2.9           0.9           3.4           2.0
Interest expense, net .......................        4.3           3.9           3.9           3.7
                                                   -----         -----         -----         -----
    Income (loss) before income taxes .......       (1.4)         (3.0)         (0.5)         (1.7)
Provision (benefit) for income taxes ........       (0.4)         (1.1)         (0.1)         (0.6)
                                                   -----         -----         -----         -----
    Net income (loss) .......................       (1.0)%        (1.9)%        (0.4)%        (1.1)%
                                                   =====         =====         =====         =====


Thirteen  Weeks  Ended   November 3, 2001  Compared  with Thirteen  Weeks  Ended
     October 28, 2000

     Sales. Sales for the thirteen weeks ended November 3, 2001 decreased $14.4 million, or 7.6%, over the comparable period in 2000. Comparable department sales (departments open for the same months during comparable periods) decreased 5.5%. Management attributes this decrease in sales primarily due to the closed Stern's stores which contributed approximately $5.0 million in the comparable period in 2000, a general softening in the retail environment and the extraordinary events of September 11, 2001. Sales decreased by $4.0 million as a result of the net effect of new store openings and closings.

     With the continuing weak retail environment, the Company continued to experience soft sales trends in the month of November 2001.

     During the thirteen weeks ended November 3, 2001, Finlay opened 18 departments and closed five departments. The openings and closings were all within existing store groups.

     Gross margin. Gross margin for the period decreased by $8.9 million in 2001 compared to 2000 and as a percentage of sales, gross margin decreased by 0.9%, primarily due to (i) management's continued efforts to increase market penetration and market share through its pricing strategy, (ii) the high level of clearance merchandise sold off during the closing of the Liberty House departments and (iii) an increase in the LIFO provision of approximately $600,000.

     Selling, general and administrative expenses. Selling, general and administrative expenses ("SG&A") decreased $5.7 million, or 6.6%, due primarily to payroll expense and lease fees associated with the decrease in the Company's sales. As a percentage of sales, SG&A increased 0.5% due to the negative impact of payroll and other expenses as a percentage of sales due to the lower sales volume.

     Depreciation and amortization. Depreciation and amortization increased by $0.6 million, reflecting an increase in capital expenditures and capitalized software costs for the most recent twelve months, offset by the effect of certain assets becoming fully depreciated. The increase in fixed assets was due to the addition of new departments and the renovation of existing departments.

     Interest expense, net. Interest expense decreased by $1.3 million primarily due to a lower weighted average interest rate (7.5% for the 2001 period compared to 8.6% for the comparable period in 2000) and a decrease in average borrowings ($322.4 million for the period in 2001 compared to $347.1 million for the comparable period in 2000).

     Provision (benefit) for income taxes. The income tax provision for the 2001 and 2000 periods reflects an effective tax rate of 40.5%.

     Net income (loss). The net loss of $3.3 million for the 2001 period was $1.4 million higher as compared to the net loss in the prior period as a result of the factors discussed above.

Thirty-Nine Weeks Ended November 3, 2001 Compared with  Thirty-Nine  Weeks Ended
     October 28, 2000

     Sales. Sales for the thirty-nine weeks ended November 3, 2001 decreased $14.9 million, or 2.6%, over the comparable period in 2000. Comparable department sales decreased 3.0%. Management attributes this decrease in sales primarily due to a general softening in the retail environment and, to a greater degree, the jewelry sector. Sales from the operation of net new departments contributed $2.5 million, relating to the net effect and timing of new store openings and closings.

     During the thirty-nine weeks ended November 3, 2001, Finlay opened 30 departments and closed 52 departments. The openings and closings were all within existing store groups. The closings included all 23 Stern's departments.

     Gross margin. Gross margin for the period decreased by $10.3 million, primarily as a result of the sales decrease. As a percentage of sales, gross margin decreased by 0.5% due to management's continued efforts to increase market penetration and market share through its pricing strategy and an increased LIFO provision of approximately $900,000.

     Selling, general and administrative expenses. SG&A decreased $3.7 million, or 1.4%. SG&A as a percentage of sales increased by 0.5%.

     Depreciation and amortization. Depreciation and amortization increased by $1.9 million, reflecting an increase in capital expenditures and capitalized software costs for the most recent twelve months, including fixed assets acquired in connection with the J.B. Rudolph Acquisition in April 2000, offset by the effect of certain assets becoming fully depreciated. The increase in fixed assets was due to the addition of new departments and the renovation of existing departments.

     Interest expense, net. Interest expense decreased by $2.2 million primarily due to a lower weighted average interest rate (7.8% for the 2001 period compared to 8.6% for the comparable period in 2000) and a decrease in average borrowings ($311.5 million for the period in 2001 compared to $324.1 million for the comparable period in 2000).

     Provision (benefit) for income taxes. The income tax provision for the 2001 and 2000 periods reflects an effective tax rate of 40.5%.

     Net income (loss). The net loss of $6.1 million for the 2001 period was $3.5 million higher than the net loss in the prior period as a result of the factors discussed above.

Liquidity and Capital Resources

     Finlay's primary capital requirements are for funding working capital for new departments and for working capital growth of existing departments and, to a lesser extent, capital expenditures for opening new departments, renovating existing departments and information technology investments. For the thirty-nine weeks ended October 28, 2000 and November 3, 2001, capital expenditures totaled $11.7 million (exclusive of the fixed assets acquired in the J.B. Rudolph Acquisition) and $9.7 million, respectively. For 2000, capital expenditures totaled $14.1 million (also exclusive of the J.B. Rudolph Acquisition) and for 2001 are estimated to be approximately $12.0 million. Although capital expenditures are limited by the terms of the Revolving Credit Agreement, to date this limitation has not precluded the Company from satisfying its capital expenditure requirements.

     Finlay's operations substantially preclude customer receivables and in recent years, on average, approximately 50% of Finlay's merchandise has been carried on consignment. Accordingly, management believes that relatively modest levels of working capital are required in comparison to many other retailers. The Company's working capital balance was $177.4 million at November 3, 2001, a decrease of $2.9 million from February 3, 2001. The decrease resulted primarily from the impact of the interim net loss, exclusive of depreciation and amortization, capital expenditures, additions to deferred charges and the purchase of treasury stock. Based on the seasonal nature of Finlay's business, working capital requirements and therefore borrowings under the Revolving Credit Agreement can be expected to increase on an interim basis during the first three quarters of any given fiscal year. See "--Seasonality".

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

     In each year, Finlay is required to reduce the outstanding revolving credit balance and letter of credit balance under the Revolving Credit Agreement to $50.0 million or less and $20.0 million or less, respectively, for a 30 consecutive day period (the "Balance Reduction Requirement"). Borrowings under the Revolving Credit Agreement at November 3, 2001 were $101.8 million, compared to a zero balance at February 3, 2001 and $124.5 million at October 28, 2000. The average amounts outstanding under the Revolving Credit Agreement were $99.1 million and $86.5 million for the thirty-nine weeks ended October

28, 2000 and November 3, 2001, respectively. The maximum amount outstanding for the thirty-nine weeks ended November 3, 2001 was $114.7 million, at which point the unused excess availability was $106.1 million, excluding the acquisition facility.

     On December 1, 2000, the Company announced that its Board of Directors had approved a stock repurchase program to acquire up to $20 million of outstanding Common Stock. The Company may, at the discretion of management, purchase its Common Stock, from time to time, through September 30, 2002 under the stock repurchase program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, availability under Finlay's revolving credit facility and its cash position and requirements going forward.

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

     Finlay's long-term needs for external financing will depend on its rate of growth, the level of internally generated funds and the ability to continue obtaining substantial amounts of merchandise on advantageous terms, including consignment arrangements with its vendors. For 2000, Finlay had an average balance of consignment merchandise of $372.9 million from approximately 300 vendors as compared to an average balance of $321.7 million in 1999. As of November 3, 2001, $394.1 million of consignment merchandise was on hand as compared to $421.3 million at October 28, 2000.

     A significant amount of Finlay's operating cash flow has been used or will be required to pay interest, directly or indirectly, with respect to the Company's 9% Senior Debentures due May 1, 2008 (the "Senior Debentures"), Finlay Jewelry's 8 3/8 Senior Notes due May 1, 2008 (the "Senior Notes") and amounts due under the Revolving Credit Agreement, including the payments required pursuant to the Balance Reduction Requirement. As of November 3, 2001, Finlay's outstanding borrowings were $326.8 million, which included a $75.0 million balance under the Senior Debentures, a $150.0 million balance under the Senior Notes and a $101.8 million balance under the Revolving Credit Agreement.

     Finlay Jewelry is party to the Gold Consignment Agreement, which expires on December 31, 2001. Finlay Jewelry is currently in the process of amending and extending the Gold Consignment Agreement. The Gold Consignment Agreement enables Finlay Jewelry to receive merchandise by providing gold, or otherwise making payment, to certain vendors. Finlay Jewelry can obtain, pursuant to the Gold Consignment Agreement, up to the lesser of (i) 130,000 fine troy ounces or (ii) $37.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At November 3, 2001, amounts outstanding under the Gold Consignment Agreement totaled 129,497 fine troy ounces, valued at approximately $36.1 million. The average amount outstanding under the Gold Consignment Agreement was $28.0 million in 2000.

     The Company is in the process of implementing several information technology initiatives, including the design and development of a new merchandising system and a point-of-sale system for Finlay's departments. These projects will serve to support future growth of the Company as well as provide improved analysis and reporting capabilities and more timely sales and inventory information to facilitate merchandising solutions. These systems will provide the foundation for future productivity and expense control initiatives. At November 3, 2001, a total of approximately $18.5 million has been expended for software and implementation costs and is included in Deferred charges and other assets. The Company expects these systems to be completed by late 2001 and expects conversion of the full company in the first quarter of fiscal 2002. The Company anticipates it will spend an additional $3.0 to $5.0 million.

     From time to time, Finlay enters into futures contracts, such as options or forwards, based upon the anticipated sales of gold product in order to hedge against the risk arising from its payment arrangements. Changes in the market value of futures contracts are accounted for as an addition to or reduction from the inventory cost. For the year ended February 3, 2001, the gain or loss on open futures contracts was not material. At November 3, 2001, the Company had several open positions in futures contracts for gold totaling 40,000 fine troy ounces, valued at $10.6 million, which expire during 2001. There can be no assurance that these hedging techniques will be successful or that hedging transactions will not adversely affect the Company's results of operations or financial position.

     Finlay believes that, based upon current operations, anticipated growth, and availability under the Revolving Credit Agreement, Finlay Jewelry will, for the foreseeable future, be able to meet its debt service and anticipated working capital obligations, and to make distributions to the Company sufficient to permit the Company to meet its debt service obligations and to pay certain other expenses as they come due. No assurances, however, can be given that Finlay Jewelry's current level of operating results will continue or improve or that Finlay Jewelry's income from operations will continue to be sufficient to permit Finlay Jewelry and the Company to meet their debt service and other obligations. Currently, Finlay Jewelry's principal financing arrangements restrict annual distributions from Finlay Jewelry to the Company to 0.25% of Finlay Jewelry's net sales for the preceding fiscal year and also allow distributions to the Company to enable it to make interest payments on the Senior Debentures. The amounts required to satisfy the aggregate of Finlay Jewelry's interest expense and required amortization payments totaled $13.0 million and $17.5 million for the thirty-nine week periods ended October 28, 2000 and November 3, 2001, respectively. As a result of the retail calendar closing date for the third quarter of 2001, the semi-annual interest payments with respect to the Senior Debentures and the Senior Notes were paid in the third quarter of 2001, whereas the fourth quarter of 2000 included the interest payments.

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

     During 2001, Federated acquired the Liberty House department store chain. Finlay operated in all twelve of the Liberty House department stores through mid-November 2001. The Liberty House store group represented approximately 1% of Finlay's locations. Finlay anticipates that its 2001 fourth quarter sales will be reduced by approximately $6.0 million as a result of these closings and intends to record a one time charge of approximately $150,000 related to the write-off of fixed assets and employee severance during the fourth quarter of 2001.

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

Special Note Regarding Forward-Looking Statements

     This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results, performances or achievements to differ materially from those reflected in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as low or negative growth in the economy or in the financial markets that will reduce discretionary spending on goods that are, or are perceived to be "luxuries", the events of September 11, 2001 and related events will negatively impact the economy or the financial markets and reduce discretionary spending on such goods, competition in the retail jewelry business, the seasonality of the retail jewelry business, the Company's ability to increase comparable department sales and to open new departments, the
Company's dependence on certain host store relationships due to the concentration of sales generated by such host stores, the availability to the Company of alternate sources of merchandise supply in the case of an abrupt loss of any significant supplier, the Company's ability to continue to obtain substantial amounts of merchandise on consignment, the Company's compliance with applicable contractual covenants, the Company's dependence on key officers, the Company's ability to integrate future acquisitions into its existing business, the Company's high degree of leverage and the availability to the Company of financing and credit on favorable terms and changes in regulatory requirements which are applicable to the Company's business. Other such factors include the ability of the Company to complete the repurchases contemplated under its stock repurchase program, the adequacy of Finlay's working capital to complete the repurchases, the availability and liquidity of the Company's Common Stock, and overall market conditions for the Company's Common Stock.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company is exposed to market risk through the interest rate on its borrowings under the Revolving Credit Agreement, which has a variable interest rate. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. In addition, the majority of the Company's borrowings are under fixed rate arrangements. In addition, the Company is exposed to market risk related to changes in the price of gold, and selectively uses forward contracts to manage this risk. The Company enters into forward contracts for the purchase of gold to hedge the risk of gold price fluctuations for future sales of gold consignment merchandise. The Company does not enter into forward contracts or other financial instruments for speculation or trading purposes. The aggregate amount of forward contracts was $10.6 million at November 3, 2001, which expire during 2001.

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




Date: December 14, 2001              FINLAY ENTERPRISES, INC.

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