Form 10-K/A
period 2002-02-02
FINLAY ENTERPRISES INC /DE
filed 2002-05-03
CIK 878731

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K/A
                         (Amendment No. 1 to Form 10-K)

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

Explanatory Note

          This Amendment No. 1 to Form 10-K for the fiscal year ended February 2, 2002 is being filed to correct two printer errors that occurred in the initial filing on April 29, 2002. This Form 10-K/A corrects the placement of the financial statements of Finlay Enterprises, Inc. in the document and includes the financial statements of Finlay Fine Jewelry Corporation (which financial statements were included in the Form 10-K filed by Finlay Fine Jewelry Corporation on April 29, 2002). Accordingly, Item 9 has been revised to read as set forth below and the financial statements have been included following the signature page. There are no other changes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There have been no changes in or disagreements with the Company's accountants on matters of accounting or financial disclosure.

                                     PART IV

Item 14.  Exhibits

          23.1  Consent of Independent Public Accountants.

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Finlay Enterprises, Inc.

Date: May 3, 2002                       By: /s/ BRUCE E. ZURLNICK
                                            --------------------
                                        Bruce E. Zurlnick
                                        Senior Vice President, Treasurer and
                                        Chief Financial Officer (As both a duly
                                        authorized officer of Registrant and as
                                        principal financial officer of
                                        Registrant)

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Finlay Fine Jewelry Corporation:

We have audited the accompanying consolidated balance sheets of Finlay Fine Jewelry Corporation (a Delaware corporation) and subsidiaries as of February 3, 2001 and February 2, 2002, and the related consolidated statements of operations, changes in stockholder's equity and cash flows for the fiscal years ended January 29, 2000, February 3, 2001 and February 2, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Finlay Fine Jewelry Corporation and subsidiaries as of February 3, 2001 and February 2, 2002, and the results of their operations and their cash flows for the fiscal years ended January 29, 2000, February 3, 2001 and February 2, 2002, in conformity with accounting principles generally accepted in the United States.


                                                             ARTHUR ANDERSEN LLP

New York, New York
March 20, 2002

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                                      Year Ended
                                                         -------------------------------------
                                                         January 29,  February 3,  February 2,
                                                            2000         2001         2002
                                                         -----------  -----------  -----------
Sales ................................................   $  912,978   $1,000,120   $  952,789
Cost of sales ........................................      449,912      496,291      479,255
Cost of sales - Sonab inventory write-down ...........        7,839           --           --
                                                         ----------   ----------   ----------
    Gross margin .....................................      455,227      503,829      473,534
Selling, general and administrative expenses .........      378,112      409,019      393,457
Nonrecurring charges associated with the sale and
    closure of Sonab .................................       20,792           --           --
Depreciation and amortization ........................       16,895       17,549       20,089
                                                         ----------   ----------   ----------
    Income (loss) from operations ....................       39,428       77,261       59,988
Interest expense, net ................................       22,565       23,117       19,989
                                                         ----------   ----------   ----------
     Income  (loss) before income taxes ..............       16,863       54,144       39,999
Provision (benefit) for income taxes .................        7,801       22,715       16,672
                                                         ----------   ----------   ----------
     Net income (loss) ...............................   $    9,062   $   31,429   $   23,327
                                                         ==========   ==========   ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                         February 3,  February 2,
                                                                            2001         2002
                                                                         -----------  -----------
                                ASSETS
Current assets
  Cash and cash equivalents ..........................................   $   31,249   $   49,222
  Accounts receivable - department stores ............................       23,677       17,505
  Other receivables ..................................................       30,856       25,953
  Merchandise inventories ............................................      324,265      304,508
  Prepaid expenses and other .........................................        2,880        2,351
                                                                         ----------   ----------
     Total current assets ............................................      412,927      399,539
                                                                         ----------   ----------
Fixed assets
  Equipment, fixtures and leasehold improvements .....................      117,871      119,743
  Less - accumulated depreciation and amortization ...................       44,028       47,717
                                                                         ----------   ----------
     Fixed assets, net ...............................................       73,843       72,026
                                                                         ----------   ----------
Deferred charges and other assets ....................................       20,685       20,811
Goodwill .............................................................       94,799       91,046
                                                                         ----------   ----------
     Total assets ....................................................   $  602,254   $  583,422
                                                                         ==========   ==========

                 LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Accounts payable - trade ...........................................   $  162,242   $  132,156
  Accrued liabilities:
     Accrued salaries and benefits ...................................       20,806       19,369
     Accrued miscellaneous taxes .....................................        4,117        6,521
     Accrued interest ................................................        3,583        3,597
     Other ...........................................................       15,488       13,496
  Income taxes payable ...............................................       46,433       44,771
  Deferred income taxes ..............................................        3,097        3,001
  Due to parent ......................................................        5,158        3,294
                                                                         ----------   ----------
     Total current liabilities .......................................      260,924      226,205
Long-term debt .......................................................      150,000      150,000
Other non-current liabilities ........................................       11,907       13,621
                                                                         ----------   ----------
     Total liabilities ...............................................      422,831      389,826
                                                                         ----------   ----------
Stockholder's equity
  Common Stock, par value $.01 per share; authorized 5,000 shares;
     issued and outstanding 1,000 shares .............................           --           --
  Additional paid-in capital .........................................       82,975       82,975
  Retained earnings ..................................................       96,448      110,525
  Accumulated other comprehensive income .............................           --           96
                                                                         ----------   ----------
     Total stockholder's equity ......................................      179,423      193,596
                                                                         ----------   ----------
     Total liabilities and stockholder's equity ......................   $  602,254   $  583,422
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

                         FINLAY FINE JEWELRY CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                        (in thousands, except share data)

                                       Common Stock                           Foreign     Accumulated
                                    -----------------  Additional             Currency       Other          Total
                                      Number             Paid-in  Retained  Translation  Comprehensive  Stockholder's  Comprehensive
                                    of shares  Amount    Capital  Earnings   Adjustment     Income         Equity          Income
                                    ---------  ------  ---------- --------  -----------  -------------  -------------  -------------
Balance, January 30, 1999 .........   1,000     $ --     $82,975  $ 73,897    $(4,789)       $ --         $152,083
  Net income (loss) ...............      --       --          --     9,062         --          --            9,062        $ 9,062
  Foreign currency translation
    adjustment ....................      --       --          --        --      4,789          --            4,789          4,789
                                                                                                                          -------
  Comprehensive income ............                                                                                       $13,851
                                                                                                                          =======
  Dividends on common stock .......      --       --          --    (8,908)        --          --           (8,908)
                                      -----     ----     -------  --------    -------        ----         --------
Balance, January 29, 2000 .........   1,000       --      82,975    74,051         --          --          157,026
  Net income (loss) ...............      --       --          --    31,429         --          --           31,429        $31,429
                                                                                                                          -------
  Comprehensive income ............                                                                                       $31,429
                                                                                                                          =======
  Dividends on common stock .......      --       --          --    (9,032)        --          --           (9,032)
                                      -----     ----     -------  --------    -------        ----         --------
Balance, February 3, 2001 .........   1,000       --      82,975    96,448         --          --          179,423
  Net income (loss) ...............      --       --          --    23,327         --          --           23,327        $23,327
  Fair value of gold forward
    contracts at February 4, 2001..      --       --          --        --         --          24               24             24
  Change in fair value of gold
    forward contracts .............      --       --          --        --         --          72               72             72
                                                                                                                          -------
  Comprehensive income ............                                                                                       $23,423
                                                                                                                          =======
  Dividends on common stock .......      --       --          --    (9,250)        --          --           (9,250)
                                      -----     ----     -------  --------    -------        ----         --------
Balance, February 2, 2002 .........   1,000     $ --     $82,975  $110,525    $    --        $ 96         $193,596
                                      =====     ====     =======  ========    =======        ====         ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                Year Ended
                                                                                  --------------------------------------
                                                                                  January 29,   February 3,   February 2,
                                                                                     2000          2001          2002
                                                                                  ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) ...........................................................   $    9,062    $   31,429    $   23,327
  Adjustments to reconcile net income (loss) to net cash provided from operating activities:
  Depreciation and amortization ...............................................       16,895        17,549        20,089
  Amortization of deferred financing costs ....................................          854         1,013         1,025
  Loss on sale and closure of Sonab ...........................................       18,672            --            --
  Other, net ..................................................................        2,172         1,538         4,335
  Changes in operating assets and liabilities, net of effects from purchase of J.B. Rudolph assets (Note 11) and disposition of Sonab assets
     (Note 13):
     (Increase) decrease in accounts and other receivables ....................       (4,655)       (9,165)       10,310
     (Increase) decrease in merchandise inventories ...........................       (2,311)      (30,892)       22,003
     (Increase) decrease in prepaid expenses and other ........................          239          (814)          530
     Increase (decrease) in accounts payable and accrued liabilities ..........        6,329        23,508       (35,004)
     Increase (decrease) in deferred income taxes .............................         (492)        1,423           (96)
     Decrease in due to parent ................................................         (317)       (1,134)       (3,883)
                                                                                  ----------    ----------    ----------
        NET CASH PROVIDED FROM OPERATING ACTIVITIES ...........................       46,448        34,455        42,636
                                                                                  ----------    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and leasehold improvements .................      (14,972)      (14,120)      (13,850)
  Deferred charges and other ..................................................       (7,237)       (4,022)       (4,347)
  Proceeds from sale of Sonab assets ..........................................        1,155         7,592           765
  Payment for purchase of J.B. Rudolph assets .................................           --       (20,605)           --
  Proceeds from sale of outlet assets .........................................           --           752            --
                                                                                  ----------    ----------    ----------
        NET CASH USED IN INVESTING ACTIVITIES .................................      (21,054)      (30,403)      (17,432)
                                                                                  ----------    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility .....................................      620,286       743,852       726,915
  Principal payments on revolving credit facility .............................     (620,286)     (743,852)     (726,915)
  Payment of dividends ........................................................       (7,159)       (7,640)       (7,231)
                                                                                  ----------    ----------    ----------
        NET CASH USED IN FINANCING ACTIVITIES .................................       (7,159)       (7,640)       (7,231)
                                                                                  ----------    ----------    ----------
        EFFECT OF EXCHANGE RATE CHANGES ON CASH ...............................         (108)           79            --
                                                                                  ----------    ----------    ----------
        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......................       18,127        (3,509)       17,973
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ................................       16,631        34,758        31,249
                                                                                  ----------    ----------    ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD ......................................   $   34,758    $   31,249    $   49,222
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

      On May 26, 1998, the net proceeds to the Holding Company from the 1998 Offering, the sale of the Senior Debentures, together with other available funds, were used to redeem the Holding Company's then outstanding 12% Senior Discount Debentures due 2003. Also, on May 26, 1998, Finlay Jewelry used the net proceeds from the sale of the Senior Notes to redeem Finlay Jewelry's then outstanding 10"% Senior Notes due 2003.

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

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (continued)

      Merchandise Inventories: Consolidated inventories are stated at the lower of cost or market determined by the last-in, first-out ("LIFO") method. The cost to Finlay of gold merchandise sold on consignment, which typically varies with the price of gold, is not fixed until the merchandise is sold. Finlay at times enters into futures contracts, such as options or forwards, based upon the anticipated sales of gold product in order to hedge against the risk of gold price fluctuations. Changes in the market value of futures contracts are accounted for as an addition to or reduction from the inventory cost. For the years ended January 29, 2000, February 3, 2001 and February 2, 2002, the gain/loss on open futures contracts was not material. At both February 3, 2001 and February 2, 2002, Finlay Jewelry had several open positions in futures contracts for gold totaling 46,300 fine troy ounces and 17,500 fine troy ounces, respectively, valued at $12.6 million and $4.8 million, respectively. The fair value of gold under such contracts was $4.9 million at February 2, 2002.

      On February 4, 2001, Finlay Jewelry adopted Statement of Financial Accounting Standards, ("SFAS") No.133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires that all derivative instruments be recorded on the balance sheet as either an asset or liability measured at its fair value. Finlay Jewelry has designated its existing derivative instruments, consisting of gold forward contracts, as cash flow hedges. For derivative instruments designated as cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income, a separate component of stockholder's equity, and is reclassified into earnings when the offsetting effects of the hedged transaction affects earnings. Upon adoption, the fair value of the gold forward contracts resulted in the recognition of an asset of $40,800. At February 2, 2002, the fair value of the gold forward contracts resulted in the recognition of an asset of $160,500. The amount recorded in accumulated other comprehensive income of $96,000, net of tax, is expected to be reclassified into earnings during 2002.

      Finlay Jewelry has documented all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking various hedge transactions. Finlay Jewelry also assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. Finlay Jewelry believes that the designated hedges will be highly effective and that the related hedge accounting will not have a material impact on Finlay Jewelry's results of operations.

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

      Included in Deferred charges and other assets in the accompanying Consolidated Balance Sheets at February 3, 2001 and February 2, 2002 are gross capitalized software costs of $19,894,000 and $24,254,000, respectively, and accumulated amortization of $3,367,000 and $6,564,000, respectively. In 2000, Finlay Jewelry capitalized $380,000 of internal direct costs and $400,000 of interest in connection with the implementation of certain software projects.

      Intangible Assets Arising from Acquisition: The excess purchase price paid over the fair market value of net assets acquired ("Goodwill") was recorded in accordance with Accounting Principles Board ("APB") Opinion No. 16 -"Accounting for Business Combinations" and is being amortized on a straight-line basis. The Goodwill related to Finlay's 1988 reorganization, the Diamond Park Acquisition (as defined in Note 14) and the J.B. Rudolph Acquisition (as defined in Note 11) is being amortized over 40 years, 20 years and 10 years, respectively. Finlay Jewelry continually evaluates the carrying value and the economic useful life of Goodwill based on the Finlay Jewelry's operating results and the expected future net cash flows and will adjust the carrying value and the related amortization periods, if and when appropriate. Amortization of Goodwill for 1999, 2000 and 2001 totaled $3,726,000, $3,711,000 and $3,753,000, respectively. Accumulated amortization of Goodwill at February 3, 2001 and February 2, 2002 totaled $38,250,000 and $42,003,000, respectively.

      The Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets" in July 2001, which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. The accounting standard requires that goodwill no longer be amortized over its estimated useful life but tested for impairment on an annual basis. The completion of a transitional impairment test is required within six months of adoption. Upon adoption of this statement, the impairment, if any, is treated as a cumulative effect of a change in accounting principle. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. As a result of adopting SFAS No. 142, Finlay will no longer amortize goodwill, which totals approximately $3,700,000 annually. Finlay is currently evaluating whether goodwill is impaired under SFAS No. 142.

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

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (continued)

      Comprehensive Income: In 1998, Finlay Jewelry adopted SFAS No. 130, "Reporting Comprehensive Income", which requires disclosure of comprehensive income in a financial statement. Comprehensive income is defined as the total of net income and all other nonowner changes in equity, which are recorded directly to stockholder's equity and, therefore, bypass net income. Finlay Jewelry has chosen to disclose comprehensive income, which encompasses net income and, in 1999, the foreign currency translation adjustment, in the accompanying Consolidated Statements of Changes in Stockholder's Equity. In 2000, there were no such adjustments and therefore, comprehensive income was the same as Finlay Jewelry's net income. In 2001, the only non-owner change in equity related to the change in fair value of Finlay Jewelry's outstanding gold forward contracts.

      Debt Issuance Costs: Debt issuance costs are amortized over the term of the related debt agreements using the straight line method, which approximates that of the effective interest method. Net debt issuance costs totaled $3,812,000 at February 3, 2001 and $2,788,000 at February 2, 2002. The debt issuance costs are reflected as a component of Deferred charges and other assets in the accompanying Consolidated Balance Sheets. Amortization of debt issuance costs for 1999, 2000 and 2001 totaled $1,012,000, $1,013,000 and $1,025,000, respectively, and have been recorded as a component of Interest expense, net in the accompanying Consolidated Statements of Operations.

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

      Statements of Cash Flows: Finlay Jewelry considers cash on hand, deposits in banks and deposits in money market funds as cash and cash equivalents. Interest paid during 1999, 2000 and 2001 was $21,368,000, $22,154,000 and
$18,950,000, respectively. Income taxes paid in 1999, 2000 and 2001 totaled $3,309,000, $4,622,000 and $14,643,000, respectively.

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

      The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes SFAS No. 121 for financial statements issued for fiscal years beginning after December 15, 2001. This extends the reporting requirements to include reporting separately as discontinued operations, components of an entity that have either been disposed of or classified as held-for-sale. Finlay Jewelry has adopted SFAS No. 144 in 2002 and does not anticipate that such adoption will have a significant effect on Finlay's results of operations or financial position.

      Seasonality: A significant portion of Finlay's revenues are generated in the fourth quarter due to the seasonality of the retail industry. As such, results for interim periods are not indicative of annual results. Refer to Note 10 for unaudited quarterly financial data.

NOTE 3--MERCHANDISE INVENTORIES

      Merchandise inventories consisted of the following:

                                                               February 3,  February 2,
                                                                  2001         2002
                                                               -----------  -----------
                                                                   (in thousands)
Jewelry goods - rings, watches and other fine jewelry
    (specific identification basis) ........................   $  330,447   $  314,473
Less:  Excess of specific identification cost over LIFO
    inventory value ........................................        6,182        9,965
                                                               ----------   ----------
                                                               $  324,265   $  304,508
                                                               ==========   ==========

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

      Under the Gold Consignment Agreement, Finlay is required to pay a daily consignment fee on the dollar equivalent of the fine gold value of the ounces of gold consigned thereunder. The daily consignment fee is based on a floating rate which, as of February 3, 2001 and February 2, 2002, was approximately 2.8% and 3.0%, respectively, per annum. In addition, Finlay is required to pay a fee of 0.5% if the amount of gold consigned has a value equal to or less than $12.0 million. Included in interest expense for the year ended February 3, 2001 and February 2, 2002 are consignment fees of $979,000 and $1,228,000, respectively.

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

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4--SHORT AND LONG-TERM DEBT (continued)

      Long-term debt consisted of the following:

                                                     February 3,   February 2,
                                                        2001          2002
                                                     -----------   -----------
                                                         (in thousands)
            Senior Notes (a) ....................... $  150,000    $  150,000
                                                     ==========    ==========

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

      On April 24, 1998, the Holding Company issued 9% Senior Debentures due May 1, 2008 with an aggregate principal amount of $75,000,000. Interest on the Senior Debentures is payable semi-annually on May 1 and November 1 of each year, and commenced on November 1, 1998. The Senior Debentures are secured by a first priority lien on and security interest in all of the issued and outstanding stock of Finlay Jewelry. However, the operations of the Holding Company are conducted through Finlay Jewelry and, therefore, the Holding Company is dependent upon the cash flow of Finlay Jewelry to meet its obligations, including its obligations under the Senior Debentures. As a result, the Senior Debentures are effectively subordinated to all indebtedness and all other obligations of Finlay Jewelry. The indenture relating to the Senior Debentures (the "Senior Debenture Indenture" and collectively, with the Senior Note Indenture, the "Senior Indentures") contains restrictions relating to, among other things, the payment of dividends, the issuance of disqualified stock, the making of certain investments or other restricted payments, the incurrence of additional indebtedness, the creation of certain liens, entering into certain transactions with affiliates, the disposition of certain assets and engaging in mergers and consolidations.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4--SHORT AND LONG-TERM DEBT (continued)

      Finlay was in compliance with all of the provisions of the Senior Indentures as of and for the year ended February 2, 2002.

      The aggregate amounts of long-term debt payable in each of the five years in the period ending February 2, 2007 and thereafter are as follows:

                                                             (in thousands)
                                                             --------------

            2002 ...........................................    $     --
            2003 ...........................................          --
            2004 ...........................................          --
            2005 ...........................................          --
            2006 ...........................................          --
            Thereafter .....................................     150,000
                                                                --------
                                                                $150,000
                                                                ========

      Interest expense for 1999, 2000 and 2001 was $22,665,000, $23,229,000 and
$20,089,000, respectively. Interest income for the same periods was $100,000, $112,000 and $100,000, respectively.

NOTE 5--LONG-TERM INCENTIVE PLANS AND OTHER

      The Holding Company's Long Term Incentive Plan (the "1993 Plan") permits the Holding Company to grant to key employees of the Holding Company and its subsidiaries, consultants and certain other persons, and directors of the Holding Company (other than members of the Compensation Committee of the Holding Company's Board of Directors), the following: (i) stock options; (ii) stock appreciation rights in tandem with stock options; (iii) limited stock appreciation rights in tandem with stock options; (iv) restricted or nonrestricted stock awards subject to such terms and conditions as the Compensation Committee shall determine; (v) performance units which are based upon attainment of performance goals during a period of not less than two nor more than five years and which may be settled in cash or in Common Stock at the discretion of the Compensation Committee; or (vi) any combination of the foregoing. Under the 1993 Plan, the Holding Company may grant stock options which are either incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-incentive stock options. As of February 2, 2002, an aggregate of 732,596 shares of the Holding Company's Common Stock has been reserved for issuance pursuant to the 1993 Plan, of which a total of 521,253 shares are subject to options granted to certain senior management, key employees and a director. The exercise prices of such options range from $7.23 per share to $16.50 per share.

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

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5--LONG-TERM INCENTIVE PLANS AND OTHER (continued)

      Finlay has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". As permitted by SFAS No. 123, Finlay elected to continue to account for stock-based compensation using the intrinsic value method. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had the fair value method of accounting been applied to the Holding Company's stock option plans, which requires recognition of compensation cost ratably over the vesting period of the stock options, net would have been reduced by $773,000 in 1999, $2.0 million in 2000 and $716,000 in 2001. This pro forma impact only reflects options granted since the beginning of 1995 and therefore the resulting compensation cost may not be representative of that to be expected in future years.

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

      The following summarizes the transactions pursuant to the Holding Company's 1993 Plan and 1997 Plan for 1999, 2000 and 2001:

                                               1999                         2000                         2001
                                    -------------------------    -------------------------    -------------------------
                                     Number of      Wtd. Avg.     Number of      Wtd. Avg.     Number of      Wtd. Avg.
                                      Options       Ex. Price      Options       Ex. Price      Options       Ex. Price
                                    ----------     ----------    ----------     ----------    ----------     ----------
Outstanding at beginning of year ..  1,117,833     $    10.27     1,138,400     $     9.79     1,361,036     $    12.10
Granted ...........................     71,000          11.80       272,100          12.75       324,000           7.48
Exercised .........................    (11,000)          7.23       (10,633)          7.94       (14,967)          8.13
Forfeited .........................    (39,433)         14.14       (38,831)         13.73       (20,034)          9.84
                                    ----------     ----------    ----------     ----------    ----------     ----------
Outstanding at end of year ........  1,138,400           9.79     1,361,036          12.10     1,650,035          11.26
                                    ==========     ==========    ==========     ==========    ==========     ==========
Exercisable at end of year ........    436,801     $    10.88       880,282     $    11.89       973,421     $    12.22

      The options outstanding at February 2, 2002 have exercise prices between $7.05 and $24.313, with a weighted average exercise price of $11.26 and a weighted average remaining contractual life of 5.99 years. Options generally vest in five years and expire in ten years from their dates of grant.

      On December 1, 2000, the Holding Company announced that its Board of Directors had approved a stock repurchase program to acquire up to $20 million of outstanding Common Stock. The Holding Company may, at the discretion of management, purchase its Common Stock, from time to time, through September 30, 2002. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, availability under the Revolving Credit Facility, compliance with certain restrictive covenants and its cash position and requirements going forward. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. During 2000, Finlay repurchased 92,000 shares for $1,119,000. During 2001, Finlay repurchased an additional 507,330 shares for $4,248,000. In April 2002, as part of the Holding Company's stock repurchase program, the Holding Company repurchased 526,562 shares for $5,792,000 from a partnership, the managing partner of the general partner of which is also a director of Finlay.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5--LONG-TERM INCENTIVE PLANS AND OTHER (continued)

      On February 4, 2001, an executive officer of Finlay was issued 100,000 shares of Common Stock, subject to restrictions ("Restricted Stock"), pursuant to a restricted stock agreement. The Restricted Stock becomes fully vested after four years of continuous employment by Finlay and is accounted for as a component of the Holding Company's stockholders' equity.

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

      The store leases provide for the payment of fees based on sales, plus, in some instances, installment payments for fixed assets. Contingent fees, as represented in the table below, are not guaranteed by the lease agreements with host department stores. Lease expense, included in Selling, general and administrative expenses, is as follows (in thousands):

                                                Year Ended
                                  --------------------------------------
                                  January 29,   February 3,   February 2,
                                     2000          2001          2002
                                  ----------    ----------    ----------
            Minimum fees .....    $   22,264    $   15,851    $   10,151
            Contingent fees ..       126,518       149,245       147,633
                                  ----------    ----------    ----------
                 Total .......    $  148,782    $  165,096    $  157,784
                                  ==========    ==========    ==========

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6--LEASE AGREEMENTS (continued)

      Future minimum payments under noncancellable operating leases having initial or remaining noncancellable lease terms in excess of one year are as follows as of February 2, 2002:

                                                       (in thousands)
                                                       --------------
            2002 ....................................     $ 3,263
            2003 ....................................       3,188
            2004 ....................................       3,293
            2005 ....................................       3,183
            2006 ....................................       3,224
            Thereafter ..............................       3,195
                                                          -------
                 Total minimum payments required ....     $19,346
                                                          =======

NOTE 7--PENSION PLAN

      Finlay maintains a defined contribution profit-sharing plan to provide retirement benefits for all personnel. This plan provides for company matching contributions of $.25 for each $1.00 of employee contribution, up to 5% of the employee's salary, as limited by the Code. Additionally, Finlay contributes 2% of the employees' earnings annually, as limited by the Code. Vesting in Finlay's contributions begins upon completion of three years of employment and accrues at the rate of 20% per year. Effective January 1, 2002, Finlay's matching contribution will begin vesting upon completion of two years of employment and will accrue at the rate of 20% per year. The cost of the defined contribution plan maintained by Finlay totaled $2,074,000, $1,989,000 and $1,856,000 for 1999, 2000, and 2001, respectively.

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

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8--INCOME TAXES (continued)

      Deferred tax assets and liabilities at year end are as follows:

                                                        February 3,  February 2,
                                                           2001         2002
                                                        -----------  -----------
                                                             (in thousands)
Deferred Tax Assets
  Uniform inventory capitalization .................... $    3,990   $    4,024
  Expense not currently deductible ....................      1,560        1,731
  AMT credit ..........................................        566          566
                                                        ----------   ----------
                                                             6,116        6,321
  Valuation allowance .................................        100          100
                                                        ----------   ----------
     Total current ....................................      6,016        6,221
                                                        ----------   ----------
  Deferred financing costs-non-current ................        173          139
                                                        ----------   ----------
     Total non-current ................................        173          139
                                                        ----------   ----------
        Total deferred tax assets .....................      6,189        6,360
                                                        ----------   ----------
Deferred Tax Liabilities
  LIFO inventory valuation ............................      9,113        9,222
                                                        ----------   ----------
     Total current ....................................      9,113        9,222
                                                        ----------   ----------
Depreciation ..........................................     11,846       13,538
                                                        ----------   ----------
     Total non-current ................................     11,846       13,538
                                                        ----------   ----------
        Total deferred tax liabilities ................     20,959       22,760
                                                        ----------   ----------
          Net deferred income tax liabilities ......... $   14,770   $   16,400
                                                        ==========   ==========
     Net current deferred income tax liabilities ...... $    3,097   $    3,001
     Net non-current deferred income tax liabilities ..     11,673       13,399
                                                        ----------   ----------
          Net deferred income tax liabilities ......... $   14,770   $   16,400
                                                        ==========   ==========

      The components of income tax expense are as follows (in thousands):

                                                      Year Ended
                                        --------------------------------------
                                        January 29,   February 3,  February 2,
                                           2000          2001         2002
                                        -----------   -----------  -----------
            Current domestic taxes ..   $    7,122    $   20,224   $   15,042
            Current foreign taxes ...         (410)           --           --
            Deferred taxes ..........        1,013         2,491        1,630
                                        ----------    ----------   ----------
            Income tax expense ......   $    7,801    $   22,715   $   16,672
                                        ==========    ==========   ==========

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8--INCOME TAXES (continued)

      A reconciliation of the income tax provision computed by applying the federal statutory rate to Income (loss) before income taxes to the Provision for income taxes on the accompanying Consolidated Statements of Operations is as follows (in thousands):

                                                       Year Ended
                                        ---------------------------------------
                                        January 29,    February 3,   February 2,
                                           2000           2001          2002
                                        ----------     ----------    ----------
Federal Statutory provision ...........    $5,9024     $   18,950    $   13,999
Foreign taxes .........................       (410)            --            --
State tax, net of federal benefit .....        714          2,566         1,467
Non-deductible amortization ...........      1,037          1,037         1,037
Loss (benefit) of foreign tax credit ..        410             --            --
Other .................................        148            162           169
                                        ----------     ----------    ----------
Provision for income taxes ............ $    7,801     $   22,715    $   16,672
                                        ==========     ==========    ==========

      Section 382 of the Code restricts utilization of net operating loss ("NOL") carryforwards after an ownership change exceeding 50%. As a result of certain recapitalization transactions in 1993, a change in ownership of the Holding Company exceeding 50% occurred within the meaning of Section 382 of the Code (a "Change of Control"). Similar restrictions will apply to other carryforwards. Consequently, there is a material limitation on the annual utilization of Finlay Jewelry's NOL and other carryforwards which requires a deferral or loss of the utilization of such carryforwards. At October 31, 2001, Finlay Jewelry has a NOL carryforward for tax purposes of approximately $3,500,000 which is subject to an annual limit of approximately $2,000,000 per year, which expires in 2005. At October 31, 2001, Finlay Jewelry also had Alternative Minimum Tax Credit ("AMT") carryovers of $566,000 which may be used indefinitely to reduce federal income taxes.

      SFAS No. 109 "Accounting for Income Taxes," requires that the tax benefit of such NOLs and tax credits be recorded as an asset to the extent that management assesses the utilization to be "more likely than not". As the accompanying Consolidated Financial Statements include profits earned after the tax year end at October 31 (the profit of the year-end holiday season), for financial reporting purposes only, the NOL carryforward has been absorbed in full and no NOL carryfoward exists as of February 2, 2002. Management determined at February 2, 2002, that based upon Finlay Jewelry's history of operating earnings and its expectations for the future, no change to the valuation allowance is warranted.

NOTE 9--COMMITMENTS AND CONTINGENCIES

      Finlay Jewelry, from time to time, is involved in litigation concerning its business affairs. Management believes that the resolution of all pending litigation will not have a material adverse effect on the consolidated financial statements.

      Finlay has an employment agreement with one senior executive which provides for a minimum salary level as well as incentive compensation based on meeting specific financial goals. Such agreement has a

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9--COMMITMENTS AND CONTINGENCIES (continued)

remaining term of three years and has a remaining aggregate minimum value of $2,910,000 as of February 2, 2002.

      The Revolving Credit Agreement, the Gold Consignment Agreement and the Senior Note Indenture currently restrict annual distributions from Finlay Jewelry to the Holding Company to 0.25% of Finlay Jewelry's net sales for the preceding fiscal year and also allow distributions to the Holding Company to enable it to make interest payments on the Senior Debentures. During 1999, dividends of $8,908,000 were declared and $7,159,000 was distributed to the Holding Company. During 2000, dividends of $9,032,000 were declared and $7,640,000 was distributed to the Holding Company. During 2001, dividends of $9,250,000 were declared and $7,231,000 was distributed to the Holding Company.

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

NOTE 10--QUARTERLY FINANCIAL DATA (UNAUDITED)

      The following table summarizes the quarterly financial data for 2000 and 2001 (dollars in thousands):

                                       Year Ended February 3, 2001
                           ---------------------------------------------------
                              First         Second       Third         Fourth
                             Quarter       Quarter      Quarter       Quarter
                           ----------    ----------   ----------    ----------
Sales ..................   $  178,614    $  211,229   $  189,728    $  420,549
Gross margin ...........       91,278       106,179       96,495       209,877
Net income (loss) ......         (515)        2,312         (617)       30,249

                                       Year Ended February 2, 2002
                           ---------------------------------------------------
                              First         Second       Third         Fourth
                             Quarter       Quarter      Quarter       Quarter
                           ----------    ----------   ----------    ----------
Sales ..................   $  193,249    $  196,167   $  175,292    $  388,081
Gross margin ...........       98,368        97,687       87,612       189,867
Net income (loss) ......         (482)          153       (2,123)       25,779

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11--JAY B. RUDOLPH, INC. ACQUISITION

      On April 3, 2000, Finlay completed the acquisition of certain assets of Jay B. Rudolph, Inc. ("J.B. Rudolph") for $20.6 million, consisting primarily of inventory of approximately $16.3 million and fixed assets of approximately $4.0 million. By acquiring J.B. Rudolph (the "J.B. Rudolph Acquisition"), Finlay added 57 departments and also added new host store relationships with Bloomingdale's and Dayton's and Hudson's (both now operating as Marshall Field's). Finlay financed the acquisition of J.B. Rudolph with borrowings under the Revolving Credit Agreement. The J.B. Rudolph Acquisition was accounted for as a purchase, and, accordingly, the operating results of the former J.B. Rudolph departments have been included in Finlay Jewelry's consolidated financial statements since the date of acquisition. Finlay Jewelry recorded goodwill of $1.7 million.

      For the year ended February 3, 2001, unaudited pro forma sales and net income were $1,010,911 and $27,009, respectively. The pro forma information is provided for informational purposes only and was prepared assuming the J.B. Rudolph Acquisition occurred at the beginning of 2000. It is based on historical information, as well as certain assumptions and estimates, and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined company.

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

NOTE 13--SALE AND CLOSURE OF SONAB

      During 1998, Societe Nouvelle d' Achat de Bijouterie - S.O.N.A.B. ("Sonab"), Finlay Jewelry's European leased jewelry department subsidiary, began to experience lower sales trends due to the transition from a promotional pricing strategy to an everyday low price strategy. This change was made as a result of Sonab reassessing its pricing policy following certain local French court decisions. The adverse impact of such change continued through 1999. As a result of the foregoing, on January 3, 2000, Sonab sold the majority of its assets for approximately $9.9 million. After the sale, the buyer operated more than 80 locations previously included in Sonab's 130-location base in France. The remaining departments were closed.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13--SALE AND CLOSURE OF SONAB (continued)

      Finlay Jewelry recorded a pre-tax charge in the fourth quarter of 1999 of $28.6 million for the write-down of assets for disposition and related closure expenses. The pre-tax components of the charge, the related income tax effects and the net cash portion of the charge are as follows (dollars in millions):

      Costs associated with the write-down of inventory for liquidation.. $ 7.8 Costs associated with the write off of undepreciated fixed assets.. 1.5
      Realization of foreign exchange losses ............................   9.2
      Payroll and severance costs .......................................   5.0
      Other close-down costs (a) ........................................   5.1
                                                                          -----

      Sub-total .........................................................  28.6
      Income tax benefit ................................................ (11.6)
                                                                          -----

      Net after tax .....................................................  17.0
      Non cash--foreign exchange losses above ...........................  (9.2)
                                                                          -----

      Net cash portion of charge ........................................ $ 7.8
                                                                          =====

----------
(a) Including transfer of inventory, furniture removal, main office costs during close-down period, lease termination costs, litigation and professional fees.

      As of February 2, 2002, Finlay Jewelry's exit plan has been completed with the exception of certain employee litigation and other legal matters. To date, Finlay Jewelry has charged a total of $26.3 million against its original estimate of $28.6 million. All of Sonab's employees, excluding those that were hired by the buyer, were involuntarily terminated, including sales associates, supervisors and corporate personnel. Finlay Jewelry does not believe future operating results will be materially impacted by any remaining payments.

NOTE 14--DIAMOND PARK ACQUISITION

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

      The Diamond Park Acquisition was accounted for as a purchase, and, accordingly, the operating results of the former Diamond Park departments have been included in Finlay's consolidated financial statements since the date of the acquisition. Finlay recorded goodwill of approximately $12.4 million.