Form 10-Q
period 2002-08-03
FINLAY ENTERPRISES INC /DE
filed 2002-09-17
CIK 878731

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended August 3, 2002
                                              --------------

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

                           Yes [X]      No [ ]

As of September 13, 2002, there were 9,446,488 shares of common stock, par value $.01 per share, of the Registrant outstanding.

                            FINLAY ENTERPRISES, INC.

                                    FORM 10-Q

                      QUARTERLY PERIOD ENDED AUGUST 3, 2002

                                      INDEX


                                                                                                     PAGE(S)
                                                                                                     -------
PART I - FINANCIAL INFORMATION

     Item 1.        Consolidated Financial Statements (Unaudited)

                    Consolidated Statements of Operations for the thirteen weeks and twenty-six weeks ended August 4, 2001 and August 3, 2002............................1

                    Consolidated Balance Sheets as of February 2, 2002 and
                    August 3, 2002......................................................................3

                    Consolidated Statements of Changes in Stockholders' Equity for the year ended February 2, 2002 and twenty-six weeks ended August 3, 2002....................4

                    Consolidated Statements of Cash Flows for the thirteen weeks and twenty-six weeks ended August 4, 2001 and August 3, 2002............................5

                    Notes to Consolidated Financial Statements..........................................7

     Item 2.        Management's Discussion and Analysis of
                    Financial Condition and Results of Operations......................................14

     Item 3.        Quantitative and Qualitative Disclosures about Market Risk.........................22

     Item 4.        Controls and Procedures............................................................23

PART II - OTHER INFORMATION

     Item 4.        Submission of Matters to a Vote of Security Holders................................23

     Item 6.        Exhibits and Reports on Form 8-K...................................................23

SIGNATURES.............................................................................................25

CERTIFICATIONS.........................................................................................26

PART I - FINANCIAL INFORMATION
  ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                      THIRTEEN WEEKS ENDED
                                                                               ---------------------------------
                                                                                 AUGUST 4,            AUGUST 3,
                                                                                   2001                 2002
                                                                               ------------         ------------
Sales....................................................................      $    196,167         $    187,130
Cost of sales............................................................            98,480               95,320
                                                                               ------------         ------------
    Gross margin.........................................................            97,687               91,810
Selling, general and administrative expenses.............................            87,107               82,097
Depreciation and amortization............................................             5,055                4,437
                                                                               ------------         ------------
    Income (loss) from operations........................................             5,525                5,276
Interest expense, net....................................................             7,031                6,302
                                                                               ------------         ------------
    Income (loss) before income taxes....................................            (1,506)              (1,026)
Provision (benefit) for income taxes.....................................              (445)                (553)
                                                                               ------------         ------------
    Net income (loss)....................................................      $     (1,061)        $       (473)
                                                                               ============         ============

Net income (loss) per share applicable to common shares:
       Basic net income (loss) per share.................................      $      (0.10)        $      (0.05)
                                                                               ============         ============
       Diluted net income (loss) per share...............................      $      (0.10)        $      (0.05)
                                                                               ============         ============
Weighted average shares and share equivalents outstanding -
         basic and diluted...............................................        10,278,245            9,356,933
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

                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                                                     TWENTY-SIX WEEKS ENDED
                                                                               ---------------------------------
                                                                                 AUGUST 4,            AUGUST 3,
                                                                                   2001                 2002
                                                                               ------------         ------------
Sales....................................................................      $    389,416         $    374,495
Cost of sales............................................................           193,361              188,694
                                                                               ------------         ------------
    Gross margin.........................................................           196,055              185,801
Selling, general and administrative expenses.............................           176,522              166,589
Depreciation and amortization............................................             9,883                8,794
                                                                               ------------         ------------
    Income (loss) from operations........................................             9,650               10,418
Interest expense, net....................................................            13,769               12,315
                                                                               ------------         ------------
    Income (loss) before income taxes ...................................            (4,119)              (1,897)
Provision (benefit) for income taxes.....................................            (1,339)              (1,041)
                                                                               ------------         ------------
    Net income (loss)....................................................      $     (2,780)        $       (856)
                                                                               ============         ============

Net income (loss) per share applicable to common shares:
       Basic net income (loss) per share.................................      $      (0.27)        $      (0.09)
                                                                               ============         ============
       Diluted net income (loss) per share...............................      $      (0.27)        $      (0.09)
                                                                               ============         ============
Weighted average shares and share equivalents outstanding -
         basic and diluted...............................................        10,284,316            9,535,125
                                                                               ============         ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                        (UNAUDITED)
                                                                                      FEBRUARY 2,         AUGUST 3,
                                                                                         2002              2002
                                                                                     -----------       -----------
                                      ASSETS
Current assets:
  Cash and cash equivalents....................................................      $    49,369       $     3,440
  Accounts receivable - department stores......................................           17,505            32,517
  Other receivables............................................................           25,953            39,895
  Merchandise inventories......................................................          304,508           301,900
  Prepaid expenses and other...................................................            2,365             3,582
                                                                                     -----------       -----------
     Total current assets......................................................          399,700           381,334
                                                                                     -----------       -----------
Fixed assets:
  Equipment, fixtures and leasehold improvements...............................          119,743           124,442
  Less - accumulated depreciation and amortization.............................           47,717            54,165
                                                                                     -----------       -----------
     Fixed assets, net.........................................................           72,026            70,277
                                                                                     -----------       -----------
Deferred charges and other assets, net.........................................           22,081            22,889
Goodwill.......................................................................           91,046            91,046
                                                                                     -----------       -----------
     Total assets..............................................................      $   584,853       $   565,546
                                                                                     ===========       ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable................................................................      $     -           $    56,634
  Accounts payable - trade.....................................................          132,174            66,980
  Accrued liabilities:
     Accrued salaries and benefits.............................................           19,369            17,274
     Accrued miscellaneous taxes...............................................            6,522             6,556
     Accrued interest..........................................................            5,284             5,419
     Other.....................................................................           13,871            16,700
  Income taxes payable.........................................................           16,943            10,720
  Deferred income taxes........................................................            3,001             3,436
                                                                                     -----------       -----------
     Total current liabilities.................................................          197,164           183,719
Long-term debt.................................................................          225,000           225,000
Other non-current liabilities..................................................           13,482            14,384
                                                                                     -----------       -----------
     Total liabilities.........................................................          435,646           423,103
                                                                                     -----------       -----------
Stockholders' equity:
  Common Stock, par value $.01 per share; authorized 25,000,000 shares;
     issued and outstanding 9,946,623 and 9,445,821 shares, respectively.......              105               105
  Additional paid-in capital ..................................................           78,728            79,558
  Retained earnings............................................................           76,558            75,702
  Unamortized restricted stock compensation....................................             (913)             (760)
  Accumulated other comprehensive income.......................................               96              (280)
  Less treasury stock, at cost.................................................           (5,367)          (11,882)
                                                                                     -----------       -----------
     Total stockholders' equity................................................          149,207           142,443
                                                                                     -----------       -----------
     Total liabilities and stockholders' equity................................      $   584,853       $   565,546
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

                            FINLAY ENTERPRISES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                           ACCUMULATED
                                                                                             OTHER
                                                                                          COMPREHENSIVE
                                                                                             INCOME/
                                         COMMON STOCK                                      UNAMORTIZED
                                      ------------------------   ADDITIONAL    RETAINED    RESTRICTED                     TOTAL
                                       NUMBER                     PAID- IN     EARNINGS       STOCK        TREASURY    STOCKHOLDERS'
                                      OF SHARES        AMOUNT     CAPITAL      (DEFICIT)   COMPENSATION      STOCK        EQUITY
                                      ---------        ------     -------      ---------   ------------      -----        ------
Balance, February 3, 2001 .......... 10,336,986    $       104  $    77,332   $    58,023   $      --     $    (1,119)  $   134,340
  Net income (loss) ................       --             --           --          18,535          --            --          18,535
  Fair value of gold forward
      contracts at February 4, 2001.       --             --           --            --              24          --              24
  Change in fair value of gold
      forward contracts ............       --             --           --            --              72          --              72
  Exercise of stock options ........     16,967           --            178          --            --            --             178
  Issuance of restricted stock .....    100,000              1        1,218          --            (913)         --             306
  Purchase of treasury stock .......   (507,330)          --           --            --            --          (4,248)       (4,248)
                                      ---------    -----------  -----------   -----------   -----------   -----------   -----------
Balance, February 2, 2002 ..........  9,946,623            105       78,728        76,558          (817)       (5,367)      149,207
  Net income (loss) ................       --             --           --            (856)         --            --            (856)
  Change in fair value of gold
      forward contracts ............       --             --           --            --            (376)         --            (376)
  Exercise of stock options ........     76,760           --            830          --            --            --             830
  Amortization of restricted
      stock compensation ...........       --             --           --            --             153          --             153
  Purchase of treasury stock .......   (577,562)          --           --            --            --          (6,515)       (6,515)
                                      ---------    -----------  -----------   -----------   -----------   -----------   -----------
Balance, August 3, 2002
   (unaudited) .....................  9,445,821    $       105  $    79,558   $    75,702   $    (1,040)  $   (11,882)  $   142,443
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

                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                            THIRTEEN WEEKS ENDED
                                                                                        ----------------------------
                                                                                         AUGUST 4,        AUGUST 3,
                                                                                           2001              2002
                                                                                        ----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)..............................................................       $   (1,061)      $      (473)
  Adjustments to reconcile net income (loss) to net cash provided from operating activities:
  Depreciation and amortization..................................................            5,055             4,437
  Amortization of deferred financing costs.......................................              309               294
  Amortization of restricted stock compensation..................................               76                78
  Other, net.....................................................................              821               302
  Changes in operating assets and liabilities:
     Decrease in accounts and other receivables..................................            3,221             1,736
     Decrease in merchandise inventories.........................................           11,747             6,852
     (Increase) decrease in prepaid expenses and other...........................             (465)              269
     Decrease in accounts payable and accrued liabilities........................           (3,435)          (11,976)
                                                                                        ----------       -----------
        NET CASH PROVIDED FROM OPERATING ACTIVITIES..............................           16,268             1,519
                                                                                        ----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and leasehold improvements....................           (2,366)           (2,613)
  Deferred charges and other, net..................................................           (933)           (2,519)
                                                                                        ----------       -----------
        NET CASH USED IN INVESTING ACTIVITIES....................................           (3,299)           (5,132)
                                                                                        ----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility........................................          141,151           157,740
  Principal payments on revolving credit facility................................         (154,749)         (153,300)
  Purchase of treasury stock.....................................................                -              (712)
  Stock options exercised........................................................              155               474
                                                                                        ----------       -----------
        NET CASH PROVIDED FROM  (USED IN)  FINANCING ACTIVITIES..................          (13,443)            4,202
                                                                                        ----------       -----------
        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........................             (474)              589
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...................................            3,095             2,851
                                                                                        ----------       -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD.........................................       $    2,621       $     3,440
                                                                                        ==========       ===========
Supplemental disclosure of cash flow information:
  Interest paid..................................................................       $    1,986       $     1,110
  Income taxes paid..............................................................            3,031             2,445


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           TWENTY-SIX WEEKS ENDED
                                                                                        ----------------------------
                                                                                         AUGUST 4,        AUGUST 3,
                                                                                           2001              2002
                                                                                        -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)..............................................................       $    (2,780)     $      (856)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization..................................................             9,883            8,794
  Amortization of deferred financing costs.......................................               618              588
  Amortization of restricted stock compensation..................................               153              153
  Other, net.....................................................................             1,404              875
  Changes in operating assets and liabilities:
     Increase in accounts and other receivables..................................           (10,448)         (28,954)
     Decrease in merchandise inventories.........................................             9,403            2,608
     Increase in prepaid expenses and other......................................            (1,236)          (1,217)
     Decrease in accounts payable and accrued liabilities........................          (102,594)         (69,868)
                                                                                        -----------      -----------
        NET CASH USED IN OPERATING ACTIVITIES....................................           (95,597)         (87,877)
                                                                                        -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and leasehold improvements....................            (6,223)          (5,516)
  Deferred charges and other.....................................................            (3,101)          (3,273)
                                                                                        -----------      -----------
        NET CASH USED IN INVESTING ACTIVITIES....................................            (9,324)          (8,789)
                                                                                        -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility........................................           370,769          287,979
  Principal payments on revolving credit facility................................          (294,202)        (231,345)
  Purchase of treasury stock.....................................................              (865)          (6,515)
  Stock options exercised........................................................               178              618
                                                                                        -----------      -----------
        NET CASH PROVIDED FROM FINANCING ACTIVITIES..............................            75,880           50,737
                                                                                        -----------      -----------
        DECREASE IN CASH AND CASH EQUIVALENTS....................................           (29,041)         (45,929)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...................................            31,662           49,369
                                                                                        -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD.........................................       $     2,621      $     3,440
                                                                                        ===========      ===========
Supplemental disclosure of cash flow information:
  Interest paid..................................................................       $    13,004      $    11,592
  Income taxes paid..............................................................            11,895            5,926



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF ACCOUNTING AND PRESENTATION

     The accompanying unaudited consolidated financial statements of Finlay Enterprises, Inc. (the "Company" or the "Registrant"), and its wholly owned subsidiary, Finlay Fine Jewelry Corporation and its wholly owned subsidiaries ("Finlay Jewelry"), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. References to "Finlay" mean collectively, the Company and Finlay Jewelry. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of August 3, 2002, and the results of operations and cash flows for the thirteen weeks and twenty-six weeks ended August 4, 2001 and August 3, 2002. Due to the seasonal nature of the business, results for interim periods are not indicative of annual results. The unaudited consolidated financial statements have been prepared on a basis consistent with that of the audited consolidated financial statements as of February 2, 2002 referred to below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission").

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

     MERCHANDISE INVENTORIES: Consolidated inventories are stated at the lower of cost or market determined by the last-in, first-out ("LIFO") method. The cost to Finlay of gold merchandise sold on consignment, which typically varies with the price of gold, is not fixed until the merchandise is sold. Finlay at times enters into futures contracts, such as options or forwards, based upon the anticipated sales of gold product in order to hedge against the risk of gold price fluctuations. Changes in the market value of futures contracts are accounted for as an addition to or reduction from the inventory cost. For the year ended February 2, 2002 and the thirteen and twenty-six weeks ended August 3, 2002, the gain/loss on open futures contracts was not material. At February 2, 2002, the Company had several open positions in futures contracts for gold totaling 17,500 fine troy ounces, valued at $4.8 million. At August 3, 2002, the Company had several open positions in gold futures contracts totaling 35,500 fine troy ounces, valued at $10.8 million.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     In 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No.133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires that all derivative instruments be recorded on the balance sheet as either an asset or liability measured at its fair value. The Company designated its derivative instruments, consisting of gold forward contracts, as cash flow hedges. For derivative instruments designated as cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income, a separate component of stockholders' equity, and is reclassified into earnings when the offsetting effects of the hedged transaction affects earnings. At February 2, 2002, the fair value of the gold forward contracts resulted in the recognition of an asset of $160,500. The gain recorded in accumulated other comprehensive income of $96,000, net of tax, was reclassified into earnings during 2002. At August 3, 2002, the fair value of the gold forward contracts resulted in the recognition of a liability of $470,900. The loss recorded in accumulated other comprehensive income of $280,000, net of tax, will be reclassified into earnings during the remainder of 2002.

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

     NET INCOME (LOSS) PER SHARE: Net income (loss) per share has been computed in accordance with SFAS No. 128, "Earnings per Share". Basic and diluted net income (loss) per share were calculated using the weighted average number of shares outstanding during each period, with options to purchase Common Stock included in diluted net income (loss) per share, using the treasury stock method, to the extent that such options were dilutive. As the Company had a net loss for the thirteen weeks and twenty-six weeks ended August 4, 2001 and August 3, 2002, the dilutive stock options outstanding are not considered in the calculation of dilutive net income (loss) per share due to their anti-dilutive effect. As a result, the weighted average number of shares outstanding used for both the basic and dilutive net income (loss) per share calculations was the same.

     COMPREHENSIVE INCOME: In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This Statement requires disclosure of comprehensive income, defined as the total of net income and all other non-owner changes in equity, which under generally accepted accounting principles, are recorded directly to the stockholders' equity section of the consolidated balance sheet and, therefore, bypass net income. For 2001 and 2002, the only non-owner change in equity related to the change in fair value of the Company's outstanding gold forward contracts. For the thirteen weeks ended August 4, 2001 and August 3, 2002, the comprehensive loss was $0.9 million and $0.8 million, respectively. For the twenty-six weeks ended August 4, 2001 and August 3, 2002, the comprehensive loss was $2.7 million and $1.2 million, respectively.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     GOODWILL: In 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which addresses the financial accounting and reporting standards for acquired goodwill and other intangibles and supersedes APB No. 17, Intangible Assets. The accounting standard requires that goodwill no longer be amortized over its estimated useful life, but tested for impairment on an annual basis. Goodwill will be tested for impairment between annual tests if an event occurs which indicates goodwill may be impaired. Amortization of goodwill was discontinued as of February 3, 2002. During the first quarter of 2002, an impairment test was performed and the Company determined that there was no impairment of goodwill and there have been no events in the second quarter which would indicate that an impairment has occurred.

     The following is a reconciliation of reported Net income (loss) and Net income (loss) per share adjusted to reflect the impact of the discontinuance of goodwill amortization for the thirteen weeks and twenty-six weeks ended August 4, 2001. The Company's actual Net income (loss) and Net income (loss) per share for the thirteen weeks and twenty-six weeks ended August 3, 2002 are shown for comparative purposes.

                                                            THIRTEEN WEEKS ENDED              TWENTY-SIX WEEKS ENDED
                                                       ------------------------------       ----------------------------
                                                        AUGUST 4,         AUGUST 3,          AUGUST 4,        AUGUST 3,
                                                          2001              2002              2001             2002
                                                       -----------        -----------       ----------        ---------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
NET INCOME (LOSS):
Reported net income (loss) ..........................  $    (1,061)       $      (473)      $   (2,780)       $    (856)
Add: Goodwill amortization ........................            939            -                  1,878             -
Less: Tax impact of deductible goodwill .............          (80)           -                   (160)            -
                                                       -----------        -----------       ----------        ---------
Adjusted net income (loss) ..........................  $      (202)       $      (473)      $   (1,062)       $    (856)
                                                       ===========        ===========       ==========        =========

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:
Reported net income (loss) per share ................  $     (0.10)       $     (0.05)      $    (0.27)       $   (0.09)
Add: Goodwill amortization, net .....................         0.08            -                   0.16             -
                                                       -----------        -----------       ----------        ---------
Adjusted net income (loss) per share.................  $     (0.02)       $     (0.05)      $    (0.11)       $   (0.09)
                                                       ===========        ===========       ==========        =========


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

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - SHORT AND LONG-TERM DEBT

     Finlay's revolving credit agreement (the "Revolving Credit Agreement"), which expires in March 2003, provides Finlay with a senior secured revolving line of credit of up to $275.0 million, inclusive of a $50.0 million acquisition facility, to finance working capital needs. The Company has begun the process of renewing the Revolving Credit Agreement. There can be no assurances that a new revolving credit facility will be executed on terms equal to or more favorable than the expiring Revolving Credit Agreement, or that a new agreement can be completed at all. Finlay would be adversely affected if it were unable to secure a new revolving credit facility.

     The Company has outstanding 9% Senior Debentures, due May 1, 2008, having an aggregate principal amount of $75.0 million (the "Senior Debentures") and Finlay Jewelry has outstanding 8% Senior Notes, due May 1, 2008, having an aggregate principal amount of $150.0 million (the "Senior Notes"). The indentures relating to the Senior Debentures and Senior Notes are collectively referred to as the "Senior Indentures".

NOTE  5 - MERCHANDISE INVENTORIES

     Merchandise inventories consisted of the following:

                                                                                                   (UNAUDITED)
                                                                            FEBRUARY 2,             AUGUST 3,
                                                                               2002                   2002
                                                                           ------------           ------------
                                                                                       (IN THOUSANDS)
   Jewelry goods - rings, watches and other fine jewelry
       (specific identification basis)...............................      $    314,473           $    312,781
   Less:  Excess of specific identification cost over LIFO
       inventory value...............................................             9,965                 10,881
                                                                           ------------           ------------
                                                                           $    304,508           $    301,900
                                                                           ============           ============


     The LIFO method had the effect of increasing the loss before income taxes for the thirteen weeks ended August 4, 2001 and August 3, 2002 by $803,000 and $716,000, respectively. The effect of applying the LIFO method for the twenty-six weeks ended August 4, 2001 and August 3, 2002 was to increase the loss before income taxes by $994,000 and $916,000, respectively. Finlay determines its LIFO inventory value by utilizing selected producer price indices published for jewelry and watches by the Bureau of Labor Statistics.

     Approximately $359,729,000 and $348,157,000 at February 2, 2002 and August 3, 2002, respectively, of merchandise received on consignment has been excluded from Merchandise inventories and Accounts payable-trade in the accompanying Consolidated Balance Sheets.

     Finlay Jewelry is party to an amended and restated gold consignment agreement (the "Gold Consignment Agreement"), which expires on September 30, 2002. Finlay Jewelry is currently in the process of amending and extending the Gold Consignment Agreement. The Gold Consignment Agreement enables Finlay Jewelry to receive consignment merchandise by providing gold, or otherwise making

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  5 - MERCHANDISE INVENTORIES (CONTINUED)

payment, to certain vendors. While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to the gold consignor.

      Although the gold consignor has increased the limit to the lesser of (i) 160,000 fine troy ounces or (ii) $45.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement, at August 3, 2002, Finlay Jewelry was limited by the Senior Indentures to a consignment total of $37.0 million worth of gold. During August 2002, Finlay obtained the requisite approvals from holders of the Senior Notes and Senior Debentures to increase the consignment limit from $37.0 million to $50.0 million worth of gold. At August 3, 2002, amounts outstanding under the Gold Consignment Agreement totaled 121,242 fine troy ounces, valued at approximately $36.9 million. For financial statement purposes, the consigned gold is not included in Merchandise inventories on the Company's Consolidated Balance Sheets and, therefore, no related liability has been recorded.

NOTE 6 - LEASE AGREEMENTS

     Finlay conducts all of its operations as leased departments in department stores. All of these leases, as well as rentals for office space and equipment, are accounted for as operating leases. A substantial number of such operating leases expire on various dates through 2008. All references herein to leased departments refer to departments operated pursuant to license agreements or other arrangements with host department stores.

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

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - LEASE AGREEMENTS (CONTINUED)

                                         THIRTEEN WEEKS ENDED                 TWENTY-SIX WEEKS ENDED
                                   ---------------------------------     ---------------------------------
                                     AUGUST 4,          AUGUST 3,          AUGUST 4,         AUGUST 3,
                                        2001              2002               2001               2002
                                   ---------------    --------------     --------------    ---------------
                                                                 (IN THOUSANDS)
     Minimum fees..............       $    2,143       $      633            $    4,075      $    1,273
     Contingent fees...........           30,101           30,256                60,103          60,659
                                      ----------       ----------            ----------      ----------
       Total...................       $   32,244       $   30,889            $   64,178      $   61,932
                                      ==========       ==========            ==========      ==========

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

     The Company recorded a pre-tax charge in the fourth quarter of 1999 of $28.6 million, or $1.62 per share on a diluted basis after-tax. The charge included the write down of inventory and fixed assets, employee payroll and severance costs, realization of foreign exchange losses and other close-down costs. As of February 2, 2002, the Company's exit plan was completed with the exception of certain employee litigation and other legal matters. To date, the Company has charged a total of approximately $26.0 million against its original estimate of $28.6 million. All of Sonab's employees, excluding those that were hired by the buyer, were involuntarily terminated, including sales associates, supervisors and corporate personnel. The Company does not believe future operating results will be materially impacted by any remaining payments.

NOTE 8 - STOCK REPURCHASE PROGRAM AND RESTRICTED STOCK

     On December 1, 2000, the Company announced that its Board of Directors had approved a stock repurchase program to acquire up to $20 million of outstanding Common Stock. The Company may, at the discretion of management, purchase its Common Stock, from time to time through September 30, 2002. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, availability under Finlay's revolving credit facility, compliance with certain restrictive covenants and its cash position and requirements going forward. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. During fiscal 2000 and 2001, the Company repurchased 599,330 shares for approximately $5,367,000. During the first half of fiscal 2002, the Company repurchased an additional 577,562 shares for $6,515,000, including (i) the repurchase of 526,562 shares for $5,792,000 from a partnership, the managing partner of the general

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - STOCK REPURCHASE PROGRAM AND RESTRICTED STOCK (CONTINUED)

partner of which is also a director of Finlay and (ii) the repurchase of an aggregate 50,000 shares for $712,500 from a partnership and a trust affiliated with a director of Finlay and certain other persons affiliated therewith.

     On February 4, 2001, an executive officer of the Company was issued 100,000 shares of Common Stock, subject to restrictions ("Restricted Stock"), pursuant to a restricted stock agreement. The Restricted Stock becomes fully vested after four years of continuous employment by the Company and is accounted for as a component of stockholders' equity. Compensation expense of approximately $1.2 million is being amortized over four years. Amortization for both of the thirteen week and twenty-six week periods ended August 4, 2001 and August 3, 2002 totaled approximately $78,000 and $153,000, respectively.

NOTE 9 - STORE GROUP CLOSINGS

     On February 8, 2001, Federated announced its plans to close its Stern's division of which Finlay operated 23 departments. During March 2001, Finlay closed two departments and the remaining 21 Stern's departments were closed during the second quarter of 2001. Finlay recorded a charge of approximately $1.0 million, during the first half of 2001, related to the write-off of fixed assets and employee severance. During 2001, Federated acquired the Liberty House department store chain. Finlay operated in all twelve of the Liberty House department stores through mid-November 2001. Finlay recorded a charge of approximately $150,000, during the fourth quarter of 2001, related to the write-off of fixed assets and employee severance. During the first half of 2002, sales were reduced by approximately $23.0 million compared to the first half of 2001 as a result of the closings of Stern's, Liberty House and another smaller host store group.

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

     Certain of the Company's significant accounting policies are described in
Note 2 of Notes to the Consolidated Financial Statements. The Company believes that the following discussion addresses the critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results and require management's most difficult, subjective or complex judgments. The Company is not aware of any likely events or circumstances which would result in different amounts being reported that would materially affect its financial condition or results of operations.

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

     The Company is exposed to market risk related to changes in the price of gold and at times enters into futures contracts, such as options or forwards, to hedge against the risk of gold price fluctuations. In 2001, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which requires that all derivative instruments be recorded on the balance sheet as either an asset or a liability measured at its fair value. Accounting for derivative instruments under this pronouncement did not have a material impact on the Company's financial condition, results of operations and cash flows for the thirteen weeks and twenty-six weeks ended August 3, 2002.

     REVENUE RECOGNITION

     The Company recognizes revenue upon the sale of merchandise, either owned or consigned, to its customers, net of anticipated returns.

     COVENANT REQUIREMENTS

     The Company's agreements covering the Revolving Credit Agreement, the Senior Debentures and the Senior Notes each require that Finlay comply with certain restrictive and financial covenants. In addition, Finlay Jewelry is party to the Gold Consignment Agreement, which also contains certain covenants. As of and for the twenty-six weeks ended August 3, 2002, the Company was in compliance with all of its covenants. Should the Company's results of operations significantly erode, the Company may not be in compliance with its covenants. Although management believes that the Company would be able to obtain a waiver or amendment, if required, in the event that the Company is unable to obtain such waiver or amendment, the outstanding balances could become due immediately.

EFFECT OF NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives are no longer to be amortized but tested for impairment on an annual basis. Goodwill will be tested for impairment between annual tests if an event occurs which indicates goodwill may be impaired. The Company adopted this pronouncement in 2002 and has determined that there was no impairment of goodwill as of February 3, 2002. The Company's annual goodwill amortization in 2001 totaled $3.7 million.

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

ACCOUNTING STANDARDS NOT YET ADOPTED

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections". This statement amends certain existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Additionally, the provisions provide that gains and losses from debt-extinguishment are not automatically shown as an extraordinary item on a company's statement of operations. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the financial position or results of operations of the Company.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material impact on the financial position or results of operations of the Company.

RESULTS OF OPERATIONS

     The following table sets forth operating results as a percentage of sales for the periods indicated:

STATEMENTS OF OPERATIONS DATA
(UNAUDITED)

                                                                    THIRTEEN WEEKS ENDED             TWENTY-SIX WEEKS ENDED
                                                                 ----------------------------     -----------------------------
                                                                 AUGUST 4,        AUGUST 3,       AUGUST 4,         AUGUST 3,
                                                                    2001             2002            2001              2002
                                                                 -----------      -----------     -----------       -----------
Sales......................................................        100.0%           100.0%          100.0%            100.0%
Cost of sales..............................................         50.2             50.9            49.7              50.4
                                                                 -----------      -----------     -----------       -----------
    Gross margin...........................................         49.8             49.1            50.3              49.6
Selling, general and administrative expenses...............         44.4             43.9            45.3              44.5
Depreciation and amortization..............................          2.6              2.4             2.5               2.3
                                                                 -----------      -----------     -----------       -----------
    Income (loss) from operations..........................          2.8              2.8             2.5               2.8
Interest expense, net......................................          3.6              3.4             3.5               3.3
                                                                 -----------      -----------     -----------       -----------
    Income (loss) before income taxes......................         (0.8)            (0.6)           (1.0)             (0.5)
Provision (benefit) for income taxes.......................         (0.2)            (0.3)           (0.3)             (0.3)
                                                                 -----------      -----------     -----------       -----------
    Net income (loss)......................................         (0.6)%           (0.3)%          (0.7)%            (0.2)%
                                                                 ===========      ===========     ===========       ===========

THIRTEEN WEEKS ENDED AUGUST 3, 2002 COMPARED WITH THIRTEEN WEEKS ENDED AUGUST 4, 2001

     SALES. Sales for the thirteen weeks ended August 3, 2002, decreased $9.0 million, or 4.6%, over the comparable period in 2001. Comparable department sales (departments open for the same months during comparable periods) increased 0.3%. The decrease in total sales is the result of the 2001 closing of three host store groups, which contributed approximately $11.0 million of sales in the second quarter of 2001, offset by the net effect of new store openings and closings.

     During the thirteen weeks ended August 3, 2002, Finlay opened two departments and closed five departments. The openings and closings were all within existing store groups.

     With the continuing weak retail environment, the Company experienced softer than anticipated sales trends in the month of August.

     GROSS MARGIN. Gross margin for the period decreased by $5.9 million in 2002 compared to 2001, primarily as a result of the sales decrease. As a percentage of sales, gross margin decreased by 0.7%, primarily reflecting a continued emphasis on clearance events.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") decreased $5.0 million, or 5.8%, due primarily to payroll expense and lease fees associated with the decrease in the Company's sales. As a percentage of sales, SG&A decreased 0.5% due to the Company's continued focus on appropriate expense reductions, specifically relating to payroll and other expenses. Included in the 2001 period were charges of approximately $0.9 million relating to the closure of a host store group.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased by $0.6 million, which reflects the discontinuance of goodwill amortization of approximately $0.9 million and the effect of certain assets becoming fully depreciated, offset by additional depreciation and amortization as a result of capital expenditures and capitalized software costs for the most recent twelve months.

     INTEREST EXPENSE, NET. Interest expense decreased by $0.7 million primarily due to a lower weighted average interest rate (7.4% for the 2002 period compared to 7.7% for the comparable period in 2001)
and a decrease in average borrowings ($296.8 million for the period in 2002 compared to $321.2 million for the comparable period in 2001).

     PROVISION (BENEFIT) FOR INCOME TAXES. The income tax provision for the 2002 and 2001 periods reflects an effective tax rate of 40.5%.

     NET INCOME (LOSS). The net loss of $0.5 million for the 2002 period was $0.6 million lower as compared to the net loss in the prior period as a result of the factors discussed above.

TWENTY-SIX WEEKS ENDED AUGUST 3, 2002 COMPARED WITH TWENTY-SIX WEEKS ENDED AUGUST 4, 2001

     SALES. Sales for the twenty-six weeks ended August 3, 2002 decreased $14.9 million, or 3.8%, over the comparable period in 2001. Comparable department sales increased 1.2%. The decrease in total sales is the result of the 2001 closing of three host store groups, which contributed approximately $23.0 of sales in the first half of 2001, offset by the net effect of new store openings and closings.

     During the twenty-six weeks ended August 3, 2002, Finlay opened eight departments and closed 13 departments. The openings and closings were all within existing store groups.

     GROSS MARGIN. Gross margin for the period decreased by $10.3 million, primarily as a result of the sales decrease. As a percentage of sales, gross margin decreased by 0.7% due to management's continued efforts to increase market penetration and market share through its pricing strategy, as well as a continued emphasis on clearance events.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A decreased $9.9 million, or 5.6%, due primarily to payroll expense and lease fees associated with the decrease in the Company's sales. SG&A as a percentage of sales decreased by 0.8% due to (i) a charge of $0.4 million relating to the consolidation of a host store group in 2002 compared to a charge of $1.0 million relating to the closure of a host store group in 2001, (ii) a decrease in gross advertising expenditures and (iii) the leverage generated through higher than planned sales.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased by $1.1 million, reflecting the discontinuance of goodwill amortization of $1.9 million and the effect of certain assets becoming fully depreciated, offset by additional depreciation and amortization as a result of capital expenditures and capitalized software costs for the most recent twelve months.

     INTEREST EXPENSE, NET. Interest expense decreased by $1.5 million primarily due to a lower weighted average interest rate (7.7% for the 2002 period compared to 8.0% for the comparable period in 2001) and a decrease in average borrowings ($280.4 million for the period in 2002 compared to $306.0 million for the comparable period in 2001).

     PROVISION (BENEFIT) FOR INCOME TAXES. The income tax provision for the 2002 and 2001 periods reflects an effective tax rate of 40.5%.

     NET INCOME (LOSS). The net loss of $0.9 million for the 2002 period was $1.9 million lower than the net loss in the prior period as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Finlay's primary capital requirements are for funding working capital for new departments and for working capital growth of existing departments and, to a lesser extent, capital expenditures for opening new departments, renovating existing departments and information technology investments. For the twenty-six weeks ended August 4, 2001 and August 3, 2002, capital expenditures totaled $6.2 million and $5.5 million, respectively. For 2001, capital expenditures totaled $13.9 million and for 2002 are estimated to be approximately $12.0 to $13.0 million. Although capital expenditures are limited by the terms of the Revolving Credit Agreement, to date this limitation has not precluded the Company from satisfying its capital expenditure requirements.

     Finlay's operations substantially preclude customer receivables as Finlay's lease agreements require host stores to remit sales proceeds for each month (without regard to whether such sales were cash, store credit or national credit card) to Finlay approximately three weeks after the end of such month. In recent years, on average, approximately 50% of Finlay's domestic merchandise has been carried on consignment. Accordingly, management believes that relatively modest levels of working capital are required in comparison to many other retailers. The Company's working capital balance was $197.6 million at August 3, 2002, a decrease of $4.9 million from February 2, 2002. The decrease resulted primarily from the impact of the interim net loss (exclusive of depreciation and amortization), capital expenditures, additions to deferred charges and the purchase of treasury stock.

     The seasonality of Finlay's business causes working capital requirements, and therefore borrowings under the Revolving Credit Agreement, to reach their highest level in the months of October, November and December in anticipation of the year-end holiday season. Accordingly, Finlay experiences seasonal cash needs as inventory levels peak. Additionally, Finlay's lease agreements provide for accelerated payments during the months of November and December, which require most host store groups to remit to Finlay 75% of the estimated months' sales prior to or shortly following the end of that month. These proceeds result in a significant increase in the Company's cash, which is used to reduce the Company's borrowings under the Revolving Credit Agreement. Inventory levels decreased by $13.0 million, or 4.1%, as compared to August 4, 2001, as a result of the closing of three host store groups and a continued monitoring of inventory levels. The reduced inventory levels favorably impacted the Company's outstanding borrowings under the Revolving Credit Agreement.

     The Revolving Credit Agreement, which expires in March 2003, provides Finlay with a line of credit of up to $275.0 million, inclusive of a $50.0 million acquisition facility, to finance working capital needs. The Company has begun the process of renewing the Revolving Credit Agreement. There can be no assurances that a new revolving credit facility will be executed on terms equal to or more favorable than the expiring Revolving Credit Agreement, or that a new agreement can be completed at all. Finlay would be adversely affected if it were unable to secure a new revolving credit facility. Amounts outstanding under the Revolving Credit Agreement bear interest at a rate equal to, at Finlay's option,
(i) the Index Rate (as defined in the Revolving Credit Agreement) plus a margin ranging from zero to 1.0% or (ii) adjusted LIBOR plus a margin ranging from 1.0% to 2.0%, in each case depending on the financial performance of the Company.

     In each year, Finlay is required to reduce the outstanding revolving credit balance and letter of credit balance under the Revolving Credit Agreement to $50.0 million or less and $20.0 million or less, respectively, for a 30 consecutive day period (the "Balance Reduction Requirement"). Borrowings under the Revolving Credit Agreement at August 3, 2002 were $56.6 million, compared to a zero balance at February 2, 2002 and $76.6 million at August 4, 2001. The average amounts outstanding under the Revolving Credit Agreement were $81.0 million and $55.4 million for the twenty-six weeks ended August 4, 2001 and August 3, 2002, respectively. The maximum amount outstanding for the twenty-six weeks ended August 3, 2002 was $88.9 million, at which point the unused excess availability was $127.4 million, excluding the acquisition facility.

     Finlay's long-term needs for external financing will depend on its rate of growth, the level of internally generated funds and the ability to continue obtaining substantial amounts of merchandise on advantageous terms, including consignment arrangements with its vendors. For 2001, Finlay had an average balance of consignment merchandise of $377.4 million as compared to an average balance of $372.9 million in 2000. As of August 3, 2002, $348.2 million of consignment merchandise from approximately 300 vendors was on hand as compared to $370.1 million at August 4, 2001.

     A significant amount of Finlay's operating cash flow has been used or will be required to pay interest, directly or indirectly, with respect to the Senior Debentures, the Senior Notes and amounts due under the Revolving Credit Agreement, including the payments required pursuant to the Balance Reduction Requirement. As of August 3, 2002, Finlay's outstanding borrowings were $281.6 million, which included a $75.0 million balance under the Senior Debentures, a $150.0 million balance under the Senior Notes and a $56.6 million balance under the Revolving Credit Agreement. At August 3, 2002, the Company was in compliance with all of its covenants under the Revolving Credit Agreement and the Senior Indentures.

     Finlay Jewelry is party to the Gold Consignment Agreement, which expires on September 30, 2002. The Gold Consignment Agreement enables Finlay Jewelry to receive consignment merchandise by providing gold, or otherwise making payment, to certain vendors. While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to the gold consignor. Although the gold consignor has increased the limit to the lesser of
(i) 160,000 fine troy ounces or (ii) $45.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement, at August 3, 2002, Finlay Jewelry was limited by the Senior Indentures to a consignment total of $37.0 million worth of gold. During August 2002, Finlay obtained the requisite approvals from holders of the Senior Notes and Senior Debentures to increase the consignment limit from $37.0 million to $50.0 million worth of gold. Finlay Jewelry is currently in the process of amending and extending the Gold Consignment Agreement, however there are no assurances that this will be completed. At August 3, 2002, amounts outstanding under the Gold Consignment Agreement totaled 121,242 fine troy ounces, valued at approximately $36.9 million. The average amount outstanding under the Gold Consignment Agreement was $33.3 million in 2001. At August 3, 2002, Finlay Jewelry was in compliance with the covenants under the Gold Consignment Agreement.

     The following tables summarize the Company's contractual and commercial obligations which may have an impact on future liquidity and the availability of capital resources, as of August 3, 2002 (dollars in thousands):


                                                            PAYMENTS DUE BY PERIOD
                                  ----------------------------------------------------------------------------
  CONTRACTUAL OBLIGATIONS           TOTAL       LESS THAN 1 YEAR    1 - 3 YEARS   4 - 5 YEARS    AFTER 5 YEARS
-------------------------------   ---------     ----------------    -----------   -----------    -------------
Senior Notes (due 2008)........   $ 150,000         $   -             $   -        $   -            $  150,000
Senior Debentures (due 2008)...      75,000             -                 -            -                75,000
Operating leases (1)...........      19,346             3,263             6,481        6,407             3,195
                                  ---------         ---------         ---------    ---------        ----------
Total .........................   $ 244,346         $   3,263         $   6,481    $   6,407        $  228,195
                                  =========         =========         =========    =========        ==========

--------------------
(1) Represents future minimum payments under noncancellable operating leases as of February 2, 2002.

                                                         AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
   OTHER COMMERCIAL              --------------------------------------------------------------------------------
   COMMITMENTS                        TOTAL        LESS THAN 1 YEAR    1 - 3 YEARS   4 - 5 YEARS    AFTER 5 YEARS
                                 --------------    ----------------    -----------   -----------    -------------
Revolving Credit
    Agreement (due 2003) (1)...    $  56,634           $ 56,634          $   -          $ -             $ -
Gold Consignment
   Agreement (due 2002)........       36,900             36,900              -            -               -
Letters of credit..............        4,250              2,000              2,250        -               -
                                   ---------          ---------          ---------     ----           -----
Total .........................    $  97,784          $  95,534          $   2,250      $ -             $ -
                                   =========          =========          =========     ====           =====

--------------------
(1) The outstanding balance on the Revolving Credit Agreement at September 10, 2002 was $87.1 million.

     Finlay believes that, based upon current operations, anticipated growth, and continued availability under the Revolving Credit Agreement, Finlay Jewelry will, for the foreseeable future, be able to meet its debt service and anticipated working capital obligations, and to make distributions to the Company sufficient to permit the Company to meet its debt service obligations and to pay certain other expenses as they come due. No assurances, however, can be given that Finlay Jewelry's current level of operating results will continue or improve or that Finlay Jewelry's income from operations will continue to be sufficient to permit Finlay Jewelry and the Company to meet their debt service and other obligations. Currently, Finlay Jewelry's principal financing arrangements restrict annual distributions from Finlay Jewelry to the Company to 0.25% of Finlay Jewelry's net sales for the preceding fiscal year and also allow distributions to the Company to enable it to make interest payments on the Senior Debentures. Other distributions, including those required to fund stock repurchases, are subject to Finlay's satisfaction of certain restrictive covenants. The amounts required to satisfy the aggregate of Finlay Jewelry's interest expense and required amortization payments totaled $9.6 million and $8.2 million for the twenty-six week periods August 4, 2001 and August 3, 2002, respectively.

     In December 2000, the Company announced that its Board of Directors had approved a stock repurchase program to acquire up to $20 million of outstanding Common Stock. The Company may, at the discretion of management, purchase its Common Stock, from time to time through September 30, 2002, under the stock repurchase program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, availability under Finlay's revolving credit facility, compliance with certain restrictive covenants and its cash position and requirements going forward. To date, the Company has repurchased 1,176,892 shares for $11.9 million.

     In March 2002, the Company implemented a new merchandising and inventory control system and a point-of-sale system for Finlay's departments. These systems will serve to support future growth of the Company as well as provide improved analysis and reporting capabilities and more timely sales and inventory information to facilitate merchandising solutions. Additionally, these systems will provide the foundation for future productivity and expense control initiatives. At August 3, 2002, a total of approximately $22.1 million has been expended for software and implementation costs and is included in Deferred charges and other assets.

     From time to time, Finlay enters into futures contracts, such as options or forwards, based upon the anticipated sales of gold product in order to hedge against the risk arising from its payment arrangements. Changes in the market value of futures contracts are accounted for as an addition to or reduction from the inventory cost. For the year ended February 2, 2002 and the twenty-six weeks ended August 3, 2002, the gain or loss on open futures contracts was not material. At August 3, 2002, the Company had several open positions in futures contracts for gold. There can be no assurance that these hedging techniques will be successful or that hedging transactions will not adversely affect the Company's results of operations or financial position.

     In February 2001, Federated announced its plans to close its Stern's division of which Finlay operated 23 departments. During March 2001, Finlay closed two departments and the remaining 21 Stern's departments were closed during the second quarter of 2001. Finlay recorded a charge of approximately $0.9 million, during the second quarter of 2001, related to the write-off of fixed assets and employee severance. During 2001, Federated acquired the Liberty House department store chain. Finlay operated in all twelve of the Liberty House department stores through mid-November 2001. Finlay recorded a charge of approximately $150,000, during the fourth quarter of 2001, related to the write-off of fixed assets and employee severance. During the first half of 2002, sales were reduced by approximately $23.0 million compared to the first half of 2001 as a result of the department closings of Stern's, Liberty House and another smaller host store group.

     During 1998, Sonab, the Company's European leased jewelry department subsidiary, began to experience lower sales trends due to the transition from a promotional pricing strategy to an everyday low price strategy. This change was made as a result of Sonab reassessing its pricing policy following certain local French court decisions. The adverse impact of such change continued through 1999. As a result of the foregoing, on January 3, 2000, Sonab sold the majority of its assets for approximately $9.9 million. After the sale, the buyer operated more than 80 locations previously included in Sonab's 130-location base in France. The remaining departments were closed. The Company recorded a pre-tax charge in the fourth quarter of 1999 of $28.6 million, or $1.62 per share on a diluted basis after-tax. The charge included the write down of inventory and fixed assets, employee payroll and severance costs, realization of foreign exchange losses and other close-down costs. As of February 2, 2002, the Company's exit plan was completed with the exception of certain employee litigation and other legal matters. To date, the Company has charged a total of approximately $26.0 million against its original estimate of $28.6 million. All of Sonab's employees, excluding those that were hired by the buyer, were involuntarily terminated, including sales associates, supervisors and corporate personnel. The Company does not believe future operating results or liquidity will be materially impacted by any remaining payments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk through the interest rate on its borrowings under the Revolving Credit Agreement, which has a variable interest rate. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. In addition, the majority of the Company's borrowings are under fixed rate arrangements. In addition, the Company is exposed to market risk related to changes in the price of gold, and selectively uses forward contracts to manage this risk. The Company enters into forward contracts for the purchase of gold to hedge the risk of gold price fluctuations for future sales of gold consignment merchandise. The Company does not enter into forward contracts or other financial instruments for speculation or trading purposes. The aggregate amount of forward contracts was $10.8 million at August 3, 2002, which expire during 2002.

ITEM 4. CONTROLS AND PROCEDURES

     Not applicable.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of the Stockholders of the Company was held on June 20, 2002, pursuant to notice, at which Messrs. Rohit M. Desai, Michael Goldstein and Thomas H. Lee were re-elected directors of the Company to serve a three-year term in the class of directors whose term expires in 2005. Such members have been elected to serve until the expiration of their respective terms of office and until their successors are duly elected and qualified. At such meeting, votes were cast as follows:

      Name                          Votes For            Votes Withheld
      ----                          ---------            --------------
Rohit M. Desai                      8,507,556                 400
Michael Goldstein                   8,507,556                 400
Thomas H. Lee                       8,507,556                 400

     Messrs. David B. Cornstein, James Martin Kaplan, John D. Kerin, Arthur E. Reiner, Norman S. Matthews and Warren C. Smith, Jr. and Ms. Hanne M. Merriman continued to serve as members of the Board of Directors after the meeting.

     On June 26, 2002, the Company and Finlay Jewelry commenced a consent solicitation with respect to the Company's 9% Senior Debentures due 2008 (the "Debentures") and Finlay Jewelry's 8 3/8% Senior Notes due 2008 (the "Notes") for approval of proposed amendments to certain provisions of the indentures under which the Debentures and Notes were issued (the "Indentures"); the amendments, as proposed, would modify the consignment dollar limit in respect of Finlay Jewelry's gold consignment agreement. Holders of 56.71% of the aggregate principal amount of the outstanding Debentures and 71.44% of the aggregate principal amount of the outstanding Notes consented to such amendments and, accordingly, the Indentures were modified by supplemental indentures dated as of August 8, 2002 (copies of which are filed as exhibits hereto).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A.    EXHIBITS

        2         Not applicable.

        3         Not applicable.

      4.1 First Supplemental Indenture dated as of August 8, 2002 among the Company and HSBC Bank USA (formerly known as Marine Midland Bank), as Trustee.

       10         Not applicable.

       11 Statement re: computation of earnings per share (not required because the relevant computation can be clearly determined from material contained in the financial statements).

       15         Not applicable.

       18         Not applicable.

       19         Not applicable.

       22         Not applicable.

       23         Not applicable.

       24         Not applicable.

     99.1 First Supplemental Indenture dated as of August 8, 2002 among Finlay Jewelry and HSBC Bank USA (formerly known as Marine Midland Bank), as Trustee.

     99.2 Certification of principal executive officer and principal financial officer pursuant to the Sarbanes-Oxley Act of 2002,
                  Section 906.

     B.  REPORTS ON FORM 8-K

     On June 21, 2002, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K reporting that the Board of Directors of the Company had decided not to reengage Arthur Andersen LLP and engaged Deloitte & Touche LLP as its new independent accountants for fiscal year 2002.

                                   SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: September 13, 2002               FINLAY ENTERPRISES, INC.

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

                                 CERTIFICATIONS

I, Arthur E. Reiner, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Finlay Enterprises, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 13, 2002

                                                /s/ Arthur E. Reiner
                                                --------------------
                                                Arthur E. Reiner
                                                Chairman, President and Chief
                                                Executive Officer

I, Bruce E. Zurlnick, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Finlay Enterprises, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 13, 2002

                                                /s/ Bruce E. Zurlnick
                                                ---------------------
                                                Bruce E. Zurlnick
                                                Senior Vice President,
                                                Treasurer and Chief Financial
                                                Officer


EXPLANATORY NOTE REGARDING CERTIFICATIONS: Representations 4, 5 and 6 of the Certifications as set forth in this Quarterly Report on Form 10-Q have been omitted, consistent with the Transition Provisions of SEC Exchange Act Release No. 34-46427, because this Quarterly Report on Form 10-Q covers a period ending before the Effective Date of Exchange Act Rules 13a-14 and 15d-14.