Form 10-Q
period 2002-11-02
FINLAY ENTERPRISES INC /DE
filed 2002-12-13
CIK 878731

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        ---    THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended November 2, 2002
                                              ----------------

                                       or

        --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from _________ to __________

                         Commission File Number: 0-25716



                            FINLAY ENTERPRISES, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                       13-3492802
-------------------------------                 ------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)



               529 Fifth Avenue, New York, NY                    10017
         ---------------------------------------               ---------
        (Address of principal executive offices)               (zip code)

                                 (212) 808-2800
             -------------------------------------------------------
              (Registrant's telephone number, including area code)

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

As of December 11, 2002, there were 9,348,798 shares of common stock, par value $.01 per share, of the Registrant outstanding.

                            FINLAY ENTERPRISES, INC.

                                    FORM 10-Q

                     QUARTERLY PERIOD ENDED NOVEMBER 2, 2002

                                      INDEX



                                                                                                            PAGE(S)
                                                                                                            ------
PART I - FINANCIAL INFORMATION

         Item 1.           Consolidated Financial Statements (Unaudited)

                           Consolidated Statements of Operations for the thirteen weeks and thirty-nine weeks ended November 2, 2002 and November 3, 2001.......................1

                           Consolidated Balance Sheets as of November 2, 2002 and
                           February 2, 2002....................................................................3

                           Consolidated Statements of Changes in Stockholders' Equity for the year ended February 2, 2002 and thirty-nine weeks ended November 2, 2002.................4

                           Consolidated Statements of Cash Flows for the thirteen weeks and thirty-nine weeks ended November 2, 2002 and November 3, 2001.......................5

                           Notes to Consolidated Financial Statements..........................................7

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations......................................14

         Item 3.           Quantitative and Qualitative Disclosures about Market Risk.........................22

         Item 4.           Controls and Procedures............................................................23


PART II - OTHER INFORMATION

         Item 6.           Exhibits and Reports on Form 8-K...................................................23

SIGNATURES....................................................................................................25

CERTIFICATIONS................................................................................................26

PART I - FINANCIAL INFORMATION
  ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                               THIRTEEN WEEKS ENDED
                                                           ----------------------------
                                                            NOVEMBER 2,     NOVEMBER 3,
                                                               2002            2001
                                                           ------------    ------------
Sales .................................................    $    168,359    $    175,292
Cost of sales .........................................          84,202          87,680
                                                           ------------    ------------
    Gross margin ......................................          84,157          87,612
Selling, general and administrative expenses ..........          78,995          80,918
Depreciation and amortization .........................           4,387           5,070
                                                           ------------    ------------
    Income (loss) from operations .....................             775           1,624
Interest expense, net .................................           6,358           6,861
                                                           ------------    ------------
    Income (loss) before income taxes .................          (5,583)         (5,237)
Provision (benefit) for income taxes ..................          (2,398)         (1,959)
                                                           ------------    ------------
    Net income (loss) .................................    $     (3,185)   $     (3,278)
                                                           ============    ============

Net income (loss) per share applicable to common shares:
       Basic net income (loss) per share ..............    $      (0.34)   $      (0.32)
                                                           ============    ============
       Diluted net income (loss) per share ............    $      (0.34)   $      (0.32)
                                                           ============    ============
Weighted average shares outstanding -
         basic and diluted ............................       9,348,990      10,191,591
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


                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                              THIRTY-NINE WEEKS ENDED
                                                           ----------------------------
                                                            NOVEMBER 2,     NOVEMBER 3,
                                                               2002            2001
                                                           ------------    ------------
Sales ..................................................   $    542,854    $    564,708
Cost of sales ..........................................        272,896         281,041
                                                           ------------    ------------
    Gross margin .......................................        269,958         283,667
Selling, general and administrative expenses ...........        245,584         257,440
Depreciation and amortization ..........................         13,181          14,953
                                                           ------------    ------------
    Income (loss) from operations ......................         11,193          11,274
Interest expense, net ..................................         18,673          20,630
                                                           ------------    ------------
    Income (loss) before income taxes ..................         (7,480)         (9,356)
Provision (benefit) for income taxes ...................         (3,439)         (3,298)
                                                           ------------    ------------
    Net income (loss) ..................................   $     (4,041)   $     (6,058)
                                                           ============    ============

Net income (loss) per share applicable to common shares:
       Basic net income (loss) per share ...............   $      (0.43)   $      (0.59)
                                                           ============    ============
       Diluted net income (loss) per share .............   $      (0.43)   $      (0.59)
                                                           ============    ============
Weighted average shares outstanding -
         basic and diluted .............................      9,473,080      10,253,407
                                                           ============    ============


 The accompanying notes are an integral part of these consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                                           NOVEMBER 2, FEBRUARY 2,
                                                                              2002        2002
                                                                           ----------- -----------
                                      ASSETS
Current assets:
  Cash and cash equivalents .............................................   $   2,508    $  49,369
  Accounts receivable - department stores ...............................      34,443       17,505
  Other receivables .....................................................      42,994       25,953
  Merchandise inventories ...............................................     326,510      304,508
  Prepaid expenses and other ............................................       4,039        2,365
                                                                            ---------    ---------
     Total current assets ...............................................     410,494      399,700
                                                                            ---------    ---------
Fixed assets:
  Equipment, fixtures and leasehold improvements ........................     127,227      119,743
  Less - accumulated depreciation and amortization ......................      57,680       47,717
                                                                            ---------    ---------
     Fixed assets, net ..................................................      69,547       72,026
                                                                            ---------    ---------
Deferred charges and other assets, net ..................................      21,851       22,081
Goodwill ................................................................      91,046       91,046
                                                                            ---------    ---------
     Total assets .......................................................   $ 592,938    $ 584,853
                                                                            =========    =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable .........................................................   $  82,152    $     -
  Accounts payable - trade ..............................................      77,995      132,174
  Accrued liabilities:
     Accrued salaries and benefits ......................................      19,557       19,369
     Accrued miscellaneous taxes ........................................       5,466        6,522
     Accrued interest ...................................................         679        5,284
     Other ..............................................................      14,995       13,871
  Income taxes payable ..................................................       8,089       16,943
  Deferred income taxes .................................................       3,734        3,001
                                                                            ---------    ---------
     Total current liabilities ..........................................     212,667      197,164
Long-term debt ..........................................................     225,000      225,000
Other non-current liabilities ...........................................      15,728       13,482
                                                                            ---------    ---------
     Total liabilities ..................................................     453,395      435,646
                                                                            ---------    ---------
Stockholders' equity:
  Common Stock, par value $.01 per share; authorized 25,000,000 shares;
     issued and outstanding 9,438,288 and  9,946,623 shares,
     respectively .......................................................         105          105
  Additional paid-in capital ............................................      79,680       78,728
  Retained earnings .....................................................      72,517       76,558
  Unamortized restricted stock compensation .............................        (684)        (913)
  Accumulated other comprehensive income ................................          36           96
  Less treasury stock, at cost ..........................................     (12,111)      (5,367)
                                                                            ---------    ---------
     Total stockholders' equity .........................................     139,543      149,207
                                                                            ---------    ---------
     Total liabilities and stockholders' equity .........................   $ 592,938    $ 584,853
                                                                            =========    =========


               The accompanying notes are an integral part of these consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                                          ACCUMULATED
                                                                                             OTHER
                                                                                         COMPREHENSIVE
                                           COMMON STOCK                                      INCOME/
                                       --------------------                              UNAMORTIZED
                                                               ADDITIONAL    RETAINED     RESTRICTED                     TOTAL
                                         NUMBER                PAID- IN     EARNINGS         STOCK         TREASURY   STOCKHOLDERS'
                                        OF SHARES    AMOUNT     CAPITAL     (DEFICIT)    COMPENSATION        STOCK       EQUITY
                                       -----------  -------   -----------  ----------    ------------  ------------   -------------
Balance, February 3, 2001.............  10,336,986  $  104    $   77,332   $  58,023     $    -        $   (1,119)    $  134,340
  Net income (loss)...................       -         -           -          18,535          -              -            18,535
  Fair value of gold forward
      contracts at February 4, 2001          -         -           -            -             24             -                24
  Change in fair value of gold
      forward contracts...............       -         -           -            -             72             -                72
  Exercise of stock options...........      16,967     -             178        -             -              -               178
  Issuance of restricted stock........     100,000       1         1,218        -           (913)            -               306

  Purchase of treasury stock..........    (507,330)    -           -            -             -            (4,248)        (4,248)
                                        ----------- -------   -----------  ----------    ------------  ------------   -------------
Balance, February 2, 2002.............   9,946,623     105        78,728      76,558        (817)          (5,367)       149,207

  Net income (loss)...................       -         -           -          (4,041)         -              -            (4,041)
  Change in fair value of gold
      forward contracts...............       -         -           -            -            (60)            -               (60)
  Exercise of stock options...........      87,627     -             952        -             -              -               952
  Amortization of restricted
      stock compensation..............       -         -           -            -            229             -               229
  Purchase of treasury stock..........    (595,962)    -           -            -             -            (6,744)        (6,744)
                                        ----------- -------   -----------  ----------    ------------  ------------   -------------
Balance, November 2, 2002.............   9,438,288  $  105    $   79,680   $  72,517     $  (648)      $  (12,111)    $  139,543
                                        =========== =======   ===========  ==========    ============  ============   =============


                  The accompanying notes are an integral part of these consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                               THIRTEEN WEEKS ENDED
                                                                            -------------------------
                                                                            NOVEMBER 2,   NOVEMBER 3,
                                                                               2002          2001
                                                                            -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) .......................................................  $  (3,185)   $  (3,278)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization ...........................................      4,387        5,070
  Amortization of deferred financing costs ................................        294          309
  Amortization of restricted stock compensation ...........................         76           76
  Other, net ..............................................................      1,616          808
  Changes in operating assets and liabilities:
     Increase in accounts and other receivables ...........................     (5,025)      (6,676)
     Increase in merchandise inventories ..................................    (24,610)     (17,247)
     (Increase) decrease in prepaid expenses and other ....................       (457)         195
     Increase in accounts payable and accrued liabilities .................      3,467        1,212
                                                                             ---------    ---------
        NET CASH USED IN OPERATING ACTIVITIES .............................    (23,437)     (19,531)
                                                                             ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and leasehold improvements .............     (2,684)      (3,471)
  Deferred charges and other, net .........................................          1         (525)
                                                                             ---------    ---------
        NET CASH USED IN INVESTING ACTIVITIES .............................     (2,683)      (3,996)
                                                                             ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility .................................    156,645      155,073
  Principal payments on revolving credit facility .........................   (131,127)    (129,837)
  Capitalized financing costs .............................................       (187)         -
  Purchase of treasury stock ..............................................       (229)      (2,009)
  Stock options exercised .................................................         86          -
                                                                             ---------    ---------
        NET CASH PROVIDED FROM FINANCING ACTIVITIES .......................     25,188       23,227
                                                                             ---------    ---------
        DECREASE IN CASH AND CASH EQUIVALENTS .............................       (932)        (300)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ............................      3,440        2,621
                                                                             ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..................................  $   2,508    $   2,321
                                                                             =========    =========

Supplemental disclosure of cash flow information:
  Interest paid ...........................................................  $  12,162    $  11,279
  Income taxes paid .......................................................      2,610          251




 The accompanying notes are an integral part of these consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                     THIRTY-NINE WEEKS ENDED
                                                                    --------------------------
                                                                    NOVEMBER 2,    NOVEMBER 3,
                                                                       2002           2001
                                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) ...............................................  $  (4,041)     $  (6,058)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization ...................................     13,181         14,953
  Amortization of deferred financing costs ........................        882            927
  Amortization of restricted stock compensation ...................        229            229
  Other, net ......................................................      2,491          2,212
    Changes in operating assets and liabilities:
     Increase in accounts and other receivables ...................    (33,979)       (17,124)
     Increase in merchandise inventories ..........................    (22,002)        (7,844)
     Increase in prepaid expenses and other .......................     (1,674)        (1,041)
     Decrease in accounts payable and accrued liabilities .........    (66,401)      (101,382)
                                                                     ---------      ---------
        NET CASH USED IN OPERATING ACTIVITIES .....................   (111,314)      (115,128)
                                                                     ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and leasehold improvements .....     (8,200)        (9,694)
  Deferred charges and other ......................................     (3,272)        (3,626)
                                                                     ---------      ---------
        NET CASH USED IN INVESTING ACTIVITIES .....................    (11,472)       (13,320)
                                                                     ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility .........................    444,624        525,842
  Principal payments on revolving credit facility .................   (362,472)      (424,039)
  Capitalized financing costs .....................................       (187)           -
  Purchase of treasury stock ......................................     (6,744)        (2,874)
  Stock options exercised .........................................        704            178
                                                                     ---------      ---------
        NET CASH PROVIDED FROM FINANCING ACTIVITIES ...............     75,925         99,107
                                                                     ---------      ---------
        DECREASE IN CASH AND CASH EQUIVALENTS .....................    (46,861)       (29,341)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ....................     49,369         31,662
                                                                     ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..........................  $   2,508      $   2,321
                                                                     =========      =========

Supplemental disclosure of cash flow information:
  Interest paid ...................................................  $  23,754      $  24,283
  Income taxes paid ...............................................      8,536         12,146


 The accompanying notes are an integral part of these consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF ACCOUNTING AND PRESENTATION

     The accompanying unaudited consolidated financial statements of Finlay Enterprises, Inc. (the "Company" or the "Registrant"), and its wholly owned subsidiary, Finlay Fine Jewelry Corporation and its wholly owned subsidiaries ("Finlay Jewelry"), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. References to "Finlay" mean collectively, the Company and Finlay Jewelry. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of November 2, 2002, and the results of operations and cash flows for the thirteen weeks and thirty-nine weeks ended November 2, 2002 and November 3, 2001. Due to the seasonal nature of the business, results for interim periods are not indicative of annual results. The unaudited consolidated financial statements have been prepared on a basis consistent with that of the audited consolidated financial statements as of February 2, 2002 referred to below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission").

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

     MERCHANDISE INVENTORIES: Consolidated inventories are stated at the lower of cost or market determined by the last-in, first-out ("LIFO") method. The cost to Finlay of gold merchandise sold on consignment, which typically varies with the price of gold, is not fixed until the merchandise is sold. Finlay at times enters into futures contracts, such as forwards, based upon the anticipated sales of gold product in order to hedge against the risk of gold price fluctuations. At November 2, 2002, the Company had several open positions in gold futures contracts totaling 36,500 fine troy ounces, valued at $11.6 million. At February 2, 2002, the Company had several open positions in gold futures contracts totaling 17,500 fine troy ounces, valued at $4.8 million.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     In 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No.133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires that all derivative instruments be recorded on the balance sheet as either an asset or liability measured at its fair value. The Company designated its derivative instruments, consisting of gold forward contracts, as cash flow hedges. For derivative instruments designated as cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income, a separate component of stockholders' equity, and is reclassified into earnings when the offsetting effects of the hedged transaction affects earnings. At February 2, 2002, the fair value of the gold forward contracts resulted in the recognition of an asset of $160,500. The gain recorded in accumulated other comprehensive income of $96,000, net of tax, was reclassified into earnings during 2002. At November 2, 2002, the fair value of the gold forward contracts resulted in the recognition of an asset of $60,300. The gain recorded in accumulated other comprehensive income of $36,000, net of tax, will be reclassified into earnings during the remainder of 2002.

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

     NET INCOME (LOSS) PER SHARE: Net income (loss) per share has been computed in accordance with SFAS No. 128, "Earnings per Share". Basic and diluted net income (loss) per share were calculated using the weighted average number of shares outstanding during each period, with options to purchase Common Stock included in diluted net income (loss) per share, using the treasury stock method, to the extent that such options were dilutive. As the Company had a net loss for the thirteen weeks and thirty-nine weeks ended November 2, 2002 and November 3, 2001, the dilutive stock options outstanding are not considered in the calculation of dilutive net income (loss) per share due to their anti-dilutive effect. As a result, the weighted average number of shares outstanding used for both the basic and dilutive net income (loss) per share calculations was the same.

     COMPREHENSIVE INCOME: In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This Statement requires disclosure of comprehensive income, defined as the total of net income and all other non-owner changes in equity, which under generally accepted accounting principles, are recorded directly to the stockholders' equity section of the consolidated balance sheet and, therefore, bypass net income. For 2002 and 2001, the only non-owner change in equity related to the change in fair value of the Company's outstanding gold forward contracts. For the thirteen weeks ended November 2, 2002 and November 3, 2001, the comprehensive loss was $2.9 million and $3.0 million, respectively. For the thirty-nine weeks ended November 2, 2002 and November 3, 2001, the comprehensive loss was $4.1 million and $5.7 million, respectively.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     GOODWILL: In 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which addresses the financial accounting and reporting standards for acquired goodwill and other intangibles and supersedes APB No. 17, Intangible Assets. The accounting standard requires that goodwill no longer be amortized over its estimated useful life, but tested for impairment on an annual basis. Goodwill will be tested for impairment between annual tests if an event occurs which indicates goodwill may be impaired. Amortization of goodwill was discontinued as of February 3, 2002. During the first quarter of 2002, an impairment test was performed and the Company determined that there was no impairment of goodwill. Further, there have been no events since the first quarter of 2002 which would indicate that an impairment has occurred.

     The following is a reconciliation of reported Net income (loss) and Net income (loss) per share adjusted to reflect the impact of the discontinuance of goodwill amortization for the thirteen weeks and thirty-nine weeks ended November 3, 2001. The Company's actual Net income (loss) and Net income (loss) per share for the thirteen weeks and thirty-nine weeks ended November 2, 2002 are shown for comparative purposes.

                                                     THIRTEEN WEEKS ENDED       THIRTY-NINE WEEKS ENDED
                                                  --------------------------   -------------------------
                                                  NOVEMBER 2,    NOVEMBER 3,   NOVEMBER 2,   NOVEMBER 3,
                                                      2002          2001           2002         2001
                                                  -----------    -----------   -----------   -----------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
NET INCOME (LOSS):
Reported net income (loss) ...................... $   (3,185)    $   (3,278)     $(4,041)     $  (6,058)
Add: Goodwill amortization ......................        -              939            -          2,817
Less: Tax impact of deductible goodwill .........        -              (80)           -           (240)
                                                   ---------      ---------      -------      ---------
Adjusted net income (loss) ...................... $   (3,185)    $   (2,419)     $(4,041)     $  (3,481)
                                                   =========      =========      =======      =========

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:
Reported net income (loss) per share ............ $    (0.34)    $    (0.32)     $ (0.43)     $   (0.59)
Add: Goodwill amortization, net .................        -             0.08            -           0.24
                                                  ----------     ----------      -------      ---------
Adjusted net income (loss) per share ............ $    (0.34)    $    (0.24)     $ (0.43)     $   (0.35)
                                                   =========      =========      =======      =========


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

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - SHORT AND LONG-TERM DEBT

      Finlay's revolving credit agreement (the "Revolving Credit Agreement"), which expires in March 2003, provides Finlay with a senior secured revolving line of credit of up to $275.0 million, inclusive of a $50.0 million acquisition facility, to finance working capital needs. Finlay is in the process of renewing the Revolving Credit Agreement. There can be no assurances that a new revolving credit facility will be executed on terms equal to or more favorable than the expiring Revolving Credit Agreement, or that a new agreement can be completed at all. Finlay would be adversely affected if it were unable to secure a new revolving credit facility.

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

NOTE  5 - MERCHANDISE INVENTORIES

    Merchandise inventories consisted of the following:


                                                        NOVEMBER 2,  FEBRUARY 2,
                                                           2002         2002
                                                        ----------   -----------
                                                             (IN THOUSANDS)
Jewelry goods - rings, watches and other fine jewelry
    (first-in, first-out ("FIFO")  basis) ............   $337,979     $314,473
Less:  Excess of FIFO cost over LIFO inventory
    value ............................................     11,469        9,965
                                                         --------     --------
                                                         $326,510     $304,508
                                                         ========     ========


      The LIFO method had the effect of increasing the loss before income taxes for the thirteen weeks ended November 2, 2002 and November 3, 2001 by $589,000 and $989,000, respectively. The effect of applying the LIFO method for the thirty-nine weeks ended November 2, 2002 and November 3, 2001 was to increase the loss before income taxes by $1,505,000 and $1,983,000, respectively. Finlay determines its LIFO inventory value by utilizing selected producer price indices published for jewelry and watches by the Bureau of Labor Statistics.

     Approximately $381,209,000 and $359,729,000 at November 2, 2002 and
February 2, 2002, respectively, of merchandise received on consignment has been excluded from Merchandise inventories and Accounts payable-trade in the accompanying Consolidated Balance Sheets.

     Finlay Jewelry is party to an amended and restated gold consignment agreement (as amended, the "Gold Consignment Agreement") which enables Finlay Jewelry to receive consignment merchandise

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  5 - MERCHANDISE INVENTORIES (CONTINUED)

by providing gold, or otherwise making payment, to certain vendors. While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to the gold consignor.

      Effective September 30, 2002, Finlay Jewelry amended the Gold Consignment Agreement to extend the term to July 31, 2005, and to permit Finlay Jewelry to obtain up to the lesser of (i) 165,000 fine troy ounces or (ii) $50.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. In the event this arrangement is terminated or not renewed at the maturity date, Finlay Jewelry would be required to return or repurchase the outstanding gold at the prevailing gold rate in effect on that date. At November 2, 2002, amounts outstanding under the Gold Consignment Agreement totaled 121,600 fine troy ounces, valued at approximately $38.5 million. For financial statement purposes, the consigned gold is not included in Merchandise inventories on the Company's Consolidated Balance Sheets and, therefore, no related liability has been recorded.

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

      The store leases provide for the payment of fees based on sales, plus, in some instances, installment payments for fixed assets. Only minimum fees, as represented in the table below, are guaranteed by the lease agreements with host department stores. Lease expense, included in Selling, general and administrative expenses, is as follows:

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - LEASE AGREEMENTS (CONTINUED)

                     THIRTEEN WEEKS ENDED     THIRTY-NINE WEEKS ENDED
                   ------------------------  ------------------------
                   NOVEMBER 2,  NOVEMBER 3,  NOVEMBER 2,  NOVEMBER 3,
                      2002         2001         2002         2001
                   -----------  -----------  -----------  -----------
                                   (IN THOUSANDS)
Minimum fees .....   $   603      $ 1,885      $ 1,876      $ 5,960
Contingent fees ..    27,354       26,879       88,013       86,982
                     -------      -------      -------      -------
  Total ..........   $27,957      $28,764      $89,889      $92,942
                     =======      =======      =======      =======


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

NOTE 8 - STOCK REPURCHASE PROGRAM AND RESTRICTED STOCK

         On December 1, 2000, the Company announced that its Board of Directors had approved a stock repurchase program to acquire up to $20 million of outstanding Common Stock. The Company may, at the discretion of management, purchase its Common Stock, from time to time through September 29, 2003. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, availability under Finlay's revolving credit facility, compliance with certain restrictive covenants and its cash position and requirements going forward. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. During fiscal 2000 and 2001, the Company repurchased a total of 599,330 shares for approximately $5,367,000. For the thirty-nine weeks ended November 2, 2002, the Company repurchased an additional 595,962 shares for $6,744,000, including (i) the repurchase of 526,562 shares for $5,792,000 from a partnership, the managing

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - STOCK REPURCHASE PROGRAM AND RESTRICTED STOCK (CONTINUED)

partner of the general partner of which is also a director of Finlay and (ii) the repurchase of an aggregate 50,000 shares for $712,500 from a partnership and a trust affiliated with a director of Finlay and certain other persons affiliated therewith.

       On February 4, 2001, an executive officer of the Company was issued 100,000 shares of Common Stock, subject to restrictions ("Restricted Stock"), pursuant to a restricted stock agreement. The Restricted Stock becomes fully vested after four years of continuous employment by the Company and is accounted for as a component of stockholders' equity. Compensation expense of approximately $1.2 million is being amortized over four years. Amortization for both of the thirteen week and thirty-nine week periods ended November 2, 2002 and November 3, 2001 totaled $76,000 and $229,000, respectively.

NOTE 9 - STORE GROUP CLOSINGS

     On February 8, 2001, Federated announced its plans to close its Stern's division of which Finlay operated 23 departments. During March 2001, Finlay closed two departments and the remaining 21 Stern's departments were closed during the second quarter of 2001. Finlay recorded a charge of approximately $1.0 million, during the first half of 2001, related to the write-off of fixed assets and employee severance. During 2001, Federated acquired the Liberty House department store chain. Finlay operated in all twelve of the Liberty House department stores through mid-November 2001. Finlay recorded a charge of approximately $150,000, during the fourth quarter of 2001, related to the write-off of fixed assets and employee severance. During the thirty-nine weeks ended November 2, 2002, sales were reduced by approximately $28.3 million compared to the prior year as a result of the closings of Stern's, Liberty House and another smaller host store group.

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

      Certain of the Company's significant accounting policies are described in
Note 2 of Notes to Consolidated Financial Statements. The Company believes that the following discussion addresses the critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results and require management's most difficult, subjective or complex judgments. The Company is not aware of any likely events or circumstances which would result in different amounts being reported that would materially affect its financial condition or results of operations.

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

     The Company is exposed to market risk related to changes in the price of gold and at times enters into futures contracts, such as forwards, to hedge against the risk of gold price fluctuations. In 2001, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which requires that all derivative instruments be recorded on the balance sheet as either an asset or a liability measured at its fair value. Accounting for derivative instruments under this pronouncement did not have a material impact on the Company's financial condition, results of operations and cash flows for the thirteen weeks and thirty-nine weeks ended November 2, 2002.

     REVENUE RECOGNITION

     The Company recognizes revenue upon the sale of merchandise, either owned or consigned, to its customers, net of anticipated returns.

COVENANT REQUIREMENTS

         The Company's agreements covering the Revolving Credit Agreement, the Senior Debentures and the Senior Notes each require that Finlay comply with certain restrictive and financial covenants. In addition, Finlay Jewelry is party to the Gold Consignment Agreement, which also contains certain covenants. As of and for the thirty-nine weeks ended November 2, 2002, the Company was in compliance with all of its covenants. Should the Company's results of operations significantly erode, the Company may not be in compliance with its covenants. Although management believes that the Company would be able to obtain a waiver or amendment, if required, in the event that the Company is unable to obtain such waiver or amendment, the outstanding balances could become due immediately.

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

RESULTS OF OPERATIONS

The following table sets forth operating results as a percentage of sales for the periods indicated:

STATEMENTS OF OPERATIONS DATA

                                                            THIRTEEN WEEKS ENDED              THIRTY-NINE WEEKS ENDED
                                                       --------------------------------    -------------------------------
                                                        NOVEMBER 2,        NOVEMBER 3,      NOVEMBER 2,        NOVEMBER 3,
                                                           2002               2001              2002                2001
                                                       -------------      -------------    -------------      ------------
Sales............................................        100.0%             100.0%           100.0%             100.0%
Cost of sales....................................         50.0               50.0             50.3               49.8
                                                       -------------      -------------    -------------      ------------
    Gross margin.................................         50.0               50.0             49.7               50.2
Selling, general and administrative expenses.....         46.9               46.2             45.2               45.6
Depreciation and amortization....................          2.6                2.9              2.4                2.6
                                                       -------------      -------------    -------------      ------------
    Income (loss) from operations................          0.5                0.9              2.1                2.0
Interest expense, net............................          3.8                3.9              3.4                3.7
                                                       -------------      -------------    -------------      ------------
    Income (loss) before income taxes............         (3.3)              (3.0)            (1.3)              (1.7)
Provision (benefit) for income taxes.............         (1.4)              (1.1)            (0.6)              (0.6)
                                                       -------------      -------------    -------------      ------------
    Net income (loss)............................         (1.9)%             (1.9)%           (0.7)%             (1.1)%
                                                       =============      =============    =============      ============

THIRTEEN WEEKS ENDED NOVEMBER 2, 2002 COMPARED WITH THIRTEEN WEEKS ENDED NOVEMBER 3, 2001

     SALES. Sales for the thirteen weeks ended November 2, 2002, decreased $6.9 million, or 4.0%, over the comparable period in 2001. Comparable department sales (departments open for the same months during comparable periods) decreased 1.6%. Management attributes this decrease in sales primarily due to the 2001 closing of two host store groups, which contributed approximately $5.0 million of sales in the third quarter of 2001, and general softening in the retail environment, offset by the net effect of new store openings and closings.

     During the thirteen weeks ended November 2, 2002, Finlay opened 12 departments and had no closings. The openings were all within existing store groups.

     GROSS MARGIN. Gross margin for the period decreased by $3.5 million in 2002 compared to 2001, primarily as a result of the sales decrease. As a percentage of sales, gross margin was the same as the prior year period.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") decreased $1.9 million, or 2.4%, due primarily to lease fees associated with the decrease in the Company's sales and reduced advertising expenditures. As a percentage of sales, SG&A increased 0.7% due to the negative impact of payroll and other expenses on the lower sales volume.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased by $0.7 million, which reflects the discontinuance of goodwill amortization of approximately $0.9 million and the effect of certain assets becoming fully depreciated, offset by additional depreciation and amortization as a result of capital expenditures and capitalized software costs for the most recent twelve months.

     INTEREST EXPENSE, NET. Interest expense decreased by $0.5 million primarily due to a lower weighted average interest rate (7.3% for the 2002 period compared to 7.5% for the comparable period in 2001) and a decrease in average borrowings ($305.9 million for the period in 2002 compared to $322.4 million for the comparable period in 2001).

     PROVISION (BENEFIT) FOR INCOME TAXES. The income tax provision for the 2002 and 2001 periods reflects an effective tax rate of 40.5% adjusted for certain prior year income tax provisions no longer required and non-deductible goodwill amortization in 2001.

     NET INCOME (LOSS). The net loss of $3.2 million for the 2002 period was $0.1 million lower as compared to the net loss in the prior period as a result of the factors discussed above.


THIRTY-NINE WEEKS ENDED NOVEMBER 2, 2002 COMPARED WITH THIRTY-NINE WEEKS ENDED NOVEMBER 3, 2001

     SALES. Sales for the thirty-nine weeks ended November 2, 2002 decreased $21.9 million, or 3.9%, over the comparable period in 2001. Comparable department sales increased 0.3%, which management attributes to the general softening in the retail environment during 2002. The decrease in total sales is the result of the 2001 closing of three host store groups, which contributed approximately $28.3 of sales in the thirty-nine weeks ended November 3, 2001 offset by the net effect of new store openings and closings.

     During the thirty-nine weeks ended November 2, 2002, Finlay opened 20 departments and closed 13 departments. The openings and closings were all within existing store groups.

     GROSS MARGIN. Gross margin for the period decreased by $13.7 million, primarily as a result of the sales decrease. As a percentage of sales, gross margin decreased by 0.5% due to management's continued efforts to increase market penetration and market share through its pricing strategy, as well as a continued emphasis on clearance events.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A decreased $11.9 million, or 4.6%, due primarily to payroll expense and lease fees associated with the decrease in the Company's sales, in addition to reduced advertising expenditures. SG&A as a percentage of sales decreased by 0.4%.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased by $1.8 million, reflecting the discontinuance of goodwill amortization of $2.8 million and the effect of certain assets becoming fully depreciated, offset by additional depreciation and amortization as a result of capital expenditures and capitalized software costs for the most recent twelve months.

     INTEREST EXPENSE, NET. Interest expense decreased by $2.0 million primarily due to a lower weighted average interest rate (7.6% for the 2002 period compared to 7.8% for the comparable period in 2001) and a decrease in average borrowings ($288.9 million for the period in 2002 compared to $311.5 million for the comparable period in 2001).

     PROVISION (BENEFIT) FOR INCOME TAXES. The income tax provision for the 2002 and 2001 periods reflects an effective tax rate of 40.5% adjusted for certain prior year income tax provisions no longer required and non-deductible goodwill amortization in 2001.

     NET INCOME (LOSS). The net loss of $4.0 million for the 2002 period was $2.0 million lower than the net loss in the prior period as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Finlay's primary capital requirements are for funding working capital for new departments and for working capital growth of existing departments and, to a lesser extent, capital expenditures for opening new departments, renovating existing departments and information technology investments. For the thirty-nine weeks ended November 2, 2002 and November 3, 2001, capital expenditures totaled $8.2 million and $9.7 million, respectively. For 2002, capital expenditures are estimated to be approximately $12.0 million and for 2001 totaled $13.9 million. Although capital expenditures are limited by the terms of the Revolving Credit Agreement, to date this limitation has not precluded the Company from satisfying its capital expenditure requirements.

     Finlay's operations substantially preclude customer receivables as Finlay's lease agreements require host stores to remit sales proceeds for each month (without regard to whether such sales were cash, store credit or national credit card) to Finlay approximately three weeks after the end of such month. However, Finlay cannot assure the collection of the sales proceeds from its host stores. Additionally, on average, approximately 50% of Finlay's domestic merchandise has been carried on consignment. The Company's working capital balance was $197.8 million at November 2, 2002, a decrease of $4.7 million from February 2, 2002. The decrease resulted primarily from the impact of the interim net loss (exclusive of depreciation and amortization), capital expenditures, additions to deferred charges and the purchase of treasury stock.

     The seasonality of Finlay's business causes working capital requirements, and therefore borrowings under the Revolving Credit Agreement, to reach their highest level in the months of October, November and December in anticipation of the year-end holiday season. Accordingly, Finlay experiences seasonal cash needs as inventory levels peak. Additionally, substantially all of Finlay's lease agreements provide for accelerated payments during the months of November and December, which require the host store groups to remit to Finlay 75% of the estimated months' sales prior to or shortly following the end of that month. These proceeds result in a significant increase in the Company's cash, which is used to reduce the Company's borrowings under the Revolving Credit Agreement. Inventory levels decreased by $5.6 million, or 1.7%, as compared to November 3, 2001, as a result of the closing of two host store groups and a continued monitoring of inventory levels. During 2002, the reduced inventory levels favorably impacted the Company's outstanding borrowings under the Revolving Credit Agreement.

     The Revolving Credit Agreement, which expires in March 2003, provides Finlay with a line of credit of up to $275.0 million, inclusive of a $50.0 million acquisition facility, to finance working capital needs. Finlay is in the process of renewing the Revolving Credit Agreement. There can be no assurances that a new revolving credit facility will be executed on terms equal to or more favorable than the expiring Revolving Credit Agreement, or that a new agreement can be completed at all. Finlay would be adversely affected if it were unable to secure a new revolving credit facility. Amounts outstanding under the Revolving Credit Agreement bear interest at a rate equal to, at Finlay's option, (i) the Index Rate (as defined in the Revolving Credit Agreement) plus a margin ranging from zero to 1.0% or (ii) adjusted LIBOR plus a margin ranging from 1.0% to 2.0%, in each case depending on the financial performance of the Company.

     In each year, Finlay is required to reduce the outstanding revolving credit balance and letter of credit balance under the Revolving Credit Agreement to $50.0 million or less and $20.0 million or less, respectively, for a 30 consecutive day period (the "Balance Reduction Requirement"). Borrowings under the Revolving Credit Agreement at November 2, 2002 were $82.2 million, compared to a zero balance at February 2, 2002 and $101.8 million at November 3, 2001. The average amounts outstanding under the Revolving Credit Agreement were $63.9 million and $86.5 million for the thirty-nine weeks ended November 2, 2002 and November 3, 2001, respectively. The maximum amount outstanding for the thirty-nine weeks ended November 2, 2002 was $99.8 million, at which point the unused excess availability was $118.0 million, excluding the acquisition facility.

     Finlay's long-term needs for external financing will depend on its rate of growth, the level of internally generated funds and the ability to continue obtaining substantial amounts of merchandise on advantageous terms, including consignment arrangements with its vendors. For 2001, Finlay had an average balance of consignment merchandise of $377.4 million as compared to an average balance of $372.9 million in 2000. As of November 2, 2002, $381.2 million of consignment merchandise from approximately 300 vendors was on hand as compared to $394.1 million at November 3, 2001.

     A significant amount of Finlay's operating cash flow has been used or will be required to pay interest, directly or indirectly, with respect to the Senior Debentures, the Senior Notes and amounts due under the Revolving Credit Agreement, including the payments required pursuant to the Balance Reduction Requirement. As of November 2, 2002, Finlay's outstanding borrowings were $307.2 million, which included a $75.0 million balance under the Senior Debentures, a $150.0 million balance under the Senior Notes and an $82.2 million balance under the Revolving Credit Agreement. At November 2, 2002, the Company was in compliance with all of its covenants under the Revolving Credit Agreement and the Senior Indentures.

     Finlay Jewelry is party to the Gold Consignment Agreement which enables Finlay Jewelry to receive consignment merchandise by providing gold, or otherwise making payment, to certain vendors. While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to the gold consignor. Effective September 30, 2002, Finlay Jewelry amended the Gold Consignment Agreement to extend the term to July 31, 2005, and to permit Finlay Jewelry to obtain up to the lesser of (i) 165,000 fine troy ounces or (ii) $50.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. In the event this arrangement is terminated or not renewed at the maturity date, Finlay Jewelry would be required to return or repurchase the outstanding gold at the prevailing gold rate in effect on that date. At November 2, 2002, amounts outstanding under the Gold Consignment Agreement totaled 121,600 fine troy ounces, valued at approximately $38.5 million. The average amount outstanding under the Gold Consignment Agreement was $36.7 million for the thirty-nine weeks ended November 2, 2002. At November 2, 2002, Finlay Jewelry was in compliance with the covenants under the Gold Consignment Agreement.

     The following tables summarize the Company's contractual and commercial obligations which may have an impact on future liquidity and the availability of capital resources, as of November 2, 2002 (dollars in thousands):


                                                            PAYMENTS DUE BY PERIOD
                                  ----------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS              TOTAL     LESS THAN 1 YEAR    1 - 3 YEARS    4 - 5 YEARS    AFTER 5 YEARS
------------------------------    ----------   ----------------    -----------    -----------    -------------
Senior Notes (due 2008) ......     $150,000       $    -             $    -         $    -         $150,000
Senior Debentures (due 2008)..       75,000            -                  -              -           75,000
Operating leases (1) .........       19,346          3,263              6,481          6,407          3,195
                                  ----------      ---------          --------       --------       --------
Total ........................     $244,346       $  3,263           $  6,481       $  6,407       $228,195
                                  ==========      =========          ========       ========       ========

------------
(1) Represents future minimum payments under noncancellable operating leases as of February 2, 2002.

                                                      AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
   OTHER COMMERCIAL                ------------------------------------------------------------------------------
   COMMITMENTS                        TOTAL     LESS THAN 1 YEAR     1 - 3 YEARS    4 - 5 YEARS     AFTER 5 YEARS
   -----------                     -----------  ----------------     -----------    -----------     -------------
Revolving Credit
    Agreement (due 2003) (1) ....    $ 82,152      $ 82,152           $     -         $  -           $       -
Gold Consignment
   Agreement (due 2005) .........      38,535           -                38,535          -                   -
Letters of credit ...............       7,250         2,000               5,250          -                   -
                                    ----------     ---------          ---------       --------       ---------
Total ...........................    $127,937      $ 84,152           $  43,785       $  -           $       -
                                    ==========     =========          =========       ========       =========

------------
(1) The outstanding balance on the Revolving Credit Agreement at December 9, 2002 was $80.7 million.

     Finlay believes that, based upon current operations, anticipated growth, and continued availability under the Revolving Credit Agreement, Finlay Jewelry will, for the foreseeable future, be able to meet its debt service and anticipated working capital obligations, and to make distributions to the Company sufficient to permit the Company to meet its debt service obligations and to pay certain other expenses as they come due. No assurances, however, can be given that Finlay Jewelry's current level of operating results will continue or improve or that Finlay Jewelry's income from operations will continue to be sufficient to permit Finlay Jewelry and the Company to meet their debt service and other obligations. Currently, Finlay Jewelry's principal financing arrangements restrict annual distributions from Finlay Jewelry to the Company to 0.25% of Finlay Jewelry's net sales for the preceding fiscal year and also allow distributions to the Company to enable it to make interest payments on the Senior Debentures. Other distributions, including those required to fund stock repurchases, are subject to Finlay's satisfaction of certain restrictive covenants. The amounts required to satisfy the aggregate of Finlay Jewelry's interest expense and required amortization payments totaled $17.0 million and $17.5 million for the thirty-nine week periods ended November 2, 2002 and November 3, 2001, respectively.

     In December 2000, the Company announced that its Board of Directors had approved a stock repurchase program to acquire up to $20 million of outstanding Common Stock. The Company may, at the discretion of management, purchase its Common Stock, from time to time through September 29, 2003, under the stock repurchase program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, availability under Finlay's revolving credit facility, compliance with certain restrictive covenants and its cash position and requirements going forward. From the inception of the program through November 2, 2002, the Company has repurchased 1,195,292 shares for $12.1 million.

     In March 2002, the Company implemented a new merchandising and inventory control system and a point-of-sale system for Finlay's departments. These systems will serve to support future growth of the Company as well as provide improved analysis and reporting capabilities and more timely sales and inventory information to facilitate merchandising solutions. Additionally, these systems will provide the foundation for future productivity and expense control initiatives. At November 2, 2002, a total of approximately $22.1 million has been expended for software and implementation costs and is included in Deferred charges and other assets.

     From time to time, Finlay enters into futures contracts, such as forwards, based upon the anticipated sales of gold product in order to hedge against the risk arising from its payment arrangements. At November 2, 2002, the Company had several open positions in futures contracts for gold. There can be no assurance that these hedging techniques will be successful or that hedging transactions will not adversely affect the Company's results of operations or financial position.

     In February 2001, Federated announced its plans to close its Stern's division of which Finlay operated 23 departments. During March 2001, Finlay closed two departments and the remaining 21 Stern's departments were closed during the second quarter of 2001. Finlay recorded a charge of approximately $0.9 million, during the second quarter of 2001, related to the write-off of fixed assets and employee severance. During 2001, Federated acquired the Liberty House department store chain. Finlay operated in all twelve of the Liberty House department stores through mid-November 2001. Finlay recorded a charge of approximately $150,000, during the fourth quarter of 2001, related to the write-off of fixed assets and employee severance. During the thirty-nine weeks ended November 2, 2002, sales were reduced by approximately $28.3 million compared to the prior year as a result of the department closings of Stern's, Liberty House and another smaller host store group.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results, performances or achievements to differ materially from those reflected in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as trends in the general economy in the United States, low or negative growth in the economy or in the financial markets which reduce discretionary spending on goods perceived to be luxury items, attacks or threats of attacks by terrorists or war which may negatively impact the economy and/or the financial markets and reduce discretionary spending on such goods, competition in the retail jewelry business, the seasonality of the retail jewelry business, the Company's ability to increase comparable department sales and to open new departments, the Company's dependence on certain host store relationships due to the concentration of sales generated by such host stores, the impact of any host store bankruptcy, the availability to the Company of alternate sources of merchandise supply in the case of an abrupt loss of any significant supplier, the Company's ability to continue to obtain substantial amounts of merchandise on consignment, Finlay Jewelry's continuation of its Gold Consignment Agreement, the Company's compliance with applicable contractual covenants, the impact of future claims and legal actions arising in the ordinary course of business, the Company's dependence on key officers, the Company's ability to integrate future acquisitions into its existing business, the Company's high degree of leverage and the availability to the Company of financing and credit on favorable terms and changes in regulatory requirements which are applicable to the Company's business. Other such factors include the ability of the Company to complete the repurchases contemplated under its stock repurchase program, the adequacy of Finlay's working capital to complete the repurchases, the availability and liquidity of the Company's Common Stock, and overall market conditions for the Company's Common Stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk through the interest rate on its borrowings under the Revolving Credit Agreement, which has a variable interest rate. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. In addition, the majority of the Company's borrowings are under fixed rate arrangements. In addition, the Company is exposed to market risk related to changes in the price of gold, and selectively uses forward contracts to manage this risk. The Company enters into forward contracts for the purchase of gold to hedge the risk of gold price fluctuations for future sales of gold consignment merchandise. The Company does not enter into forward contracts or other financial instruments for speculation or trading purposes. The aggregate amount of forward contracts was $11.6 million at November 2, 2002, which expire during 2002.

ITEM 4. CONTROLS AND PROCEDURES


        Based upon an evaluation conducted by the Company's Chief Executive Officer and Chief Financial Officer of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission's rules and forms.

       There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.


PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A.    EXHIBITS

        2    Not applicable.

        3    Not applicable.

        4    Not applicable.

       10 Second Amendment, dated September 30, 2002, to the Amended and Restated Gold Consignment Agreement, dated March 30, 2001, between Finlay Jewelry, eFinlay, Inc. and Sovereign Bank.

       11 Statement re: computation of earnings per share (not required because the relevant computation can be clearly determined from material contained in the financial statements).

       15    Not applicable.

       18    Not applicable.

       19    Not applicable.

       22    Not applicable.

       23    Not applicable.

       24    Not applicable.

     99.1 Certification of principal executive officer and principal financial officer pursuant to the Sarbanes-Oxley Act of 2002,
             Section 906.

     B.    REPORTS ON FORM 8-K

             None.

                                   SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: December 11, 2002                FINLAY ENTERPRISES, INC.

                                       By: /s/ Bruce E. Zurlnick
                                           -------------------------
                                           Bruce E. Zurlnick
                                           Senior Vice President, Treasurer
                                           and Chief Financial Officer
                                           (As both a duly authorized officer of
                                           Registrant and as principal financial
                                           officer of Registrant)

                                 CERTIFICATIONS



I, Arthur E. Reiner, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Finlay Enterprises,
Inc.:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 11, 2002
                                    /s/ Arthur E. Reiner
                                    --------------------
                                    Arthur E. Reiner
                                    Chairman, President and Chief
                                    Executive Officer

I, Bruce E. Zurlnick, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Finlay Enterprises,
Inc.:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 11, 2002
                                      /s/ Bruce E. Zurlnick
                                      ---------------------
                                      Bruce E. Zurlnick
                                      Senior Vice President,
                                      Treasurer and Chief Financial Officer