Form 10-Q/A
period 2003-08-02
FINLAY ENTERPRISES INC /DE
filed 2003-09-19
CIK 878731

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A
                         (Amendment No. 1 to Form 10-Q)

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

                           Yes  [X]                  No  [ ]

As of September 17, 2003 there were 9,174,709 shares of common stock, par value $.01 per share, of the registrant outstanding.

Explanatory Note

     This Amendment No. 1 to Form 10-Q for the quarterly period ended August 2, 2003 is being filed to correct a printer error that occurred in the initial filing on September 16, 2003. This Form 10-Q/A corrects the amounts of the Loss before Income Taxes for the thirteen weeks ended August 2, 2003 and August 3, 2002 (such amounts are now in the appropriate columns). Except for the number of shares listed above and certain dates related to the filing of this amendment, there are no other changes.

                            FINLAY ENTERPRISES, INC.

                                    FORM 10-Q/A

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

         Item 6.           Exhibits and Reports on Form 8-K...................................................27

SIGNATURES....................................................................................................29

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS



                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                                                 THIRTEEN WEEKS ENDED
                                                                          ------------------------------------

                                                                                                 AUGUST 3,
                                                                             AUGUST 2,              2002
                                                                               2003            (AS RESTATED)
                                                                          ---------------      ---------------
Sales .............................................................         $   192,772          $   187,130
Cost of sales .....................................................              94,603               91,168
                                                                            -------------        -------------
    Gross margin ..................................................              98,169               95,962
Selling, general and administrative expenses ......................              88,754               86,704
Depreciation and amortization .....................................               4,353                4,437
                                                                            -------------        -------------
    Income from operations ........................................               5,062                4,821
Interest expense, net .............................................               5,982                6,302
                                                                            -------------        -------------
    Loss before income taxes ......................................                (920)              (1,481)

Benefit for income taxes ..........................................                (358)                (737)
                                                                            -------------        -------------
    Net loss ......................................................         $      (562)         $      (744)
                                                                            =============        =============

Net loss per share applicable to common shares - basic and diluted:
          Basic net loss per share ................................         $     (0.06)         $     (0.08)
                                                                            =============        =============
          Diluted net loss per share ..............................         $     (0.06)         $     (0.08)
                                                                            =============        =============

Weighted average shares outstanding -
         basic and diluted ........................................           9,021,053            9,356,933
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