Form 10-Q
period 2003-11-01
FINLAY ENTERPRISES INC /DE
filed 2003-12-10
CIK 878731

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        ---    THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended November 1, 2003
                                              ----------------

                                       or

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        ---    THE SECURITIES EXCHANGE ACT OF 1934

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

                           Yes  X                   No
                               ---                     ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                           Yes  X                   No
                               ---                     ---


As of December 9, 2003, there were 9,084,895 shares of common stock, par value $.01 per share, of the registrant outstanding.

                            FINLAY ENTERPRISES, INC.

                                    FORM 10-Q

                     QUARTERLY PERIOD ENDED NOVEMBER 1, 2003

                                      INDEX

                                                                                                  PAGE(S)
                                                                                                  -------
PART I - FINANCIAL INFORMATION

      Item 1.    Consolidated Financial Statements (Unaudited)

                 Consolidated Statements of Operations for the thirteen weeks and thirty-nine weeks ended November 1, 2003 and November 2, 2002.......................1

                 Consolidated Balance Sheets as of November 1, 2003 and
                 February 1, 2003....................................................................3

                 Consolidated Statements of Changes in Stockholders' Equity for
                 the year ended February 1, 2003 and the thirty-nine weeks ended
                 November 1, 2003....................................................................4

                 Consolidated Statements of Cash Flows for the thirteen weeks and thirty-nine weeks ended November 1, 2003 and November 2, 2002.......................5

                 Notes to Consolidated Financial Statements..........................................7

      Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations......................................16

      Item 3.    Quantitative and Qualitative Disclosures about Market Risk.........................26

      Item 4.    Controls and Procedures............................................................26


PART II - OTHER INFORMATION

      Item 6.    Exhibits and Reports on Form 8-K...................................................27

SIGNATURES..........................................................................................29

PART I - FINANCIAL INFORMATION
  ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                                                      THIRTEEN WEEKS ENDED
                                                                               ----------------------------------
                                                                                                     NOVEMBER 2,
                                                                                NOVEMBER 1,              2002
                                                                                    2003            (AS RESTATED)
                                                                               ------------         -------------
Sales....................................................................      $    174,933         $     168,359
Cost of sales............................................................            85,467                80,462
                                                                               ------------         -------------
    Gross margin.........................................................            89,466                87,897
Selling, general and administrative expenses.............................            84,863                82,997
Depreciation and amortization............................................             4,991                 4,387
                                                                               ------------         -------------
    Income (loss) from operations........................................              (388)                  513
Interest expense, net....................................................             5,968                 6,358
                                                                               ------------         -------------
    Loss before income taxes ............................................            (6,356)               (5,845)
Benefit for income taxes.................................................            (2,480)               (2,504)
                                                                               ------------         -------------
    Net loss.............................................................      $     (3,876)        $      (3,341)
                                                                               ============         =============
Net loss per share applicable to common shares:
         Basic net loss per share.......................................       $      (0.43)        $       (0.36)
                                                                               ============         =============
         Diluted net loss per share.....................................       $      (0.43)        $       (0.36)
                                                                               ============         =============
Weighted average shares outstanding -
         basic and diluted...............................................         8,989,586             9,348,990
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

                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                        THIRTY-NINE WEEKS ENDED
                                                                      ---------------------------
                                                                                      NOVEMBER 2,
                                                                      NOVEMBER 1,        2002
                                                                          2003      (AS RESTATED)
                                                                      -----------   -------------
Sales .............................................................   $   553,913    $   542,854
Cost of sales .....................................................       269,929        260,839
                                                                      -----------    -----------
  Gross margin ....................................................       283,984        282,015
Selling, general and administrative expenses ......................       262,161        257,770
Depreciation and amortization .....................................        13,710         13,181
                                                                      -----------    -----------
  Income from operations ..........................................         8,113         11,064
Interest expense, net .............................................        17,770         18,673
                                                                      -----------    -----------
  Loss before income taxes and cumulative effect of accounting
    change ........................................................        (9,657)        (7,609)
Benefit for income taxes ..........................................        (3,766)        (3,491)
                                                                      -----------    -----------
  Loss before cumulative effect of accounting change ..............        (5,891)        (4,118)
Cumulative effect of accounting change, net of tax ................          --          (17,209)
                                                                      -----------    -----------
  Net loss ........................................................   $    (5,891)   $   (21,327)
                                                                      ===========    ===========
Net loss per share applicable to common shares - basic and diluted:
    Loss per share before cumulative effect of accounting change ..   $     (0.65)   $     (0.43)
    Cumulative effect of accounting change, net of tax ............          --            (1.82)
                                                                      -----------    -----------
    Net loss per share ............................................   $     (0.65)   $     (2.25)
                                                                      ===========    ===========
Weighted average shares outstanding -
    basic and diluted .............................................     9,049,247      9,473,080
                                                                      ===========    ===========






        The accompanying notes are an integral part of these consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                               NOVEMBER 1,   FEBRUARY 1,
                                                                                  2003          2003
                                                                               -----------   -----------
                                      ASSETS
Current assets:
  Cash and cash equivalents ..................................................   $   2,281    $  69,331
  Accounts receivable - department stores ....................................      36,411       19,985
  Other receivables ..........................................................      43,816       30,880
  Merchandise inventories ....................................................     300,221      263,544
  Prepaid expenses and other .................................................       5,834        3,236
  Deferred income taxes ......................................................       9,475        9,858
                                                                                 ---------    ---------
     Total current assets ....................................................     398,038      396,834
                                                                                 ---------    ---------
Fixed assets:
  Building, equipment, fixtures and leasehold improvements ...................     128,801      120,946
  Less - accumulated depreciation and amortization ...........................      60,875       50,575
                                                                                 ---------    ---------
     Fixed assets, net .......................................................      67,926       70,371
                                                                                 ---------    ---------
Deferred charges and other assets, net .......................................      19,350       22,234
Goodwill .....................................................................      91,046       91,046
                                                                                 ---------    ---------
     Total assets ............................................................   $ 576,360    $ 580,485
                                                                                 =========    =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings ......................................................   $  54,546    $    --
  Accounts payable - trade ...................................................      69,027      113,277
  Accrued liabilities:
     Accrued salaries and benefits ...........................................      18,155       17,734
     Accrued miscellaneous taxes .............................................       5,562        6,842
     Accrued interest ........................................................      10,284        5,421
     Deferred income .........................................................       7,217       10,493
     Other ...................................................................      16,373       14,814
  Income taxes payable .......................................................       9,124       19,263
                                                                                 ---------    ---------
     Total current liabilities ...............................................     190,288      187,844
Long-term debt ...............................................................     225,000      225,000
Deferred income taxes ........................................................      21,057       18,400
Other non-current liabilities ................................................          85          205
                                                                                 ---------    ---------
     Total liabilities .......................................................     436,430      431,449
                                                                                 ---------    ---------
Stockholders' equity:
  Common Stock, par value $.01 per share; authorized 25,000,000 shares;
     issued and outstanding 9,056,367 and 9,300,638 shares, at
     November 1, 2003 and February 1, 2003, respectively .....................         107          106
  Additional paid-in capital .................................................      81,833       79,680
  Retained earnings ..........................................................      77,706       83,597
  Unamortized restricted stock compensation ..................................      (1,581)        (609)
  Accumulated other comprehensive income .....................................         676           55
  Less treasury stock, at cost ...............................................     (18,811)     (13,793)
                                                                                 ---------    ---------
     Total stockholders' equity ..............................................     139,930      149,036
                                                                                 ---------    ---------
     Total liabilities and stockholders' equity ..............................   $ 576,360    $ 580,485
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

                            FINLAY ENTERPRISES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                      COMMON STOCK                            UNAMORTIZED    ACCUMULATED
                                    ------------------  ADDITIONAL             RESTRICTED      OTHER                      TOTAL
                                      NUMBER              PAID-IN   RETAINED     STOCK      COMPREHENSIVE  TREASURY   STOCKHOLDERS'
                                    OF SHARES   AMOUNT    CAPITAL   EARNINGS  COMPENSATION     INCOME        STOCK       EQUITY
                                    ---------   ------  ----------  --------  ------------  -------------  ---------  -------------
Balance, February 2, 2002 ........  9,946,623   $  105   $ 78,728   $ 76,558    $  (913)       $  96       $ (5,367)   $ 149,207
    Net income ...................         --       --         --      7,039         --           --             --        7,039
    Change in fair value of
      gold forward contracts,
      net of tax .................         --       --         --         --         --          (41)            --          (41)
    Exercise of stock options ....     87,627        1        952         --         --           --             --          953
    Amortization of restricted
      stock compensation .........         --       --         --         --        304           --             --          304
    Purchase of treasury stock ...   (733,612)      --         --         --         --           --         (8,426)      (8,426)
                                    ---------   ------  ---------   --------    -------     --------       --------    ---------
Balance, February 1, 2003 ........  9,300,638   $  106   $ 79,680   $ 83,597    $  (609)       $  55       $(13,793)   $ 149,036
    Net loss .....................         --       --         --     (5,891)        --           --             --       (5,891)
    Change in fair value of
      gold forward contracts,
      net of tax .................         --       --         --         --         --          621             --          621
    Exercise of stock options ....     75,967       --        827         --         --           --             --          827
    Issuance of restricted stock
      and restricted stock units .     50,000        1      1,326         --     (1,287)          --             --           40
    Amortization of restricted
      stock compensation and
      restricted stock units .....         --       --         --         --        315           --             --          315
    Purchase of treasury stock ...   (370,238)      --         --         --         --           --         (5,018)      (5,018)
                                    ---------   ------  ---------   --------    -------     --------       --------    ---------
Balance, November 1, 2003 ........  9,056,367   $  107   $ 81,833   $ 77,706    $(1,581)       $ 676       $(18,811)   $ 139,930
                                    =========   ======   ========   ========    =======     ========       ========    =========




        The accompanying notes are an integral part of these consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  THIRTEEN WEEKS ENDED
                                                                -------------------------
                                                                             NOVEMBER 2,
                                                                NOVEMBER 1,     2002
                                                                   2003     (AS RESTATED)
                                                                ----------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss ..................................................   $  (3,876)   $  (3,341)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
  Depreciation and amortization .............................       4,991        4,387
  Amortization of deferred financing costs ..................         258          294
  Amortization of restricted stock compensation and
    restricted stock units ..................................         163           76
  Non-current deferred income tax liabilities ...............       1,114        1,348
  Other, net ................................................         170          269
  Changes in operating assets and liabilities:
    Increase in accounts and other receivables ..............      (9,872)      (5,025)
    Increase in merchandise inventories .....................     (35,430)     (30,211)
    Increase in prepaid expenses and other ..................        (248)        (457)
    Increase in deferred income tax assets ..................         (11)        --
    Increase in accounts payable and accrued liabilities ....      26,648        9,031
    Increase in deferred tax liabilities ....................        --            192
                                                                ---------    ---------
      NET CASH USED IN OPERATING ACTIVITIES ................     (16,093)     (23,437)
                                                                ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and leasehold improvements      (2,971)      (2,684)
  Deferred charges and other, net ...........................         (23)           1
                                                                ---------    ---------
      NET CASH USED IN INVESTING ACTIVITIES .................      (2,994)      (2,683)
                                                                ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility ...................     155,925      156,645
  Principal payments on revolving credit facility ...........    (135,151)    (131,127)
  Capitalized financing costs ...............................        --           (187)
  Purchase of treasury stock ................................      (2,170)        (229)
  Stock options exercised ...................................         397           86
                                                                ---------    ---------
      NET CASH PROVIDED FROM FINANCING ACTIVITIES ...........      19,001       25,188
                                                                ---------    ---------
      DECREASE IN CASH AND CASH EQUIVALENTS .................         (86)        (932)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..............       2,367        3,440
                                                                ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ....................   $   2,281    $   2,508
                                                                =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid .............................................   $     737    $  10,804
                                                                =========    =========
  Income taxes paid .........................................   $   2,876    $   2,610
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

                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 THIRTY-NINE WEEKS ENDED
                                                                -------------------------
                                                                             NOVEMBER 2,
                                                                NOVEMBER 1,     2002
                                                                   2003     (AS RESTATED)
                                                                ----------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss ..................................................   $  (5,891)   $ (21,327)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
  Cumulative effect of accounting change, net of tax ........        --         17,209
  Depreciation and amortization .............................      13,710       13,181
  Amortization of deferred financing costs ..................         775          882
  Amortization of restricted stock compensation
    and restricted stock units ..............................         315          229
  Non-current deferred income tax liabilities ...............       2,657        2,259
  Other, net ................................................         583          232
  Changes in operating assets and liabilities:
    Increase in accounts and other receivables ..............     (29,362)     (33,979)
    Increase in merchandise inventories .....................     (36,677)     (17,739)
    Increase in prepaid expenses and other ..................      (2,712)      (1,674)
    Decrease in deferred income tax assets ..................         383         --
    Decrease in accounts payable and accrued liabilities ....     (52,570)     (71,268)
    Increase in deferred tax liabilities ....................        --            681
                                                                ---------    ---------
      NET CASH USED IN OPERATING ACTIVITIES .................    (108,789)    (111,314)
                                                                ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and leasehold improvements      (8,001)      (8,200)
  Deferred charges and other, net ...........................        --         (3,272)
                                                                ---------    ---------
      NET CASH USED IN INVESTING ACTIVITIES .................      (8,001)     (11,472)
                                                                ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility ...................     462,409      444,624
  Principal payments on revolving credit facility ...........    (407,863)    (362,472)
  Capitalized financing costs ...............................        (431)        (187)
  Purchase of treasury stock ................................      (5,018)      (6,744)
  Stock options exercised ...................................         643          704
                                                                ---------    ---------
      NET CASH PROVIDED FROM FINANCING ACTIVITIES ...........      49,740       75,925
                                                                ---------    ---------
      DECREASE IN CASH AND CASH EQUIVALENTS .................     (67,050)     (46,861)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..............      69,331       49,369
                                                                ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ....................   $   2,281    $   2,508
                                                                =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid .............................................   $  12,132    $  22,396
                                                                =========    =========
  Income taxes paid .........................................   $  10,561    $   8,536
                                                                =========    =========


        The accompanying notes are an integral part of these consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF ACCOUNTING AND PRESENTATION

     The accompanying unaudited consolidated financial statements of Finlay Enterprises, Inc. (the "Company" or the "Registrant"), and its wholly owned subsidiary, Finlay Fine Jewelry Corporation and its wholly owned subsidiaries ("Finlay Jewelry"), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. References to "Finlay" mean collectively, the Company and Finlay Jewelry. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of November 1, 2003, and the results of operations and cash flows for the thirteen weeks and thirty-nine weeks ended November 1, 2003 and November 2, 2002. Due to the seasonal nature of the business, results for interim periods are not indicative of annual results. The unaudited consolidated financial statements have been prepared on a basis consistent with that of the audited consolidated financial statements as of February 1, 2003 referred to below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission").

     These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2003 ("Form 10-K") previously filed with the Commission.

     The consolidated financial statements for the thirteen weeks and thirty-nine weeks ended November 2, 2002 have been restated to reflect the retroactive adoption in the fiscal year ended February 1, 2003 of Emerging Issues Task Force ("EITF") Issue No. 02-16 ("EITF 02-16"), "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor." See Note 2 herein and Form 10-K. Additionally, certain prior period balances have been reclassified to conform to the current period presentation.

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

     The cost to Finlay of gold merchandise sold on consignment, which typically varies with the price of gold, is not fixed until the merchandise is sold. Finlay, at times, enters into forward contracts based upon the anticipated sales of gold product in order to hedge against the risk of gold price fluctuations. Such contracts typically have durations ranging from one to nine months. At November 1, 2003 and February 1, 2003, the Company had several open positions in gold forward contracts totaling 30,000

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

fine troy ounces and 4,000 fine troy ounces, respectively, to purchase gold for $10.5 million and $1.4 million, respectively.

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

     In accordance with EITF 02-16, the Company recorded a cumulative effect of accounting change as of February 3, 2002, the date of adoption, that increased the net loss for the thirty-nine weeks ended November 2, 2002 by $17.2 million, net of tax of $11.7 million, or $1.82 per share. As of November 1, 2003 and February 1, 2003, deferred vendor allowances totaled (i) $16.4 million and $18.5 million, respectively, for owned merchandise, which allowances are included as an offset to merchandise inventories on the Company's Consolidated Balance Sheet, and (ii) $7.2 million and $10.5 million, respectively, for merchandise received on consignment, which allowances are included as deferred income on the Company's Consolidated Balance Sheet. The consolidated financial statements for the thirteen weeks and thirty-nine weeks ended November 2, 2002 have been restated to reflect this change in accordance with Statement of Financial Accounting Standards ("SFAS") No. 3, "Reporting Accounting Changes in Interim Financial Statements" as follows (in thousands):

                                                               THIRTEEN WEEKS ENDED   THIRTY-NINE WEEKS ENDED
                                                                 NOVEMBER 2, 2002           NOVEMBER 2, 2002
                                                                -------------------    ---------------------
Net loss, as previously reported............................    $          (3,185)     $           (4,041)
Less: Cumulative effect of accounting change, net of tax....                  -                   (17,209)
Add: Impact on operating income, net of tax.................                 (156)                    (77)
                                                                -------------------    ---------------------
Net loss, as restated.......................................    $          (3,341)      $         (21,327)
                                                                ===================    =====================


     HEDGING: SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, all derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. SFAS No. 133 defines requirements for designation and documentation of hedging relationships, as well as ongoing effectiveness assessments, which must be met in order to qualify for hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

would be recorded in earnings immediately. The Company has designated its existing derivative instruments, consisting of gold forward contracts, as cash flow hedges. For derivative instruments designated as cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income, a separate component of stockholders' equity, and is reclassified into cost of sales when the offsetting effects of the hedged transaction affects earnings. Changes in the fair value of the derivative attributable to hedge ineffectiveness are recorded in earnings immediately. At November 1, 2003 and February 1, 2003, the fair value of the gold forward contracts resulted in the recognition of an asset of $1.1 million and $94,000, respectively. The amount recorded in accumulated other comprehensive income at November 1, 2003 of $676,000, net of tax, is expected to be reclassified into earnings during the remainder of 2003. The amount recorded in accumulated other comprehensive income at February 1, 2003 of $55,000, net of tax, was reclassified into earnings in the first quarter of 2003.

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

     NET INCOME (LOSS) PER SHARE: Net loss per share has been computed in accordance with SFAS No. 128, "Earnings per Share". Basic and diluted net loss per share were calculated using the weighted average number of shares outstanding during each period, with options to purchase Common Stock and restricted stock included in diluted net loss per share, using the treasury stock method, to the extent that such options and restricted stock were dilutive. As the Company had a net loss for the thirteen weeks and thirty-nine weeks ended November 1, 2003 and November 2, 2002, the stock options and restricted stock are not considered in the calculation of diluted net loss per share due to their anti-dilutive effect. As a result, the weighted average number of shares outstanding used for both the basic and diluted net loss per share calculations was the same. Total stock options outstanding were 1,504,901 and 1,586,335 at November 1, 2003 and November 2, 2002, respectively, at prices ranging from $7.05 to $24.31 per share in each period. As of November 1, 2003, 150,000 shares of restricted stock and 5,292 restricted stock units were excluded from the computation of diluted earnings per share. As of November 2, 2002, 100,000 shares of restricted stock were excluded from the computation of diluted earning per share. See Note 8.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     STOCK-BASED COMPENSATION: In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" which became effective in 2002. This Statement amends SFAS No. 123 "Accounting for Stock-Based Compensation", to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock options. As permitted by SFAS No. 123, the Company has elected to continue to recognize stock-based compensation for its stock option plans using the intrinsic value method. Accordingly, no compensation expense has been recognized for its stock option plans. Had the fair value method of accounting been applied to the Company's stock option plans, which requires recognition of compensation costs ratably over the vesting period of the stock options, net loss and net loss per share would be as follows:

                                                             THIRTEEN WEEKS ENDED           THIRTY-NINE WEEKS ENDED
                                                          --------------------------      ---------------------------
                                                          NOVEMBER 1,    NOVEMBER 2,      NOVEMBER 1,    NOVEMBER 2,
                                                              2003           2002             2003          2002
                                                          -----------    -----------      -----------    ------------
                                                                               (IN THOUSANDS)
Reported net loss ....................................    $   (3,876)    $   (3,341)      $   (5,891)    $  (21,327)
Add: Stock-based compensation determined
      under the fair value method, net of tax ........          (188)          (196)            (579)          (592)
Deduct: Stock-based employee compensation
      expense included in reported net loss,
      net of tax......................................            94             46              187            140
                                                          -----------    ------------     -----------    ------------
Pro forma net loss....................................    $   (3,970)    $   (3,491)      $   (6,283)    $  (21,779)
                                                          ===========    ============     ===========    ============
Basic and diluted net loss per share:
Reported net loss per share..........................     $    (0.43)    $    (0.36)      $    (0.65)    $    (2.25)
                                                          ===========    ============     ===========    ============
Pro forma net loss per share ........................     $    (0.44)    $    (0.37)      $    (0.69)    $    (2.30)
                                                          ===========    ============     ===========    ============

     COMPREHENSIVE INCOME: SFAS No. 130, "Reporting Comprehensive Income" requires disclosure of comprehensive income, defined as the total of net income and all other non-owner changes in equity, which under generally accepted accounting principles, are recorded directly to the stockholders' equity section of the consolidated balance sheet and, therefore, bypass net income. For 2003 and 2002, the only non-owner change in equity related to the change in fair value of the Company's outstanding gold forward contracts. For the thirteen weeks ended November 1, 2003 and November 2, 2002, the comprehensive loss, calculated as the total of the net loss plus the change in fair value of the Company's outstanding gold forward contracts, was $3.8 million and $3.1 million, respectively. For the thirty-nine weeks ended November 1, 2003 and November 2, 2002, the comprehensive loss was $5.3 million and $21.4 million, respectively.

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

NOTE 4 - SHORT AND LONG-TERM DEBT

     On January 22, 2003, Finlay Jewelry's revolving credit agreement with General Electric Capital Corporation and certain other lenders was amended and restated (the "Revolving Credit Agreement"). The Revolving Credit Agreement, which matures in January 2008, provides Finlay Jewelry with a senior secured revolving line of credit up to $225.0 million (the "Revolving Credit Facility"). At November 1, 2003, $54.5 million was outstanding under this facility. The average amounts outstanding under the Revolving Credit Agreement were $42.3 million and $63.9 million for the thirty-nine weeks ended November 1, 2003 and November 2, 2002, respectively. The maximum amount outstanding for the thirty-nine weeks ended November 1, 2003 was $73.5 million, at which point the unused excess availability was $142.3 million.

     The Company has outstanding 9% Senior Debentures, due May 1, 2008, having an aggregate principal amount of $75.0 million (the "Senior Debentures") and Finlay Jewelry has outstanding 83/8% Senior Notes, due May 1, 2008, having an aggregate principal amount of $150.0 million (the "Senior Notes"). The indentures relating to the Senior Debentures and Senior Notes are collectively referred to as the "Senior Indentures".

NOTE  5 - MERCHANDISE INVENTORIES

     Merchandise inventories consisted of the following:

                                                                  NOVEMBER 1,         FEBRUARY 1,
                                                                     2003                2003
                                                                -------------       ---------------
                                                                         (IN THOUSANDS)
Jewelry goods - rings, watches and other fine jewelry
    (first-in, first-out ("FIFO")  basis)...................    $     314,326       $     275,339
Less:  Excess of FIFO cost over LIFO inventory value........           14,105              11,795
                                                                -------------       ---------------
                                                                $     300,221       $     263,544
                                                                =============       ===============

     In accordance with EITF 02-16, merchandise inventories have been reduced by $16.4 million and $18.5 million at November 1, 2003 and February 1, 2003, respectively, to reflect the vendor allowances as a reduction in the cost of merchandise. The LIFO method had the effect of increasing the loss before taxes for the thirteen weeks ended November 1, 2003 and November 2, 2002 by $0.8 million and $0.6 million, respectively. The LIFO method had the effect of increasing the loss before taxes for the thirty-nine weeks ended November 1, 2003 and November 2, 2002 by $2.3 million and $1.4 million, respectively. Finlay determines its LIFO inventory value by utilizing selected producer price indices published for jewelry and watches by the Bureau of Labor Statistics.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  5 - MERCHANDISE INVENTORIES (CONTINUED)

     Approximately $381,760,000 and $359,676,000 at November 1, 2003 and
February 1, 2003, respectively, of merchandise received on consignment is not included in merchandise inventories and accounts payable-trade in the accompanying Consolidated Balance Sheets. Finlay Jewelry is party to an amended and restated gold consignment agreement (as amended, the "Gold Consignment Agreement"), which enables Finlay Jewelry to receive consignment merchandise by providing gold, or otherwise making payment, to certain vendors. While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to the gold consignor.

     Finlay Jewelry's Gold Consignment Agreement matures on July 31, 2005, and permits Finlay Jewelry to consign up to the lesser of (i) 165,000 fine troy ounces or (ii) $50.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. In the event this agreement is terminated, Finlay Jewelry will be required to return the gold or purchase the outstanding gold at the prevailing gold rate in effect on that date. At November 1, 2003 and February 1, 2003, amounts outstanding under the Gold Consignment Agreement totaled 127,921 and 134,785 fine troy ounces, respectively, valued at approximately $49.4 million and $49.5 million, respectively. For financial statement purposes, the consigned gold is not included in merchandise inventories on the Company's Consolidated Balance Sheets and, therefore, no related liability has been recorded.

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

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - LEASE AGREEMENTS (CONTINUED)

     The store leases provide for the payment of fees based on sales, plus, in some instances, installment payments for fixed assets. Only minimum fees, as represented in the table below, are guaranteed by the lease agreements with host department stores. Lease expense, included in Selling, general and administrative expenses, is as follows:

                                    THIRTEEN WEEKS ENDED                THIRTY-NINE WEEKS ENDED
                              ---------------------------------     ---------------------------------
                                NOVEMBER 1,        NOVEMBER 2,        NOVEMBER 1,       NOVEMBER 2,
                                    2003              2002               2003               2002
                              ---------------    --------------     --------------    ---------------
                                                          (IN THOUSANDS)
Minimum fees..............    $        355        $       603        $      1,137       $      1,876
Contingent fees...........          28,669             27,354              90,595             88,013
                              ---------------    --------------     --------------    ---------------
  Total...................    $     29,024        $    27,957        $     91,732       $     89,889
                              ===============    ==============     ==============    ===============

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

     The Company recorded a pre-tax charge in the fourth quarter of 1999 of $28.6 million, or $1.62 per share on a diluted basis after-tax, for the write-down of assets for disposition and related closure expenses. All of Sonab's employees, excluding those that were hired by the buyer, were involuntarily terminated, including sales associates, supervisors and corporate personnel. As of November 1, 2003, the Company's exit plan has been completed with the exception of certain employee litigation and other legal matters. To date, the Company has charged a total of $26.4 million against its estimate of $27.2 million. The Company does not believe future results will be materially impacted by any remaining payments. No changes have occurred during the thirty-nine weeks ended November 1, 2003.

NOTE 8 - STOCK REPURCHASE PROGRAM AND RESTRICTED STOCK AWARDS

     On December 1, 2000, the Company announced that its Board of Directors had approved a stock repurchase program to acquire up to $20 million of outstanding Common Stock. The stock repurchase program has been extended from time to time and, on June 19, 2003, the Company's Board of Directors approved the repurchase of an additional $20 million of outstanding Common Stock. The Company may, at the discretion of management, purchase its Common Stock, from time to time through September 29, 2004. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, availability under the Revolving Credit Facility, compliance with certain restrictive covenants and Finlay's cash position and requirements going forward. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. Through fiscal 2002, the Company repurchased a total of 1,332,942 shares for approximately $13,793,000. For the thirty-nine weeks ended November 1, 2003 and November 2, 2002, the Company repurchased 370,238 shares and 595,962 shares for $5,018,000 and $6,744,000, respectively.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - STOCK REPURCHASE PROGRAM AND RESTRICTED STOCK AWARDS (CONTINUED)

     On February 4, 2001, an executive officer of the Company was issued 100,000 shares of Common Stock, subject to restrictions ("Restricted Stock"), pursuant to a restricted stock agreement. The Restricted Stock becomes fully vested after four years of continuous employment by the Company and is accounted for as a component of stockholders' equity. Compensation expense of approximately $1.2 million is being amortized over four years. Amortization for the thirteen week periods ended November 1, 2003 and November 2, 2002, totaled $76,000. Amortization for the thirty-nine week periods ended November 1, 2003 and November 2, 2002 totaled $229,000.

     On August 14, 2003, an executive officer of the Company was issued an additional 50,000 shares of Restricted Stock pursuant to a restricted stock agreement. The Restricted Stock vests fifty percent on January 31, 2005, with the remaining fifty percent vesting on June 30, 2007, subject to the provisions of the restricted stock agreement and is accounted for as a component of stockholders' equity. Compensation expense of approximately $774,000 is being amortized over the respective vesting periods. Amortization for the thirteen week and thirty-nine week periods ended November 1, 2003 totaled $78,000.

     On October 31, 2003, certain executives of the Company were awarded a total of 31,250 shares of Restricted Stock, pursuant to restricted stock agreements. The Restricted Stock becomes fully vested after four years of continuous employment by the Company and is accounted for as a component of stockholders' equity with respect to unamortized restricted stock compensation. However, such shares are not considered outstanding. Compensation expense of approximately $473,000 is being amortized over four years.

NOTE 9 - EXECUTIVE AND DIRECTOR DEFERRED COMPENSATION AND STOCK PURCHASE PLANS

     On April 16, 2003, the Board of Directors adopted the Executive Deferred Compensation and Stock Purchase Plan and the Director Deferred Compensation and Stock Purchase Plan, which was approved by the Company's stockholders on June 19, 2003 (the "New Plans"). Under the New Plans, key executives of Finlay and the Company's non-employee directors as directed by the Company's Compensation Committee, will be eligible to acquire restricted stock units ("RSUs"). An RSU is a unit of measurement equivalent to one share of common stock, but with none of the attendant rights of a stockholder of a share of common stock. Two types of RSUs will be awarded under the New Plans: (i) participant RSUs, where a plan participant may elect to defer, in the case of an executive employee, a portion of his or her actual or target bonus, and in the case of a non-employee director, his or her retainer fees and Committee chairmanship fees, and receive RSUs in lieu thereof and (ii) matching RSUs, where the Company will credit a participant's plan account with one matching RSU for each participant RSU that a participant elects to purchase. While participant RSUs are fully vested at all times, matching RSUs will be subject to vesting and forfeiture as set forth in the New Plans. At the time of distribution under the New Plans, RSUs will be converted into actual shares of Common Stock of the Company. Purchases and awards of RSUs under the New Plans will not further dilute any stockholder's ownership percentage beyond the dilution already permitted under the existing long term incentive plans because the shares of Common Stock to be issued or used under the New Plans will be funded solely from shares of Common Stock already available for issuance under the existing long term incentive plans. As of November 1, 2003, 5,292 restricted stock units have been awarded under the New Plans.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - EXECUTIVE AND DIRECTOR DEFERRED COMPENSATION AND STOCK PURCHASE PLANS (CONTINUED)

Amortization for the thirteen weeks and thirty-nine weeks ended November 1, 2003 totaled approximately $10,000.

NOTE 10 - STORE GROUP AND DEPARTMENT CLOSINGS

     On August 26, 2003, the Company announced that Federated will not renew Finlay's lease in the Burdine's department store division due to the planned consolidation of the Burdine's and Macy's fine jewelry departments in 2004. The termination of the lease, which expires January 31, 2004, will result in the closure of 46 Finlay departments in the Burdine's division. In fiscal 2002, Finlay generated approximately $50 million in sales from the Burdine's departments. In 2003, Finlay estimates recording charges amounting to approximately $1.5 million for closing costs associated with the accelerated depreciation of fixed assets and severance, excluding the non-cash charge for the write-down of goodwill resulting from the department closings. During the third quarter of 2003, Finlay recorded charges of approximately $690,000 relating to the accelerated depreciation of fixed assets and severance.

     On July 30, 2003, May announced its intention to divest 32 Lord & Taylor stores, as well as two other stores in its Famous-Barr division. Finlay currently operates the jewelry departments in each of these locations, with the exception of one department which closed during the third quarter of 2003 and two departments which closed during the fourth quarter of 2003. In fiscal 2002, Finlay generated approximately $17 million in sales from these 34 departments. At this time, May has not announced a specific timeline for when these stores will close. However, Finlay estimates recording charges during 2003 and 2004 amounting to approximately $1.5 million for closing costs associated with the accelerated depreciation of fixed assets and severance from the date of the announcement through the estimated dates of the store closings, excluding the non-cash charge for the write-down of goodwill resulting from the department closings. During the third quarter of 2003, Finlay recorded charges of approximately $264,000 relating to the accelerated depreciation of fixed assets and severance.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

     From time to time, Finlay is involved in litigation relating to claims arising out of its operations in the normal course of business. As of December 10, 2003, Finlay is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on Finlay's business, results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on Finlay's business, results of operations, financial condition or cash flows.

     The Company has not provided any third-party financial guarantees as of November 1, 2003.

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

     DERIVATIVE INSTRUMENTS

     The Company is exposed to market risk related to changes in the price of gold and at times enters into forward contracts to hedge against the risk of gold price fluctuations. In 2001, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which requires that all derivative instruments be recorded on the balance sheet as either an asset or a liability measured at its fair value. Accounting for derivative instruments under this pronouncement did not have a material impact on the Company's financial condition, results of operations and cash flows for the thirteen weeks and thirty-nine weeks ended November 1, 2003.

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

     In accordance with EITF 02-16, the Company recorded a cumulative effect of accounting change as of February 3, 2002, the date of adoption, that increased the net loss for the thirty-nine weeks ended November 2, 2002 by $17.2 million, net of tax of $11.7 million, or $1.82 per share. As of November 1, 2003 and February 1, 2003, deferred vendor allowances totaled (i) $16,353,000 and $18,452,000, respectively, for owned merchandise, which allowances are included as an offset to merchandise inventories on the Company's Consolidated Balance Sheet, and (ii) $7,217,000 and $10,493,000, respectively, for merchandise received on consignment, which allowances are included as deferred income on the Company's Consolidated Balance Sheet. The adoption of EITF 02-16 did not have a material impact on the financial position or results of operations of the Company for the thirteen weeks and thirty-nine weeks ended November 1, 2003. Previously reported results for the thirteen weeks and thirty-nine weeks ended November 2, 2002 have been restated as a result of the retroactive adoption of EITF 02-16.

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

     COVENANT REQUIREMENTS

     The Company's agreements covering the Revolving Credit Agreement, the Senior Debentures and the Senior Notes each require that Finlay comply with certain restrictive and financial covenants. In addition, Finlay Jewelry is party to the Gold Consignment Agreement, which also contains certain covenants. As of and for the thirty-nine weeks ended November 1, 2003, the Company was in compliance with all of its covenants. Management expects to be in compliance with all of its covenants through 2003. Because compliance is based, in part, on management estimates and actual results can differ from those estimates, there can be no assurance that the Company will be in compliance with the covenants in the future or that the lenders will waive or amend any of the covenants should the

Company be in violation of any such covenants. The Company believes the assumptions used are appropriate.

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

RESULTS OF OPERATIONS

The following table sets forth operating results as a percentage of sales for the periods indicated:

STATEMENTS OF OPERATIONS DATA
(UNAUDITED)

                                                                    THIRTEEN WEEKS ENDED            THIRTY-NINE WEEKS ENDED
                                                                 ----------------------------     -----------------------------
                                                                                  NOVEMBER 2,                       NOVEMBER 2,
                                                                 NOVEMBER 1,         2002         NOVEMBER 1,         2002
                                                                    2003         (AS RESTATED)       2003         (AS RESTATED)
                                                                 -----------      -----------     -----------     -------------
Sales......................................................        100.0%           100.0%          100.0%            100.0%
Cost of sales..............................................         48.9             47.8            48.7              48.1
                                                                 -----------      -----------     -----------       -----------
    Gross margin...........................................         51.1             52.2            51.3              51.9
Selling, general and administrative expenses...............         48.5             49.3            47.3              47.5
Depreciation and amortization..............................          2.8              2.6             2.5               2.4
                                                                 -----------      -----------     -----------       -----------
    Income (loss) from operations..........................         (0.2)             0.3             1.5               2.0
Interest expense, net......................................          3.4              3.8             3.2               3.4
                                                                 -----------      -----------     -----------       -----------
    Loss before income taxes and cumulative effect of
      accounting change....................................         (3.6)            (3.5)           (1.7)             (1.4)
Benefit for income taxes...................................         (1.4)            (1.5)           (0.7)             (0.6)
                                                                 -----------      -----------     -----------       -----------
    Loss before cumulative effect of accounting change.....         (2.2)            (2.0)           (1.0)             (0.8)
Cumulative effect of accounting change, net of tax.........          -                -               -                (3.2)
                                                                 -----------      -----------     -----------       -----------
    Net loss...............................................         (2.2)%           (2.0)%          (1.0)%            (4.0)%
                                                                 ===========      ===========     ===========       ===========

THIRTEEN WEEKS ENDED NOVEMBER 1, 2003 COMPARED WITH THIRTEEN WEEKS ENDED NOVEMBER 2, 2002

     SALES. Sales for the thirteen weeks ended November 1, 2003, increased $6.6 million, or 3.9%, over the comparable period in 2002. Comparable department sales (departments open for the same months during comparable periods) increased 3.1%. Management attributes this increase in sales primarily to emphasizing its "Key Item" and "Best Value" merchandising programs, which provide a targeted assortment of items at competitive prices.

     During the thirteen weeks ended November 1, 2003, Finlay opened 22 departments and closed one department. The openings and closing were all within existing store groups.

     GROSS MARGIN. Gross margin for the period increased by $1.6 million in 2003 compared to 2002, and as a percentage of sales, gross margin decreased by 1.1%. Gross margin was impacted by successful promotional events in the quarter which positively affected sales, but negatively affected margin. The decrease also reflected a higher LIFO provision coupled with an increase in gold prices.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A increased $1.9 million, or 2.2% due primarily to payroll expense and lease fees associated with the increase in the Company's sales. As a percentage of sales, SG&A decreased 0.8% due to the favorable leveraging of payroll and other expenses.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $0.6 million reflecting additional depreciation and amortization as a result of capital expenditures for the most recent twelve months, offset by the effect of certain assets becoming fully depreciated. In addition, accelerated depreciation costs associated with the Burdine's and Lord & Taylor store closings totaling approximately $0.7 million were recorded in the period.

     INTEREST EXPENSE, NET. Interest expense decreased by $0.4 million primarily due to a decrease in average borrowings ($278.5 million for the period in 2003 compared to $305.9 million for the comparable period in 2002). The weighted average interest rate was approximately 7.5% for the 2003 period compared to 7.3% for the comparable period in 2002.

     BENEFIT FOR INCOME TAXES. The income tax benefit for the 2003 and 2002 periods reflects effective tax rates of 39% and 40.5%, respectively, adjusted in 2002 for certain income tax provisions which were no longer required.

     NET LOSS. Net loss of $3.9 million for the 2003 period represents an increase of $0.5 million as compared to the net loss in the prior period as a result of the factors discussed above.

THIRTY-NINE WEEKS ENDED NOVEMBER 1, 2003 COMPARED WITH THIRTY-NINE WEEKS ENDED NOVEMBER 2, 2002

     SALES. Sales for the thirty-nine weeks ended November 1, 2003 increased $11.1 million, or 2.0%, over the comparable period in 2002. Comparable department sales increased 1.6%. Management attributes this increase in sales primarily to emphasizing its "Key Item" and "Best Value" merchandising programs, which provide a targeted assortment of items at competitive prices.

     During the thirty-nine weeks ended November 1, 2003, Finlay opened 31 departments and closed 18 departments. The openings and closings were all within existing store groups.

     GROSS MARGIN. Gross margin for the period increased by $2.0 million in 2003 compared to 2002, and as a percentage of sales, gross margin decreased by 0.6%. The decrease primarily reflected a higher LIFO provision coupled with an increase in gold prices and a continued promotional environment.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A increased $4.4 million, or 1.7% due primarily to payroll expense and lease fees associated with the increase in the Company's sales. SG&A as a percentage of sales decreased by 0.2%.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by $0.5 million due to additional depreciation and amortization as a result of capital expenditures for the most recent twelve months, offset by the effect of certain assets becoming fully depreciated. In addition, accelerated depreciation costs associated with the Burdine's and Lord & Taylor store closings totaling approximately $0.7 million were recorded in the period.

     INTEREST EXPENSE, NET. Interest expense decreased by $0.9 million primarily due to a decrease in average borrowings ($267.3 million for the period in 2003 compared to $288.9 million for the comparable period in 2002). The weighted average interest rate was approximately 7.7% for the 2003 period compared to 7.6% for the comparable period in 2002.

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

     NET LOSS. The net loss of $5.9 million for the 2003 period represents a decrease of $15.4 million as compared to the net loss in the prior period as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Finlay's primary capital requirements are for funding working capital for new departments and for working capital growth of existing departments and, to a lesser extent, capital expenditures for opening new departments, renovating existing departments and information technology investments. For the thirty-nine weeks ended November 1, 2003 and November 2, 2002, capital expenditures totaled $8.0 million and $8.2 million, respectively. For 2002, capital expenditures totaled $12.5 million and for 2003 are estimated to be approximately $12.0 million. Although capital expenditures are limited by the terms of the Revolving Credit Agreement, to date this limitation has not precluded the Company from satisfying its capital expenditure requirements.

     Finlay's operations substantially preclude customer receivables as Finlay's lease agreements require host stores to remit sales proceeds for each month (without regard to whether such sales were cash, store credit or national credit card) to Finlay approximately three weeks after the end of such month. However, Finlay cannot ensure the collection of sales proceeds from its host stores. Additionally, on average, approximately 50% of Finlay's merchandise has been carried on consignment. The Company's working capital balance was $207.8 million at November 1, 2003, a decrease of $1.2 million from February 1, 2003, resulting primarily from the impact of the interim net loss (exclusive of depreciation and amortization), capital expenditures and the purchase of treasury stock.

     The seasonality of Finlay's business causes working capital requirements, and therefore borrowings under the Revolving Credit Agreement, to reach their highest level in the months of October, November and December in anticipation of the year-end holiday season. Accordingly, Finlay experiences seasonal cash needs as inventory levels peak. Additionally, substantially all of Finlay's lease agreements provide for accelerated payments during the months of November and December, which require the host store groups to remit to Finlay 75% of the estimated months' sales prior to or shortly following the end of that month. These proceeds result in a significant increase in the Company's cash, which is used to reduce the Company's borrowings under the Revolving Credit Agreement. Inventory levels decreased by $5.4 million, or 1.8%, as compared to November 2, 2002, as a result of the continued monitoring of inventory levels. During 2003, the reduced inventory levels favorably impacted the Company's outstanding borrowings under the Revolving Credit Agreement.

     In January 2003, Finlay entered into the Revolving Credit Agreement, which expires in January 2008. The Revolving Credit Agreement provides Finlay Jewelry with a line of credit of up to $225.0 million to finance working capital needs. Amounts outstanding under the Revolving Credit Agreement bear interest at a rate equal to, at Finlay's option, (i) the prime rate plus a margin ranging from zero to 1.0% or (ii) adjusted Eurodollar rate plus a margin ranging from 1.0% to 2.0%, in each case depending on the financial performance of the Company. The weighted average interest rate was 3.3% and 3.9% for the thirty-nine weeks ended November 1, 2003 and November 2, 2002, respectively.

     In each year, Finlay is required to reduce the outstanding revolving credit balance and letter of credit balance under the Revolving Credit Agreement to $50.0 million or less and $20.0 million or less, respectively, for a 30 consecutive day period (the "Balance Reduction Requirement"). Borrowings under the Revolving Credit Agreement at November 1, 2003 were $54.5 million, compared to a zero balance at February 1, 2003 and $82.2 million at November 2, 2002. The average amounts outstanding under the Revolving Credit Agreement were $42.3 million and $63.9 million for the thirty-nine weeks ended November 1, 2003 and November 2, 2002, respectively. The maximum amount outstanding for the thirty-nine weeks ended November 1, 2003 was $73.5 million, at which point the unused excess availability was $139.1 million. At November 1, 2003, the Company was in compliance with all of its covenants under the Revolving Credit Agreement.

     Finlay's long-term needs for external financing will depend on its rate of growth, the level of internally generated funds and the ability to continue obtaining substantial amounts of merchandise on advantageous terms, including consignment arrangements with its vendors. For 2002, Finlay had an average balance of consignment merchandise of $360.5 million as compared to an average balance of $377.4 million in 2001. As of November 1, 2003, $381.8 million of consignment merchandise from approximately 300 vendors was on hand as compared to $381.2 million at November 2, 2002.

     A significant amount of Finlay's operating cash flow has been used or will be required to pay interest, directly or indirectly, with respect to the Senior Debentures, the Senior Notes and amounts due under the Revolving Credit Agreement, including the payments required pursuant to the Balance Reduction Requirement. As of November 1, 2003, Finlay's outstanding borrowings were $279.5 million, which included a $75.0 million balance under the Senior Debentures, a $150.0 million balance under the Senior Notes and a $54.5 million balance under the Revolving Credit Agreement. At November 1, 2003, the Company was in compliance with all of its covenants under the Senior Indentures.

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

     Finlay Jewelry's Gold Consignment Agreement matures on July 31, 2005 and permits Finlay to consign up to the lesser of (i) 165,000 fine troy ounces or
(ii) $50.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At November 1, 2003, amounts outstanding under the Gold Consignment Agreement totaled 127,921 fine troy ounces, valued at approximately $49.4 million. The average amount outstanding under the Gold Consignment Agreement was $39.1 million in 2002. In the event this agreement is terminated, Finlay Jewelry will be required to return the gold or purchase the outstanding gold at the prevailing gold rate in effect on that date. For financial statement purposes, the consigned gold is not included in merchandise inventories on the Company's Consolidated Balance Sheets and, therefore, no related liability has been recorded. At November 1, 2003, Finlay Jewelry was in compliance with all of its covenants under the Gold Consignment Agreement.

     The following tables summarize the Company's contractual and commercial obligations, which may have an impact on future liquidity and the availability of capital resources, as of November 1, 2003 (dollars in thousands):

                                                             PAYMENTS DUE BY PERIOD
                                 ----------------------------------------------------------------------------
  CONTRACTUAL OBLIGATIONS          TOTAL       LESS THAN 1 YEAR    1 - 3 YEARS   4 - 5 YEARS    AFTER 5 YEARS
------------------------------   ---------     ----------------    -----------   -----------    -------------
Senior Notes (due 2008).......   $ 150,000        $       -          $     -      $      -        $ 150,000
Senior Debentures (due 2008)..      75,000                -                -             -           75,000
Operating leases (1)..........      11,011            1,974             3,925        3,834            1,278
                                 ---------        ---------          --------     --------        ---------
Total.........................   $ 236,011        $   1,974          $  3,925     $  3,834        $ 226,278
                                 =========        =========          ========     ========        =========

----------------
(1) Represents future minimum payments under noncancellable operating leases as of February 1, 2003.

                                                AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                 ----------------------------------------------------------------------------
 OTHER COMMERCIAL COMMITMENTS      TOTAL       LESS THAN 1 YEAR    1 - 3 YEARS   4 - 5 YEARS    AFTER 5 YEARS
------------------------------   ---------     ----------------    -----------   -----------    -------------
Revolving Credit Agreement
  (due 2008) (1)..............   $ 54,546         $     4,546       $       -     $ 50,000         $     -
Gold Consignment Agreement
  (due 2005)..................     49,409                   -          49,409            -               -
Letters of credit.............      8,950               8,700               -            -              250
                                 --------        ------------       ---------     --------         --------
Total.........................   $112,905         $    13,246       $  49,409     $ 50,000         $    250
                                 ========        ============       =========     ========         ========

---------------------
(1) The outstanding balance on the Revolving Credit Agreement at December 1, 2003 was $86.6 million.

     The Company has not created, and is not party to, any off-balance sheet entities for the purpose of raising capital, incurring debt or operating the Company's business. The Company does not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect the Company's liquidity or the availability of capital resources.

     Finlay believes that, based upon current operations, anticipated growth, and continued availability under the Revolving Credit Agreement, Finlay Jewelry will, for the foreseeable future, be able to meet its debt service and anticipated working capital obligations, and to make distributions to the Company sufficient to permit the Company to meet its debt service obligations and to pay certain other expenses as they come due. No assurances, however, can be given that Finlay Jewelry's current level of operating results will continue or improve or that Finlay Jewelry's income from operations will continue to be sufficient to permit Finlay Jewelry and the Company to meet their debt service and other obligations. Currently, Finlay Jewelry's principal financing arrangements restrict annual distributions from Finlay Jewelry to the Company to 0.25% of Finlay Jewelry's net sales for the preceding fiscal year and also allow distributions to the Company to enable it to make interest payments on the Senior Debentures. Other dividends and distributions, including those required to fund stock or bond repurchases, are subject to Finlay's satisfaction of certain restrictive covenants. The amounts required to satisfy the aggregate of Finlay Jewelry's interest expense totaled $8.8 million and $17.0 million for the thirty-nine week periods ended November 1, 2003 and November 2, 2002, respectively. As a result of the retail calendar closing date for the third quarter of 2003, the semi-annual interest payment with respect to the Senior Debentures and the Senior Notes totaling $9.7 million was paid in the fourth quarter of 2003, whereas the third quarter of 2002 included such payment.

     The Company has an employment agreement with one senior executive which provides for a minimum salary level as well as incentive compensation based on meeting specific financial goals. The agreement has a remaining term of approximately fourteen months and has a remaining aggregate minimum value of $1,244,000 as of November 1, 2003.

     In December 2000, the Company announced that its Board of Directors had approved a stock repurchase program to acquire up to $20 million of outstanding Common Stock. The stock repurchase program has been extended from time to time and, on June 19, 2003, the Company's Board of Directors approved the repurchase of an additional $20 million of outstanding Common Stock. The Company may, at the discretion of management, purchase its Common Stock, from time to time through September 29, 2004 under the stock repurchase program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, availability under the Revolving Credit Facility, compliance with certain restrictive covenants and Finlay's cash position and requirements going forward. As of November 1, 2003, the Company has repurchased 1,703,000 shares for $18.8 million.

     From time to time, Finlay enters into forward contracts based upon the anticipated sales of gold product in order to hedge against the risk arising from its payment arrangements. At November 1, 2003 and February 1, 2003, the Company had various open positions in forward contracts for gold totaling 30,000 and 4,000 fine troy ounces of gold, to purchase gold for $10.5 million and $1.4 million, respectively. There can be no assurance that these hedging techniques will be successful or that hedging transactions will not adversely affect the Company's results of operations or financial position.

       In January 2000, Sonab, the Company's European leased jewelry department subsidiary, sold the majority of its assets for approximately $9.9 million. After the sale, the buyer operated more than 80 locations previously included in Sonab's 130-location base in France. The remaining departments were closed. All of Sonab's employees, excluding those that were hired by the buyer, were involuntary terminated, including sales associates, supervisors and corporate personnel. The Company recorded a pre-tax charge in the fourth quarter of 1999 of $28.6 million, or $1.62 per share on a diluted basis after-tax. The charge included the write down of inventory and fixed assets, employee payroll and severance costs, realization of foreign exchange losses and other close-down costs. As of November 1, 2003, the Company's exit plan has been completed with the exception of certain employee litigation and other legal matters. To date, the Company has charged a total of $26.4 million against its estimate of $27.2 million. The Company does not believe future operating results or liquidity will be materially impacted by any remaining payments. No changes have occurred during the thirty-nine weeks ended November 1, 2003.

     On August 26, 2003, the Company announced that Federated will not renew Finlay's lease in the Burdine's department store division due to the planned consolidation of the Burdine's and Macy's fine jewelry departments in 2004. The termination of the lease, which expires January 31, 2004, will result in the closure of 46 Finlay departments in the Burdine's division. In fiscal 2002, Finlay generated approximately $50 million in sales from the Burdine's departments. In 2003, Finlay estimates recording charges amounting to approximately $1.5 million for closing costs associated with the accelerated depreciation of fixed assets and severance, excluding the non-cash charge for the write-down of goodwill resulting from the department closings. During the third quarter of 2003, Finlay recorded charges of approximately $690,000 relating to the accelerated depreciation of fixed assets and severance.

     On July 30, 2003, May announced its intention to divest 32 Lord & Taylor stores, as well as two other stores in its Famous-Barr division. Finlay currently operates the jewelry departments in each of these locations, with the exception of one department which closed during the third quarter of 2003 and two departments which closed during the fourth quarter of 2003. In fiscal 2002, Finlay generated approximately $17 million in sales from these 34 departments. At this time, May has not announced a specific timeline for when these stores will close. However, Finlay estimates recording charges during 2003 and 2004 amounting to approximately $1.5 million for closing costs associated with the accelerated depreciation of fixed assets and severance from the date of the announcement through the estimated dates of the store closings, excluding the non-cash charge for the write-down of goodwill resulting from the department closings. During the third quarter of 2003, Finlay recorded charges of approximately $264,000 relating to the accelerated depreciation of fixed assets and severance.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

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

     The jewelry industry in general is affected by fluctuations in the prices of precious metals and precious and semi-precious stones. The availability and prices of gold, diamonds and other precious metals and precious and semi-precious stones may be influenced by cartels, political instability in exporting countries and inflation. Shortages of these materials or sharp changes in their prices could have a material adverse effect on the Company's results of operations or financial condition. The Company enters into forward contracts for the purchase of gold to hedge the risk of gold price fluctuations for future sales of gold consignment merchandise. The Company does not enter into forward contracts or other financial instruments for speculation or trading purposes. The fair value of gold under the forward contracts was $11.6 million at November 1, 2003.


ITEM 4. CONTROLS AND PROCEDURES
        -----------------------

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A.    EXHIBITS

        2       Not applicable.

      3.2 Second Amendment, dated as of September 10, 2003, to the Amended and Restated By-Laws of the Company.

        4       Not applicable.

     10.1 Fourth Amendment, dated as of July 6, 2003, among Sovereign Bank, as agent and a bank, Sovereign Precious Metals, LLC, Finlay Jewelry and eFinlay, Inc., to the Amended and Restated Gold Consignment Agreement dated as of March 30, 2001, as amended.

     10.2 Restricted Stock Agreement, dated as of August 14, 2003, between Finlay Enterprises, Inc. and Arthur E. Reiner.

     10.3 Form of Restricted Stock Agreement entered into by Finlay Enterprises, Inc. in connection with October 2003 awards of restricted stock.

     10.4 Form of 2003 Deferral Agreement under Finlay Enterprises, Inc. Director Deferred Compensation and Stock Purchase Plan.

     10.5 Form of 2003 Deferral Agreement under Finlay Enterprises, Inc. Executive Deferred Compensation and Stock Purchase Plan.

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

     B.    REPORTS ON FORM 8-K

     On November 6, 2003, the Company filed a Current Report on Form 8-K furnishing information under Item 12 relating to the Company's press release announcing the Company's sales for the third quarter and the nine months ended November 1, 2003.

     On November 20, 2003, the Company filed a Current Report on Form 8-K furnishing information under Item 12 relating to the Company's press release reporting the Company's financial results for the third quarter and the nine months ended November 1, 2003.

                                   SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: December 10, 2003                FINLAY ENTERPRISES, INC.

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