Form 10-K
period 2004-01-31
FINLAY ENTERPRISES INC /DE
filed 2004-04-15
CIK 878731

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Fiscal Year Ended  January 31, 2004

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


        Securities registered pursuant to Section 12 (b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $0.01 per share
                        ---------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes [X]                  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                      Yes [X]                  No [ ]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on August 3, 2003 was $126,122,847, based on the closing price on the Nasdaq National Market for the common stock on such date. The registrant does not have any nonvoting common equities.

As of April 9, 2004, there were 10,826,871 shares of common stock, par value $.01 per share, of the registrant outstanding.

                      Documents incorporated by reference:

Portions of the Company's definitive Proxy Statement, in connection with its Annual Meeting to be held in June 2004, are incorporated by reference into Part
III. The Company's Proxy Statement will be filed within 120 days after January 31, 2004.

================================================================================

                             FINLAY ENTERPRISES, INC

                                    FORM 10-K

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2004

                                      INDEX

                                                                                               PAGE(S)
                                                                                               -------
PART I
    Item 1.   Business............................................................................. 3
    Item 2.   Properties...........................................................................13
    Item 3.   Legal Proceedings....................................................................13
    Item 4.   Submission of Matters to a Vote of Security Holders..................................13

PART II
    Item 5.   Market for the Registrant's Common Equity and Related Stockholder
                 Matters...........................................................................14
    Item 6.   Selected Consolidated Financial Data.................................................16
    Item 7.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...............................................20
    Item 7A.  Quantitative and Qualitative Disclosures about Market Risk...........................36
    Item 8.   Financial Statements and Supplementary Data..........................................37
    Item 9.   Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure...............................................37
    Item 9A.  Controls and Procedures..............................................................37

PART III
    Item 10.  Directors and Executive Officers of the Registrant...................................39
    Item 11.  Executive Compensation...............................................................42
    Item 12.  Security Ownership of Certain Beneficial Owners and Management.......................42
    Item 13.  Certain Relationships and Related Transactions.......................................45
    Item 14.  Principal Accountant Fees and Services...............................................46

PART IV
    Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................46

SIGNATURES     ....................................................................................53

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

     Finlay Enterprises, Inc., a Delaware corporation (the "Company"), conducts business through its wholly-owned subsidiary, Finlay Fine Jewelry Corporation, a Delaware corporation, and its wholly-owned subsidiaries ("Finlay Jewelry"). References to "Finlay" mean, collectively, the Company and Finlay Jewelry. All references herein to "Departments" refer to fine jewelry departments operated pursuant to license agreements or other arrangements with host department stores.

     Finlay is one of the leading retailers of fine jewelry in the United States. The Company operates leased fine jewelry Departments in major department stores for retailers such as The May Department Stores Company ("May"), Federated Department Stores ("Federated"), Belk, the Carson Pirie Scott division of Saks Incorporated, Marshall Field's and Dillard's. Finlay sells a broad selection of moderately priced fine jewelry, including necklaces, earrings, bracelets, rings and watches, and markets these items principally as fashion accessories with an average sales price of approximately $191 per item. Average sales per Department were $932,000 in 2003 and the average size of a Department is approximately 700 square feet.

     As of January 31, 2004, Finlay operated its 972 locations in 17 host store groups, in 46 states and the District of Columbia. Finlay's largest host store relationship is with May, for which Finlay has operated Departments since 1948. Finlay operates in 441 of May's fine jewelry departments, representing substantially all of May's department stores. Finlay's second largest host store relationship is with Federated, for which Finlay has operated Departments since 1983. Finlay operates Departments in 116 of Federated's 459 department stores. Over the past three years, store groups owned by May and Federated accounted for an average of 51% and 18%, respectively, of Finlay's sales. Management believes that it maintains excellent relations with its host store groups, 16 of which have had leases with Finlay for more than five years (representing 92% of Finlay's sales in 2003) and 13 of which have had leases with Finlay for more than ten years (representing 78% of Finlay's sales in 2003).

     During 2003, Federated announced that it would not renew Finlay's lease in the Burdines department store division due to the planned consolidation of the Burdines and Macy's fine jewelry departments in 2004. The termination of the lease in January 2004 resulted in the closure of 46 Finlay Departments in the Burdines department store division and the results of operations for these Departments have been reclassified as discontinued operations for all periods presented. In 2003, Finlay generated approximately $55 million in sales from the Burdines Departments. Additionally, in 2003, May announced its intention to divest 32 Lord & Taylor stores as well as two other stores in its Famous-Barr division, resulting in the closure of eight Departments in 2003 and six Departments during the first quarter of 2004. In 2003, Finlay generated approximately $20 million in sales from these 34 Departments. At this time, May has not announced a specific timeline for the closure of the remaining stores.

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

     Finlay's fiscal year ends on the Saturday closest to January 31. References to 2004, 2003, 2002, 2001, 2000 and 1999 relate to the fiscal years ending on January 29, 2005, January 31, 2004, February 1, 2003, February 2, 2002, February 3, 2001 and January 29, 2000, respectively. Each of the fiscal years includes 52 weeks except 2000, which includes 53 weeks.

     Finlay Jewelry was initially incorporated on August 2, 1985 as SL Holdings Corporation ("SL Holdings"). The Company, a Delaware corporation incorporated on November 22, 1988, was organized by certain officers and directors of SL Holdings to acquire certain operations of SL Holdings. In connection with a reorganization transaction in 1988, which resulted in the merger of a wholly-owned subsidiary of the Company into SL Holdings, SL Holdings changed its name to Finlay Fine Jewelry Corporation and became a wholly-owned subsidiary of the Company. The Company is a holding company and has no operations of its own. The primary asset of the Company is the common stock of Finlay Jewelry, which conducts all of Finlay's operations. The principal executive offices of the Company are located at 529 Fifth Avenue, New York, New York 10017 and its telephone number at this address is (212) 808-2800.

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

     INDUSTRY. Management believes that current trends in jewelry retailing, particularly in the department store sector, provide a significant opportunity for Finlay's growth. Consumers spent approximately $54.0 billion on jewelry (including both fine and costume jewelry) in the United States in 2003, an increase of approximately $19.9 billion over 1993, according to the United States Department of Commerce. In the department store sector in which Finlay operates, consumers spent an estimated $4.1 billion on fine jewelry in 2002. Management believes that demographic factors such as the maturing of the U.S. population and an increase in the number of working women have resulted in greater disposable income, thus contributing to the growth of the fine jewelry retailing industry. Management also believes that jewelry consumers today increasingly perceive fine jewelry as a fashion accessory, resulting in purchases which augment the Company's gift and special occasion sales. Finlay's Departments are typically located in "high traffic" areas of leading department stores, enabling Finlay to capitalize on these consumer buying patterns.

     GROWTH STRATEGY. Finlay intends to continue to pursue the following key initiatives to increase sales and earnings:

o INCREASE COMPARABLE DEPARTMENT SALES. Finlay's merchandising and marketing strategy includes emphasizing key merchandise items, increasing focus on holiday and event-driven promotions, participating in host store marketing programs and positioning its Departments as a "destination location" for fine jewelry. Finlay believes that comparable Department sales will continue to benefit from these strategies. Over the past decade, Finlay has experienced comparable store sales increases (in nine out of ten years) and has consistently outperformed its host store groups with respect to these increases.

o ADD DEPARTMENTS WITHIN EXISTING HOST STORE GROUPS. Finlay's well established relationships with many of its host store groups have enabled the Company to add Departments in new locations opened by existing host stores. Finlay has operated Departments in May stores since 1948 and operates in 441 of May's fine jewelry departments, representing substantially all of May's department stores. Finlay has also operated Departments in Federated stores since 1983 and operates Departments in 116 of Federated's 459 department stores.

o ESTABLISH NEW HOST STORE RELATIONSHIPS. Finlay has an opportunity to grow by establishing new relationships with department stores that presently operate their own fine jewelry departments or have an interest in opening jewelry departments. Finlay seeks to establish these new relationships by demonstrating to department store management the potential for improved financial performance. Through acquisitions, Finlay has added Marshall Field's, Parisian, Dillard's and Bloomingdale's to its host store relationships.

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

                               THE FINLAY TRIANGLE


                                    ---------
                                     CENTRAL
                                      OFFICE
                                    ---------


                       ---------                 ----------
                                                   STORE
                        VENDORS                  MANAGEMENT
                       ---------                 ----------





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

STORE RELATIONSHIPS

     HOST STORE RELATIONSHIPS. Finlay's relations with its host store groups, 16 of which have had leases with Finlay for more than five years (representing 92% of Finlay's sales in 2003) and 13 of which have had leases with Finlay for more than ten years (representing 78% of Finlay's sales in 2003) provide strong and, in many instances, long-term relationships such that lease agreements are routinely renewed. Management believes that the majority of its lease agreements will continue to be renewed routinely.

     The following table identifies the host store groups in which Finlay operated Departments at January 31, 2004, the year in which Finlay's relationship with each host store group commenced and the number of Departments operated by Finlay in each host store group.


HOST STORE GROUP                                                       INCEPTION OF      NUMBER OF
----------------                                                       RELATIONSHIP     DEPARTMENTS
                                                                      --------------   -------------
MAY
Robinsons-May/Meier & Frank........................................        1948             72
Filene's/Kaufmann's................................................        1977             99
Lord & Taylor......................................................        1978             78
Famous Barr/L.S. Ayres/Jones.......................................        1979             43
Foley's............................................................        1986             69
Hecht's/Strawbridge's..............................................        1986             80
                                                                                          ----
    Total May Departments..........................................                                  441

FEDERATED
Rich's/Lazarus/Goldsmith's.........................................        1983             65
The Bon Marche.....................................................        1993             22
Bloomingdale's.....................................................        2000             29
                                                                                          ----
    Total Federated Departments....................................                                  116

SAKS INCORPORATED
Carson Pirie Scott/Bergner's/Boston Store/Younkers/Herberger's.....        1973             84
Parisian...........................................................        1997             35
                                                                                          ----
    Total Saks Incorporated Departments............................                                  119

OTHER DEPARTMENTS
Gottschalks........................................................        1969             38
Belk...............................................................        1975             65
The Bon-Ton........................................................        1986             44
Elder Beerman .....................................................        1992             34
Dillard's..........................................................        1997             61
Marshall Field's...................................................        1997             54
                                                                                          ----
    Total Other Departments........................................                                  296
                                                                                                    ----
    Total Departments..............................................                                  972
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

     In several cases, Finlay is subject to limitations under its lease agreements which prohibit Finlay from operating Departments for competing host store groups within a certain geographical radius of the host stores (typically five to ten miles). Such limitations restrict Finlay from further expansion within areas where it currently operates Departments, including expansion by possible acquisitions. Certain lease agreements, however, make an exception for adding Departments in stores established by groups with which Finlay has a preexisting lease arrangement. In addition, Finlay has from time to time obtained the consent of an existing host store group to operate in another host store group within a prohibited area. For example, May and Federated have granted consents of this type to Finlay with respect to one another's stores. Further, Finlay sought and received the consent of certain of its existing host store groups in connection with its past acquisitions.

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

     DEPARTMENTS OPENED/CLOSED. During 2003, Department openings offset by closings resulted in a net decrease of 39 Departments. The openings, which totaled 32 Departments, were all within existing store groups. The closings totaled 71 Departments and included 46 Departments as a result of Federated's decision not to renew Finlay's lease in the Burdines department store division and eight Lord & Taylor Departments as a result of May's decision to close these smaller, less profitable locations. The balance of the closings were within existing store groups. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-2003 Compared with 2002".

     The following table sets forth data regarding the number of domestic Departments which Finlay has operated from the beginning of 1999:

                                                                             FISCAL YEAR ENDED
                                                        -------------------------------------------------------------
                                                         JAN. 31,    FEB. 1,      FEB. 2,      FEB. 3,      JAN. 29,
                                                          2004        2003         2002          2001         2000
                                                        --------    ---------     --------     ---------    ---------
   DEPARTMENTS/STORES:
   Open at beginning of year......................        1,011        1,006        1,053           987          959
   Opened during year.............................           32           21           33            86           61
   Closed during year.............................          (71)         (16)         (80)          (20)         (33)
                                                        --------    ---------     --------     ---------    ---------
   Open at end of year............................          972        1,011        1,006         1,053          987
                                                        --------    ---------     --------     ---------    ---------
   Net increase (decrease)........................          (39)           5          (47)           66           28
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

     The following table sets forth the sales and percentage of sales by category of merchandise for 2003, 2002 and 2001:

                                                             FISCAL YEAR ENDED
                              ----------------------------------------------------------------------------------------
                                    JAN. 31, 2004                 FEB. 1, 2003                   FEB. 2, 2002
                              --------------------------    --------------------------    ----------------------------
                                               % OF                         % OF                           % OF
                                 SALES          SALES         SALES          SALES          SALES            SALES
                              -----------     ----------    ----------     -----------    -----------     ------------
                                                               (DOLLARS IN MILLIONS)
Diamonds..................    $   275.2          30.5%      $ 250.9           28.6%       $   249.5           27.7%
Gold......................        199.5          22.1         201.4           23.0            204.3           22.7
Gemstones.................        182.3          20.2         182.4           20.8            190.7           21.2
Watches...................        134.0          14.8         134.3           15.3            143.9           16.0
Other (1).................        111.4          12.4         108.3           12.3            112.2           12.4
                              -----------     ----------    ----------     -----------    -----------     ------------
Total Sales...............    $   902.4         100.0%      $ 877.3          100.0%       $   900.6          100.0%
                              ===========     ==========    ==========     ===========    ===========     ============

----------------
(1) Includes special promotional items, remounts, estate jewelry, pearls, beads, cubic zirconia, sterling silver and men's jewelry, as well as repair services and accommodation sales to Finlay employees.

     Finlay sells its merchandise at prices generally ranging from $50 to $1,000. In 2003, the average price of items sold by Finlay was approximately $191 per item. An average Department has over 5,000 items in stock. Consistent with fine jewelry retailing in general, a substantial portion of Finlay's sales are made at prices discounted from listed retail prices. Finlay's advertising and promotional planning are closely coordinated with its pricing strategy. Publicized sales events are an important part of Finlay's marketing efforts. A substantial portion of Finlay's sales occur during such promotional events. The amount of time during which merchandise may be offered at discount prices is limited by applicable laws and regulations. See "Legal Proceedings".

PURCHASING AND INVENTORY

     General. A key element of Finlay's strategy has been to lower the working capital investment required for operating its existing Departments and opening new Departments. In recent years, on average, approximately 50% of Finlay's merchandise has been obtained on consignment and certain additional inventory has been purchased with extended payment terms. In 2003, Finlay's net monthly investment in inventory (i.e., the total cost of inventory owned and paid for) averaged 34% of the total cost of its on-hand merchandise. Finlay is generally granted exchange privileges which permit Finlay to return or exchange unsold merchandise for new products at any time. In addition, Finlay structures its relationships with vendors to encourage their participation in and responsibility for merchandise management. By making the vendor a participant in Finlay's merchandising strategy, Finlay has created opportunities for the vendor to assist in identifying fashion trends, thereby improving inventory turnover and profitability. As a result, Finlay's direct capital investment in inventory has been reduced to levels which it believes are low for the retail jewelry industry. In addition, Finlay's inventory exposure to changing fashion trends is reduced because, in general, unsold consignment merchandise can be returned to the vendor.

     In 2003, merchandise obtained by Finlay from its 40 largest vendors (out of a total of approximately 500 vendors) generated approximately 80% of sales, and merchandise obtained from Finlay's largest vendor generated approximately 10% of sales. Finlay does not believe the loss of any one of its vendors would have a material adverse effect on its business.

     GOLD CONSIGNMENT AGREEMENT. Finlay Jewelry is party to an amended and restated gold consignment agreement (as amended, the "Gold Consignment Agreement"), which enables Finlay Jewelry to receive consignment merchandise by providing gold, or otherwise making payment, to certain vendors. While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to the gold consignor. Finlay Jewelry's Gold Consignment Agreement matures on July 31, 2005, and permits Finlay Jewelry to consign up to the lesser of (i) 165,000 fine troy ounces or (ii) $50.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At January 31, 2004, amounts outstanding under the Gold Consignment Agreement totaled 116,835 fine troy ounces, valued at approximately $46.7 million. The average amount outstanding under the Gold Consignment Agreement was $48.0 million for the fiscal year ended January 31, 2004. In the event this arrangement is terminated, Finlay Jewelry will be required to return the gold or purchase the outstanding gold at the prevailing gold rate in effect on that date.

     Under the Gold Consignment Agreement, Finlay Jewelry is required to pay a daily consignment fee on the dollar equivalent of the fine gold value of the ounces of gold consigned thereunder. The daily consignment fee is based on a floating rate which, as of January 31, 2004, was 2.8% per annum. In conjunction with the Gold Consignment Agreement, Finlay granted to the gold consignor a first priority perfected lien on, and a security interest in, specified gold jewelry of participating vendors approved under the Gold Consignment Agreement and a lien on proceeds and products of such jewelry, subject to the terms of an intercreditor agreement between the gold consignor and the Revolving Credit Agreement lenders.

OPERATIONS

     GENERAL. Most of Finlay's Departments have between 50 and 150 linear feet of display cases (with an average of approximately 79 linear feet) generally located in high traffic areas on the main floor of the host stores. Each Department is supervised by a manager whose primary duties include customer sales and service, scheduling and training of personnel, maintaining security controls and merchandise presentation. Each Department is open for business during the same hours as its host store.

     To parallel host store operations, Finlay establishes separate group service organizations responsible for managing Departments operated for each host store. Staffing for each group organization varies with the number of Departments in each group. Typically, Finlay services each host store group with a group manager, an assistant group manager, one group buyer, three or more regional supervisors who oversee the individual Department managers and a number of clerical employees. Each group manager reports to a regional vice president, who is responsible for the supervision of up to five host store groups. In its continued efforts to improve comparable Department sales through improved operating efficiency, Finlay has taken steps to minimize administrative tasks at the Department level, to improve customer service and, as a result, sales.

     Finlay had average sales per linear foot of approximately $11,700 in 2003, $11,700 in 2002 and $12,300 in 2001. Finlay determines average sales per linear foot by dividing its sales by the aggregate estimated measurements of the outer perimeters of the display cases of Finlay's Departments. Finlay had average sales per Department of approximately $932,000, $911,000 and $916,000 in 2003, 2002 and 2001, respectively.

     MANAGEMENT INFORMATION AND INVENTORY CONTROL SYSTEMS. Finlay and its vendors use the Company's management information systems to monitor sales, gross margin and inventory performance by location, merchandise category, style number and vendor. Using this information, Finlay is able to monitor merchandise trends and variances in performance and improve the efficiency of its inventory management. Finlay also measures the productivity of its sales force by maintaining current statistics for each employee such as sales per hour, transactions per hour and transaction size. In March 2002, the Company implemented a new merchandising and inventory control system and a point-of-sale system for its Departments. These systems have provided improved analysis and reporting capabilities and will serve to support future growth of the Company. Additionally, these systems will provide the foundation for future productivity and expense control initiatives.

     PERSONNEL AND TRAINING. Finlay considers its employees an important component of its operations and devotes substantial resources to training and improving the quality of sales and management personnel.

     As of the end of 2003, Finlay employed approximately 6,200 people of which approximately 95% were regional and local sales and supervisory personnel and the balance were employed in administrative or executive capacities. Of Finlay's 6,200 employees, approximately 3,100 were part-time employees, working less than 32 hours per week. Finlay's labor requirements fluctuate because of the seasonal nature of Finlay's business. Management believes that its relations with its employees are good. Less than 1% of Finlay's employees are unionized.

     ADVERTISING. Finlay promotes its products through four-color direct mail catalogs, using targeted mailing lists, and newspaper advertising of the host store groups. Finlay maintains an in-house advertising staff responsible for preparing a majority of Finlay's advertisements and for coordinating the finished advertisements with the promotional activities of the host stores. Finlay's gross advertising expenditures over the past five fiscal years have been approximately 6% of sales, a level which is consistent with the jewelry industry's reliance on promotional efforts to generate sales. The majority of Finlay's lease agreements with host store groups require Finlay to expend certain specified minimum percentages of the respective Department's annual sales on advertising and promotional activities.

     INVENTORY LOSS PREVENTION AND INSURANCE. Finlay undertakes substantial efforts to safeguard its merchandise from loss or theft, including the installation of safes at each location and the taking of a daily diamond inventory count. During 2003, inventory shrinkage amounted to approximately 0.5% of sales. Finlay maintains insurance covering the risk of loss of merchandise in transit or on Finlay's premises (whether owned or on consignment) in amounts that management believes are reasonable and adequate for the types and amounts of merchandise carried by Finlay.

     GOLD HEDGING. The cost to Finlay of gold merchandise sold on consignment in some cases is not fixed until the sale is reported to the vendor or the gold consignor in the case of merchandise sold pursuant to the Gold Consignment Agreement. In such cases, the cost of merchandise varies with the price of gold and Finlay is exposed to the risk of fluctuations in the price of gold between the time Finlay establishes the advertised or other retail price of a particular item of merchandise and the date on which the sale of the item is reported to the vendor or the gold consignor. In order to hedge against this risk and to enable Finlay to determine the cost of such goods prior to their sale, Finlay may elect to fix the price of gold prior to the sale of such merchandise. Accordingly, Finlay, at times, enters into forward contracts, based upon the anticipated sales of gold product in order to hedge against the risk arising from its payment arrangements. The value of gold hedged under such contracts represented approximately 9% of the Company's cost of goods sold in 2003. Under such contracts, the Company obtains the right to purchase a fixed number of fine troy ounces of gold at a specified price per ounce for a specified period. Such contracts typically have durations ranging from one to nine months and are generally priced at the spot gold price plus an amount based on prevailing interest rates plus customary transactions costs. When sales of such merchandise are reported to the consignment vendors and the cost of such merchandise becomes fixed, Finlay sells its related hedge position. At January 31, 2004, the Company had several open positions in gold forward contracts totaling 25,000 fine troy ounces, to purchase gold for $10.2 million, which expire during 2004. The fair market value of gold under such contracts was $10.0 million at January 31, 2004.

     Finlay manages the purchase of forward contracts by estimating and monitoring the quantity of gold that it anticipates it will require in connection with its anticipated level of sales of the type described above. Finlay's gold hedging transactions are entered into by Finlay in the ordinary course of its business. Finlay's gold hedging strategies are determined and monitored on a regular basis by Finlay's senior management and its Board of Directors.

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

SEASONALITY

     Finlay's business is subject to substantial seasonal variations. Historically, Finlay has realized a significant portion of its net sales, cash flow and net income in the fourth quarter of the year principally due to sales from the holiday season. Finlay expects that this general pattern will continue. Finlay's results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of new store openings and store closings.

WEBSITE ACCESS TO THE COMPANY'S REPORTS

     Finlay's internet address is www.finlayenterprises.com. Finlay makes available free of charge on this website its annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(b) of the Exchange Act, as soon as reasonably practicable after Finlay electronically files such material with, or furnishes it to, the Securities and Exchange Commission (the "Commission").

     In addition, the Company provides, at no cost, paper or electronic copies of its reports and other filings made with the Commission. Requests should be directed to the Corporate Secretary at:

                                  Finlay Enterprises, Inc.
                                  529 Fifth Avenue
                                  New York, NY 10017

     The information on the website listed above, is not and should not be considered part of this annual report on Form 10-K and is not incorporated by reference in this document. This website is only intended to be an inactive textual reference.

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

ITEM 3. LEGAL PROCEEDINGS

     From time to time, Finlay is involved in litigation relating to claims arising out of its operations in the normal course of business. As of April 9, 2004, Finlay is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on Finlay's consolidated financial statements. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on Finlay's consolidated financial statements.

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

     No matters were submitted to a vote of security holders during the fourth quarter of 2003.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The common stock, par value $.01 per share ("Common Stock"), of the Company is traded on the Nasdaq National Market under the symbol "FNLY". The high and low sales prices for the Common Stock during 2003 and 2002 were as follows:

                                                                         FISCAL YEAR ENDED
                                                       -------------------------------------------------------
                                                          JANUARY 31, 2004              FEBRUARY 1, 2003
                                                       ------------------------     --------------------------
                                                          HIGH          LOW            HIGH            LOW
                                                       ----------    ----------     -----------    -----------
    First Quarter.................................     $   15.30     $  9.90        $  14.75         $  9.31
    Second Quarter................................         17.40       11.79           18.80           12.66
    Third Quarter.................................         17.85       13.85           18.99           11.60
    Fourth Quarter................................         17.77       13.87           15.00           10.50


     The Company has never paid cash dividends on its Common Stock and has no present intention to pay any cash dividends in the foreseeable future. Certain restrictive covenants in the indenture relating to Finlay Jewelry's $150.0 million aggregate principal amount of 83/8% Senior Notes due May 1, 2008 (the "Senior Notes") (the "Senior Note Indenture") and the indenture relating to the Company's $75.0 million aggregate principal amount of 9% Senior Debentures due May 1, 2008 (the "Senior Debentures") (the "Senior Debenture Indenture", and collectively with the Senior Note Indenture, the "Senior Indentures"), the Revolving Credit Agreement and the Gold Consignment Agreement impose limitations on the payment of dividends by the Company (including Finlay Jewelry's ability to pay dividends to the Company). Additionally, the Revolving Credit Agreement, the Senior Note Indenture and the Gold Consignment Agreement currently restrict annual distributions from Finlay Jewelry to the Company to 0.25% of Finlay Jewelry's net sales for the preceding fiscal year and allow distributions to the Company to enable it to make interest payments on the Senior Debentures. Other dividends and distributions, including those required to fund stock or bond repurchases, are subject to Finlay's satisfaction of certain restrictive covenants.

     During 2003, cash dividends of $13.5 million were distributed by Finlay Jewelry to the Company. The distributions are generally utilized to pay interest on the Senior Debentures and certain expenses of the Company, such as legal, accounting and directors' fees and to purchase Common Stock under the stock repurchase program described below.

     Information regarding the Company's equity compensation plans is set forth in Item 12 of Part III of this Form 10-K, which information is incorporated herein by reference.

     As of April 9, 2004, there were 10,826,871 shares of Common Stock outstanding and approximately 53 record holders of the Common Stock, including holders who are nominees for an undetermined number of beneficial owners, estimated to be in excess of 500. The last reported sale price for the Common Stock on the Nasdaq National Market on April 9, 2004 was $17.63.

ISSUER PURCHASES OF EQUITY SECURITIES

     The following table sets forth certain information with respect to repurchases of equity securities by the Company during the fourth quarter of 2003:

                                                                           (C)                   (D)
                                                                     TOTAL NUMBER OF      APPROXIMATE DOLLAR
                                    (A)                (B)         SHARES PURCHASED AS   VALUE OF SHARES THAT
                              TOTAL NUMBER OF     AVERAGE PRICE      PART OF PUBLICLY    MAY YET BE PURCHASED
             PERIOD        SHARES PURCHASED (1)   PAID PER SHARE     ANNOUNCED PLANS       UNDER THE PLANS
    -------------------    --------------------  ----------------  -------------------- ----------------------
    November 2, 2003 -
    November 29, 2003             13,705            $   15.83             13,705             $ 20,971,998

    November 30, 2003 -
    January 3, 2004               46,249            $   14.88             46,249             $ 20,283,969

    January 4, 2004 -
    January 31, 2004              52,025            $   15.78             52,025             $ 19,463,003
                                 -------                                 -------

    Total                        111,979                                 111,979
                                 =======                                 =======


-----------------
(1) All shares were repurchased through the Company's publicly announced stock repurchase program.

     On December 1, 2000, the Company announced that its Board of Directors had approved a stock repurchase program to acquire up to $20 million of Common Stock. The stock repurchase program has been extended from time to time and, on June 19, 2003, the Company's Board of Directors approved the repurchase of an additional $20 million of outstanding Common Stock. The Company may, at the discretion of management, purchase its Common Stock, from time to time through September 29, 2004 under the stock repurchase program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, availability under the Revolving Credit Facility, compliance with certain restrictive covenants and its cash position and requirements going forward. As of January 31, 2004, the Company repurchased a total of 1,815,000 shares for $20.5 million. During 2003, 2002 and 2001, the Company repurchased 482,217, 733,612 and 507,330 shares for $6.7 million, $8.4 million and $4.2 million, respectively.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto. As a result of Federated's decision not to renew Finlay's lease in the Burdines department store division, the results of operations of Burdines have been segregated from continuing operations and reported as a discontinued operation for financial statement purposes for all periods presented. The statement of operations data and balance sheet data as of and for each of the years ended January 31, 2004, February 1, 2003, February 2, 2002, February 3, 2001 and January 29, 2000 have been derived from the Company's audited Consolidated Financial Statements.

                                                                                    FISCAL YEAR ENDED (1)
                                                           -------------------------------------------------------------------------
                                                              JAN. 31,       FEB. 1,        FEB. 2,          FEB. 3,        JAN. 29,
                                                               2004           2003            2002             2001          2000
                                                           ------------    -----------    -------------    ------------   ----------
                                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
   Sales...............................................     $ 902,416      $  877,296     $   900,628       $ 944,756     $  861,369
   Cost of sales.......................................       440,517         424,846         453,246         469,058        424,707
   Cost of sales - Sonab inventory write-down (2)......          -              -                -               -             7,839
                                                           ------------    -----------    -------------    ------------   ----------
   Gross margin (3)....................................       461,899         452,450         447,382         475,698        428,823
   Selling, general and administrative expenses........       388,349         378,855         374,866         389,576        359,852
   (Credit) charges associated with the
       sale and closure of Sonab (2)...................          -             (1,432)           -               -            20,792
   Depreciation and amortization.......................        17,026          16,827          19,348          16,878         16,312
                                                           ------------    -----------    -------------    ------------   ----------
   Income from operations..............................        56,524          58,200          53,168          69,244         31,867
   Interest expense, net...............................        23,506          24,627          26,583          29,503         28,983
                                                           ------------    -----------    -------------    ------------   ----------
   Income from continuing operations before
       income taxes and cumulative effect of
       accounting change...............................        33,018          33,573          26,585          39,741          2,884
   Provision for income taxes..........................        13,071          13,135          11,432          17,080          2,432
                                                           ------------    -----------    -------------    ------------   ----------
   Income from continuing operations before
     cumulative effect of accounting change............        19,947          20,438          15,153          22,661            452
   Discontinued operations, net of tax (4).............       (11,537)          3,810           3,382           3,860          3,611
   Cumulative effect of accounting change,
        net of tax (5).................................          -            (17,209)            -              -              -
                                                           ------------    -----------    -------------    ------------   ----------
    Net income.........................................     $   8,410      $    7,039     $    18,535       $  26,521     $    4,063
                                                           ============    ===========    =============    ============   ==========

    Net income per share applicable to
       common shares:
       Basic net income per share:
          Income from continuing operations before
             cumulative effect of accounting change....     $    2.21      $     2.17     $      1.49       $    2.17     $     0.04
          Discontinued operations......................         (1.28)           0.41            0.33            0.37           0.35
          Cumulative effect of accounting change.......          -              (1.83)           -               -              -
                                                           ------------    -----------    -------------    ------------   ----------
          Net income...................................     $    0.93      $     0.75     $      1.82       $    2.54     $     0.39
                                                           ============    ===========    =============    ============   ==========

       Diluted net income per share:
          Income from continuing operations before
             cumulative effect of accounting change ...     $    2.15      $     2.11     $     1.47        $    2.16     $     0.04
          Discontinued operations......................         (1.24)           0.40           0.33             0.36           0.35
          Cumulative effect of accounting change.......          -              (1.78)          -                -              -
                                                           ------------    -----------    -------------    ------------   ----------
       Net income......................................     $    0.91      $     0.73     $     1.80        $    2.52     $     0.39
                                                           ============    ===========    =============    ============   ==========

   Weighted average number of shares and share
     equivalents outstanding (000's):
          Basic........................................         9,012           9,416         10,180           10,421         10,413
          Diluted......................................         9,292           9,683         10,301           10,508         10,504


                                                                                    FISCAL YEAR ENDED (1)
                                                           -------------------------------------------------------------------------
                                                              JAN. 31,       FEB. 1,        FEB. 2,          FEB. 3,        JAN. 29,
                                                               2004           2003            2002             2001          2000
                                                           ------------    -----------    -------------    ------------   ----------
                                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
PRO FORMA DOMESTIC STATEMENT OF
OPERATIONS DATA (6):
   Sales...........................................         $ 902,416      $  877,296     $  900,628        $ 944,756     $ 834,614
   EBITDA (7) .....................................         $  73,550      $   73,595     $   72,516        $  86,122     $  79,986
   Net income......................................         $  19,947      $   19,586     $   15,153        $  22,661     $  21,005
   Net income per share applicable
     to common shares:
     Basic net income per share....................         $    2.21      $     2.08     $     1.49        $    2.17     $    2.02
     Diluted net income per share..................         $    2.15      $     2.02     $     1.47        $    2.16     $    2.00

 OPERATING AND FINANCIAL DATA:
   Number of Departments (end of year)..............              972           1,011          1,006            1,053           987
   Percentage increase (decrease) in sales (8)......              2.9%           (2.6)%         (4.7)%            9.7%          5.7%
   Percentage increase (decrease) in domestic
       comparable Department sales (9) .............              2.3%            0.1%          (3.0)%            2.1%          8.1%
   Average domestic sales per Department (10).......        $     932      $      911     $      916        $     970     $     929
   EBITDA (7).......................................           73,550          75,027         72,516           86,122        48,179
   Capital expenditures.............................           12,934          12,489         13,850           18,118        14,972

 CASH FLOWS PROVIDED FROM (USED IN):
   Operating activities.............................        $  41,183      $   45,060     $   40,231        $  27,860     $  38,804
   Investing activities.............................          (12,934)        (15,750)       (17,432)         (30,403)      (21,054)
   Financing activities.............................           (6,278)         (9,348)        (5,092)            (981)          137

 BALANCE SHEET DATA-END OF PERIOD:
   Working capital..................................        $ 238,333      $  208,990     $  202,536        $ 180,274     $ 157,587
   Total assets.....................................          595,022         580,485        584,853          604,143       557,042
   Short-term debt, including current portion of
      long-term debt................................             -               -              -                 -            -
   Long-term debt...................................          225,000         225,000        225,000          225,000       225,000
   Total stockholders' equity.......................          152,896         149,036        149,207          134,340       108,800

------------------
(1) Each of the fiscal years for which information is presented includes 52 weeks except 2000, which includes 53 weeks.
(2) Included in 1999 are charges associated with the sale and closure of Sonab, the Company's European leased jewelry department subsidiary, totaling $28.6 million. Included in cost of sales is $7.8 million for the write-down of inventory with the balance of $20.8 million recorded as an operating expense. Included in 2002 is a $1.4 million credit which represents a revision of the Company's estimate of closure expenses to reflect its remaining liability associated with the closure of Sonab. Refer to Note 15 of Notes to Consolidated Financial Statements for additional information regarding Sonab.
(3) Finlay utilizes the LIFO method of accounting for inventories. If Finlay had valued inventories using the first-in, first-out inventory valuation method, the gross margin would have increased (decreased) as follows: $4.5 million, $2.2 million, $3.6 million, $1.7 million and $(1.1) million for 2003, 2002, 2001, 2000 and 1999, respectively.
(4) In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the results of operations of the Burdines Departments have been segregated from continuing operations and reflected as a discontinued operation for financial statement purposes for all periods presented. Refer to Note 11 of Notes to Consolidated Financial Statements for additional information regarding discontinued operations.
(5) In accordance with the provisions of the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor" ("EITF 02-16"), the Company recorded a cumulative effect of accounting change as of February 3, 2002, the date of adoption, that decreased net income for 2002 by $17.2 million, net of tax of $11.7 million, or $1.78 per share, on a diluted basis. The application of EITF 02-16 changed the Company's accounting treatment for the recognition of vendor allowances. In 2003 and 2002, $19.4 million and $18.9 million, respectively, of vendor allowances has been reflected as a reduction to cost of sales. In prior years, these allowances were recorded as a reduction to gross advertising expenses and thus decreased selling, general and administrative expenses ("SG&A"). Refer to Note 2 of Notes to Consolidated Financial Statements for additional information regarding EITF 02-16.
(6) The pro forma financial information reflects the Company's domestic operations only and excludes the operations of Sonab, as well as the impact of the sale and closure of Sonab. Additionally, the pro forma financial information excludes the impact of the discontinued operations of the Burdines Departments, described in Note 4 above. The pro forma financial information for 2002 excludes the Company's adoption of EITF 02-16, described in Note 5 above. The pro forma financial information was calculated as follows:

                                                                                      FISCAL YEAR ENDED
                                                       -----------------------------------------------------------------------------

                                                           JAN. 31,          FEB. 1,         FEB. 2,         FEB. 3,        JAN. 29,
                                                             2004             2003            2002            2001            2000
                                                       ---------------    -----------     ------------    ------------    ----------
                                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
         SALES:

           Reported sales.............................    $ 902,416        $ 877,296       $ 900,628       $  944,756     $ 861,369
           Less: Sonab sales..........................         -                -               -                -          (26,755)
                                                       ---------------    -----------     ------------    ------------    ----------
           Pro forma sales............................    $ 902,416        $ 877,296       $ 900,628       $  944,756     $ 834,614
                                                       ===============    ===========     ============    ============    ==========
           EBITDA:
           Income from operations.....................    $  56,524        $  58,200       $  53,168       $   69,244     $  31,867
           Add: Depreciation and amortization.........       17,026           16,827          19,348           16,878        16,312
                                                       ---------------    -----------     ------------    ------------    ----------
           Consolidated EBITDA........................       73,550           75,027          72,516           86,122        48,179
           Add: Sonab operating loss .................         -                -               -                -            3,808
           Less: Sonab depreciation and amortization           -                -               -                -             (632)
                                                       ---------------    -----------     ------------    ------------    ----------
           Domestic EBITDA............................       73,550           75,027          72,516           86,122        51,355
           Add: (Credit) charges associated with
              sale and closure of Sonab...............         -              (1,432)           -                -           28,631
                                                       ---------------    -----------     ------------    ------------    ----------
           Pro forma EBITDA...........................    $  73,550        $  73,595       $  72,516       $   86,122     $  79,986
                                                       ===============    ===========     ============    ============    ==========
           NET INCOME:
           Reported net income........................    $   8,410        $   7,039       $  18,535       $   26,521     $   4,063
           Add: Cumulative effect of accounting
                change, net of tax....................         -              17,209            -                -             -
           Less: Discontinued operations, net of tax..      (11,537)           3,810           3,382            3,860         3,611
           Add:  Sonab net loss.......................         -                -               -                -            3,517
           Add: (Credit) charges associated with
              sale and closure of Sonab, net..........         -                (852)           -                -           17,036
                                                       ---------------    -----------     ------------    ------------    ----------
           Pro forma net income.......................    $  19,947        $  19,586       $  15,153       $   22,661     $  21,005
                                                       ===============    ===========     ============    ============    ==========
           BASIC NET INCOME PER SHARE:
           Reported net income per share..............    $    0.93        $    0.75       $    1.82       $     2.54     $    0.39
           Add: Cumulative effect of accounting
                change, net of tax....................         -                1.83            -                -             -
           Less: Discontinued operations, net of tax..        (1.28)            0.41            0.33             0.37          0.35
           Add: Sonab net loss........................         -                -               -                -             0.34
           Add: (Credit) charges associated with the
              sale and closure of Sonab, net..........         -               (0.09)           -                -             1.64
                                                       ---------------    -----------     ------------    ------------    ----------
           Pro forma net income per share.............    $    2.21        $    2.08       $    1.49       $     2.17     $    2.02
                                                       ===============    ===========     ============    ============    ==========
           DILUTED NET INCOME PER SHARE:
           Reported net income per share..............    $    0.91        $    0.73       $    1.80       $     2.52     $    0.39
           Add: Cumulative effect of accounting
                change, net of tax....................         -                1.78            -                -             -
           Less: Discontinued operations, net of tax..        (1.24)            0.40            0.33             0.36          0.35
           Add: Sonab net loss........................         -                -               -                -             0.34
           Add: (Credit) charges associated with the
              sale and closure of Sonab, net..........         -               (0.09)           -                -             1.62
                                                       ---------------    -----------     ------------    ------------    ----------
           Pro forma net income per share.............    $    2.15        $    2.02       $    1.47       $     2.16     $    2.00
                                                       ===============    ===========     ============    ============    ==========

     The Company believes that the pro forma statement of operations data presents, on a comparable basis, the Company's domestic results of operations and provides additional information for analyzing the Company's operating performance. This presentation should not be construed as a substitute for income from continuing operations, net income or cash flow from operating activities (all as determined in accordance with generally accepted accounting principles ("GAAP")) for the purpose of analyzing Finlay's operating performance, financial position and cash flows as this presentation is not defined by GAAP. Finlay has presented this information, because it is commonly used by certain investors to compare companies on the basis of consistent performance.
(7) EBITDA, a non-GAAP financial measure, represents income from operations before depreciation and amortization expenses, and excludes discontinued operations. Finlay believes EBITDA provides additional information for determining its ability to meet future debt service requirements. EBITDA should not be construed as a substitute for income from operations, net income or cash flow from operating activities (all determined in accordance with GAAP) for the purpose of analyzing Finlay's operating performance, financial position and cash flow as EBITDA is not defined by generally accepted accounting principles. Finlay has presented EBITDA, however, because it is commonly used by certain investors to analyze and compare companies on the basis of operating performance and to determine a company's ability to service and/or incur debt. Finlay's computation of EBITDA may not be comparable to similar titled measures of other companies. EBITDA is calculated as follows:

                                                                     FISCAL YEAR ENDED
                                         --------------------------------------------------------------------------
                                            JAN. 31,      FEB. 1,          FEB. 2,         FEB. 3,       JAN. 29,
                                             2004           2003            2002            2001           2000
                                         ------------    ----------    -------------    -----------    ------------
                                                                  (DOLLARS IN THOUSANDS)
Income from operations.................    $ 56,524       $ 58,200       $ 53,168         $ 69,244       $ 31,867
Add: Depreciation and amortization.....      17,026         16,827         19,348           16,878         16,312
                                         ------------    ----------    -------------    -----------    ------------
EBITDA.................................    $ 73,550       $ 75,027       $ 72,516         $ 86,122         $48,179
                                         ============    ==========    =============    ===========    ============


     For 1999 and 2002, consolidated EBITDA includes the charges totaling $28.6 million and the credit totaling $1.4 million, respectively, associated with the sale and closure of Sonab.
(8) Excluding sales for the 53rd week of 2000, the percentage increase in sales for 2000 was 8.8% and the percentage decrease in sales for 2001 was 4.1%.
(9) Comparable Department sales are calculated by comparing the domestic sales from Departments open for the same months in the comparable periods.
(10) Average domestic sales per Department is determined by dividing domestic sales by the average of the number of domestic Departments open at the beginning and at the end of each period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided as a supplement to the accompanying consolidated financial statements and notes thereto contained in
Item 8 of this report. This MD&A is organized as follows:

     o EXECUTIVE OVERVIEW - This section provides a general description of the Company's business and a brief discussion of the opportunities, challenges and risks that the Company focuses on in the operation of its business.

     o RESULTS OF OPERATIONS - This section provides an analysis of the significant line items on the consolidated statements of operations.

     o LIQUIDITY AND CAPITAL RESOURCES - This section provides an analysis of liquidity, cash flows, sources and uses of cash, contractual obligations and financial position.

     o SEASONALITY - This section describes the effects of seasonality on the Company's business.

     o CRITICAL ACCOUNTING POLICIES AND ESTIMATES - This section discusses those accounting policies that both are considered important to Finlay's financial condition and results of operations, and require Finlay to exercise subjective or complex judgments in their application. In addition, all of Finlay's significant accounting policies, including critical accounting policies, are summarized in
          Note 2 to the consolidated financial statements.

     o SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS - This section provides cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause actual results to differ materially from the Company's historical results or current expectations or projections.

     The Burdines Departments have been accounted for as a discontinued operation, and, unless otherwise indicated, the following discussion relates to the Company's continuing operations.


EXECUTIVE OVERVIEW

OUR BUSINESS

     The Company is one of the leading retailers of fine jewelry in the United States and operates leased fine jewelry Departments in major department stores for retailers such as May and Federated. Finlay sells a broad selection of moderately priced jewelry, with an average sales price of approximately $191 per item. As of January 31, 2004, the Company operated 972 locations in 17 host store groups, in 46 states and the District of Columbia.

     Finlay's primary focus is to offer desirable and competitively priced products and to provide superior merchandise assortments, quality and customer service. Finlay's ability to quickly identify emerging trends and maintain strong relationships with vendors has enabled the Company to present better assortments in its showcases. Finlay believes that it is an important contributor to each of its host store groups and continues to seek opportunities to penetrate the department store segment. By outsourcing their fine jewelry departments to Finlay, host store groups gain Finlay's expertise in merchandising, selling and marketing jewelry and customer service. Additionally, by avoiding high working capital investments typically required of the traditional retail jewelry business, host stores improve their return on investment and increase their profitability. As a lessee, Finlay benefits from the host stores' reputation, customer traffic, credit services and established customer base. Finlay also avoids the substantial capital investment in fixed assets typical of a stand-alone retail format. These factors have generally led Finlay's new Departments to achieve profitability within the first twelve months of operation.

     The Company measures itself against key financial measures that it believes provide a well-balanced perspective regarding its overall financial success. Those benchmarks are as follows, together with how they are computed:

     o Diluted earnings per share ("EPS") (net income divided by weighted average shares outstanding with options to purchase common stock, restricted stock and restricted stock units, included to the extent they are dilutive) which, when compared to prior year, is an indicator of the increased returns generated for the Company's shareholders;

     o Comparable department sales growth computed as the percentage change in sales for Departments open for the same months during the comparable periods. Comparable department sales are measured against the Company's host store groups as well as other jewelry retailers;

     o Total net sales growth (current year total net sales minus prior year total net sales divided by prior year total net sales equals percentage change) which indicates, among other things, the success of the Company's selection of new store locations and the effectiveness of its merchandising strategies.

     o Operating margin rate (income from operations divided by net sales) which is an indicator of the Company's success in leveraging its fixed costs and managing its variable costs; and


2003 HIGHLIGHTS

     During 2003, Finlay successfully executed its marketing and merchandising strategy, as evidenced by the Company's 2.3% growth in comparable department sales (including Burdines), achieved strong operating cash flow and increased profitability. Over the past decade, Finlay has experienced comparable store sales increases (in nine out of ten years) and has consistently outperformed its host store groups with respect to these increases. Finlay attributes its success to an experienced and stable management team, a well-trained and highly motivated sales force, an expert jewelry merchandising team, unique vendor relationships and an established customer base. Total sales were $902.4 million in 2003 compared to $877.3 million in 2002, an increase of 2.9%. Gross margin increased by $9.4 million in 2003 compared to 2002, and as a percentage of sales, gross margin decreased by 0.4% from 51.6% to 51.2%. Although SG&A increased $9.5 million, as a percentage of sales, SG&A decreased 0.2% from 43.2% to 43.0%.

     During 2003, the Company effectively managed its inventories and implemented appropriate expense controls. Finlay's continued focus on cash management enabled the Company to end 2003 with $91.3 million of cash compared to $69.3 million at the end of 2002. Finlay's operating cash flow was $41.2 million in 2003, which enabled Finlay to open new Departments, remodel and expand existing Departments and repurchase stock. Additionally, borrowings under the Revolving Credit Agreement were reduced to zero by the end of December 2003 and the average outstanding balance decreased by 30% to $42.7 million as compared to $61.2 million in the prior year. Maximum outstanding borrowings during 2003 peaked at $93.5 million, at which point the available borrowings under the Revolving Credit Agreement were approximately $122.5 million.

OUTLOOK

     The Company continues to seek growth opportunities and plans to continue to pursue the following key initiatives to further increase sales and earnings:

     o    Increase comparable department sales;

     o    Add Departments within existing host store groups;

     o    Add new host store relationships;

     o    Open new channels of distribution;

     o    Continue to raise customer service standards;

     o    Strengthen selling teams through training programs;

     o    Continue to improve operating leverage;

     o    De-leverage the balance sheet; and

     o    Continue its stock repurchase program.

     See "Business-Growth Strategy" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     Management believes that current trends in jewelry retailing provide a significant opportunity for Finlay's growth. Consumers spent approximately $54.0 billion on jewelry (including both fine jewelry and costume jewelry) in the United States in 2003, an increase of approximately $19.9 billion over 1993, according to the United States Department of Commerce. In the department store sector in which Finlay operates, consumers spent an estimated $4.1 billion on fine jewelry in 2002. Management believes that demographic factors such as the aging of the baby boomer generation with increased discretionary income, plus the growing number of women in the workplace, will contribute to the growth of the fine jewelry retailing industry.


OPPORTUNITIES, RISKS AND UNCERTAINTIES

     Finlay achieved sustained growth during 2003, however, the Company has faced certain challenges as well, including:

     o    Dependence on or loss of certain host store relationships; and

     o    Host store consolidation.

     During 2003, Federated announced that it would not renew Finlay's lease in the Burdines department store division, which resulted in the closure of 46 Burdines Departments in January 2004. These 46 Departments generated approximately $55 million in revenue during 2003, which is included in discontinued operations. Due to the termination of the Burdines lease, the Company recorded a non-cash charge of $13.8 million for the write-down of goodwill resulting from the closure of the Burdines Departments.

     Additionally, during 2003, May announced its intention to close certain of its smaller, less profitable stores, including 32 Lord & Taylor stores, as well as two stores in its Famous-Barr division, resulting in the closure of eight Departments in 2003 and six Departments during the first quarter of 2004. In 2003, Finlay generated approximately $20 million in sales from these 34 Departments.

     During 2003, approximately 51% and 18% of Finlay's sales were generated by Departments operated in store groups owned by May and Federated, respectively. Finlay has operated Departments with May since 1948 and with Federated since 1983. The Company believes that its relationships with these hosts are excellent. Nevertheless, a decision by either company to transfer the operation of some or all of their Departments to a competitor or to assume the operation of those Departments themselves would have a material adverse effect on the business and financial condition of Finlay. Additionally, the department store industry may experience significant consolidations in the future. Although Finlay has, in the past, generally benefited from host store consolidations, there is no assurance that Finlay's host store relationships will not be impacted as a result of such host store consolidation.

     An important initiative and focus of management is developing opportunities for the growth of the Company. Management considers it a high priority to identify new businesses that offer growth, financial viability and manageability and will have a positive impact on shareholder value.

     The Company is currently evaluating the potential refinancing of the Senior Debentures and the Senior Notes. The Company's Senior Debentures and Senior Notes were originally issued in May 1998 and mature on May 1, 2008. In addition, they became redeemable, at the option of the Company, on May 1, 2003.


RESULTS OF OPERATIONS

     The following table sets forth operating results as a percentage of sales for the periods indicated. The discussion that follows should be read in conjunction with the following table:

                                                                                  FISCAL YEAR ENDED
                                                                 ------------------------------------------------
                                                                   JAN. 31,           FEB. 1,           FEB. 2,
                                                                     2004               2003             2002
                                                                 ------------      -------------     ------------
   STATEMENT OF OPERATIONS DATA:
   Sales....................................................         100.0%            100.0%            100.0%
   Cost of sales............................................          48.8              48.4              50.3
                                                                 ------------      -------------     ------------
     Gross margin...........................................          51.2              51.6              49.7
   Selling, general and administrative expenses.............          43.0              43.2              41.6
   Credit associated with the sale and
      closure of Sonab......................................           -                (0.1)              -
   Depreciation and amortization............................           1.9               1.9               2.2
                                                                 ------------      -------------     ------------
   Income from operations...................................           6.3               6.6               5.9
   Interest expense, net....................................           2.6               2.8               2.9
                                                                 ------------      -------------     ------------
   Income from continuing operations before income
       taxes and cumulative effect of accounting change.....           3.7               3.8               3.0
   Provision for income taxes...............................           1.5               1.5               1.3
                                                                 ------------      -------------     ------------
   Income from continuing operations before
       cumulative effect of accounting change...............           2.2               2.3               1.7
   Discontinued operations, net of tax (1)..................          (1.3)              0.4               0.4
   Cumulative effect of accounting change,
       net of tax (2) ......................................           -                (1.9)              -
                                                                 ------------      -------------     ------------
   Net income...............................................           0.9%              0.8%              2.1%
                                                                 ============      =============     ============

----------------------
     (1)  See Note 4 to "Selected Consolidated Financial Data".
     (2)  See Note 5 to "Selected Consolidated Financial Data".

2003 COMPARED WITH 2002

     SALES. Sales increased $25.1 million, or 2.9%, in 2003 compared to 2002. The increase in sales is due primarily to the 2.3%, or $18.7 million, increase in comparable department sales. Additionally, total sales increased by $6.4 million as a result of the net effect and timing of new Department openings and closings. Management attributes the increase in sales primarily to Finlay's merchandising and marketing strategy, which includes the following initiatives:
(i) emphasizing its "Best Value" merchandising programs, which provide a targeted assortment of items at competitive prices; (ii) focusing on holiday and event-driven promotions as well as host store marketing programs; and (iii) positioning the Company's Departments as a "destination location" for fine jewelry.

     Finlay's major merchandise categories include diamonds, gold, gemstones and watches. Diamond sales increased $24.3 million, or 9.7%, in 2003 compared to 2002 due primarily to the increase in consumer demand for diamond fashion assortments, including emerging merchandise categories such as three-stone jewelry. Sales in all other categories remained relatively flat in 2003 compared to 2002.

     During 2003, Finlay opened 32 Departments, within existing store groups, and closed 71 Departments. The openings were comprised of the following:


                                                         NUMBER OF
                          STORE GROUP                   DEPARTMENTS
               -----------------------------------    ----------------
                      May........................            10
                      Dillard's..................             9
                      Federated..................             5
                      Saks.......................             3
                      Other......................             5
                                                            -----
                               Total.............            32
                                                            =====

     The closings were comprised of the following:


                                                         NUMBER OF
                          STORE GROUP                   DEPARTMENTS                       REASON
               -----------------------------------    ----------------    --------------------------------------------------
                      Burdines...................           46            Federated did not renew Finlay's lease.
                      Lord & Taylor..............            7            May closed these less profitable locations.
                      Other......................           18            Department closings within existing store groups.
                                                          -----
                                Total............           71
                                                          =====


     GROSS MARGIN. Gross margin increased by $9.4 million in 2003 compared to 2002, and as percentage of sales, gross margin decreased by 0.4%. The components of this 0.4% net decrease in gross margin are as follows:

                           COMPONENT                         %                                 REASON
               -----------------------------------    ----------------    --------------------------------------------------
               Merchandise cost of sales.........         (0.6%)          Increase in  merchandise  cost of sales is due to
                                                                          management's   continued   efforts  to   increase
                                                                          market  penetration  and market share through its
                                                                          pricing  strategy  and the impact of higher  gold
                                                                          prices.
               LIFO .............................         (0.2%)          Increase in LIFO provision from $2.2 million to
                                                                          $4.5 million.
               Shortage .........................          0.4%           Decrease in shortage is due primarily to
                                                                          favorable physical inventory results.
                                                          ------
                            Total ...............         (0.4%)
                                                          ======


     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The components of SG&A include payroll expense, lease fees, net advertising expenditures and other field and administrative expenses. SG&A increased $9.5 million, or 2.5%. As a percentage of sales, SG&A decreased to 43.0% from 43.2%. The components of this 0.2% net decrease in SG&A are as follows:

                           COMPONENT                         %                                REASON
               -----------------------------------    ----------------    --------------------------------------------------
               Net advertising expenditures......           0.2%          Decrease in net  advertising  expenditures is due
                                                                          primarily to increased vendor support.
               Payroll expense ..................          (0.1%)         Favorably impacted by the leveraging of payroll
                                                                          expense, offset by an increase in medical
                                                                          expenses as 2002 included a $1.8 million
                                                                          benefit. This $1.8 million benefit related to
                                                                          favorable claims experience following a change
                                                                          in medical insurance carriers.
               Other field expenses..............           0.1%          Decrease in other field expenses is due
                                                                          primarily to the favorable leveraging of these
                                                                          expenses.
                                                           -----
                              Total .............           0.2%
                                                           =====


     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $0.2 million reflecting additional depreciation and amortization as a result of capital expenditures for the most recent twelve months, offset by the effect of certain assets becoming fully depreciated. In addition, accelerated depreciation costs totaling approximately $0.4 million, associated with the Lord & Taylor store closings, were recorded in the period.

     INTEREST EXPENSE, NET. Interest expense decreased by $1.1 million primarily due to a decrease in average borrowings ($267.7 million for 2003 compared to $286.2 million for 2002). The weighted average interest rate was approximately 7.7% for 2003 compared to 7.6% for 2002.

     PROVISION FOR INCOME TAXES. The income tax provision for 2003 and 2002 reflects effective tax rates of 39.6% and 39.1%, respectively. The income tax provision in 2002 was reduced for certain income tax accruals which were no longer required.

     DISCONTINUED OPERATIONS. Discontinued operations includes the results of operations of the Burdines department store division. The net loss from discontinued operations for 2003 was $11.5 million compared to the net income from discontinued operations of $3.8 million in 2002. The loss in 2003 included $1.2 million of pre-tax charges associated with the accelerated depreciation of fixed assets and severance, as well as a charge of $13.8 million for the write-down of goodwill resulting from the Burdines Department closings.

     NET INCOME. Net income of $8.4 million for 2003 represents an increase of $1.4 million as compared to net income of $7.0 million in 2002 as a result of the factors discussed above.

2002 COMPARED WITH 2001

     SALES. Sales decreased $23.3 million, or 2.6%, in 2002 compared to 2001. Comparable Department sales increased 0.1% in 2002, which management attributes to a continued challenging retail environment. Total sales were negatively impacted by approximately $31.0 million, or 3.4%, as a result of the 2001 closing of three host store groups, offset by the net effect of new Department openings and closings. Finlay's merchandising and marketing strategy includes emphasizing its "Best Value" merchandising programs as discussed above.

     During 2002, Finlay opened 21 Departments within existing store groups, which included 11 Departments in May. During this period, Finlay closed 16 Departments including five in May and three in Federated.

     GROSS MARGIN. Gross margin increased by $5.1 million in 2002 compared to 2001 and, as a percentage of sales, gross margin increased by 1.9%, primarily due to the Company's adoption of EITF 02-16. The application of EITF 02-16 changed the Company's accounting treatment for the recognition of vendor allowances. In 2002, $18.9 million of vendor allowances has been reflected as a reduction to cost of sales based on the sale of the related product. In prior years, these allowances were recorded as a reduction to gross advertising expenses and thus decreased SG&A.

     Excluding the adoption of EITF 02-16, gross margin decreased by $13.8 million in 2002 compared to 2001 and, as a percentage of sales, gross margin decreased by 0.3%, primarily due to (i) management's continued efforts to increase market penetration and market share through its pricing strategy and
(ii) the impact of higher gold prices. Offsetting these factors were favorable physical inventory shortage results and a lower LIFO charge of $2.2 million in 2002 versus $3.6 million in 2001.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A totaled $378.9 million, an increase of $4.0 million, or 1.1%, in 2002 compared to 2001, primarily due to the Company's adoption of EITF 02-16 which, as discussed above, resulted in a $18.9 million increase to SG&A. SG&A as a percentage of sales increased to 43.2% in 2002 from 41.6% in 2001.

     Excluding the adoption of EITF 02-16, SG&A decreased by $14.9 million, or 4.0%, in 2002 compared to 2001 primarily due to payroll expense and lease fees associated with the decrease in the Company's sales and reduced gross advertising expenses. Additionally, the Company recorded a $1.8 million reduction in employee medical benefits expense associated with favorable claims experience subsequent to a change in medical insurance carriers. SG&A as a percentage of sales, excluding the adoption of EITF 02-16, decreased to 41.0% in 2002 from 41.6% in 2001.

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

     INTEREST EXPENSE, NET. Interest expense decreased by $2.0 million reflecting a lower weighted average interest rate (7.6% for 2002 compared to 7.8% for 2001) and a decrease in average borrowings ($286.2 million for 2002 compared to $305.8 million for 2001).

     PROVISION FOR INCOME TAXES. The effective tax rate, before the cumulative effect of accounting change, decreased to 39.1% in 2002 from 42.6% in 2001, primarily as a result of the cessation in 2002 of the amortization of non-deductible goodwill.

     DISCONTINUED OPERATIONS. The net income from discontinued operations increased $0.4 million from $3.4 million in 2001 to $3.8 million in 2002. Discontinued operations includes the results of operations of the Burdines department store division, which has been segregated from continuing operations for financial statement purposes.

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

LIQUIDITY AND CAPITAL RESOURCES

     Information about the Company's financial position as of January 31, 2004 and February 1, 2003 is presented in the following table:

                                               JANUARY 31,       FEBRUARY 1,
                                                  2004              2003
                                               -----------       -----------
        (IN THOUSANDS)
        --------------
        Cash and cash equivalents.........     $  91,302         $  69,331
        Working capital...................       238,333           208,990
        Long-term debt....................       225,000           225,000
        Stockholders' equity..............       152,896           149,036

     Finlay's primary capital requirements are for funding working capital for new Departments and for working capital growth of existing Departments, as well as debt service obligations and lease payments to host store groups, and, to a lesser extent, capital expenditures for opening new Departments, renovating existing Departments and information technology investments. For 2003 and 2002, capital expenditures totaled $12.9 million and $12.5 million, respectively. Total capital expenditures for 2004 are estimated to be approximately $12.0 million. Although capital expenditures are limited by the terms of the Revolving Credit Agreement, to date, this limitation has not precluded the Company from satisfying its capital expenditure requirements.

     The Company currently expects to fund capital expenditure requirements as well as liquidity needs from a combination of cash, internally generated funds and financing arrangements. The Company believes that its internally generated liquidity through cash flow from operations, together with access to external capital resources, will be sufficient to satisfy existing commitments and plans and will provide adequate financing flexibility.

     Cash flows for the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002 were as follows:

                                                                 FISCAL YEARS ENDED
                                                  ----------------------------------------------------
     (IN THOUSANDS)                                 JANUARY 31,        FEBRUARY 1,        FEBRUARY 2,
     --------------                                    2004               2003               2002
                                                  ---------------    --------------     --------------
     Operating Activities........................    $  41,183         $  45,060           $  40,231
     Investing Activities........................      (12,934)          (15,750)            (17,432)
     Financing Activities........................       (6,278)           (9,348)             (5,092)
                                                  ---------------    --------------     --------------
       Total Cash Provided from Operations..         $  21,971         $  19,962           $  17,707
                                                  ===============    ==============     ==============

     The Company's current priorities for its use of cash or borrowings, as a result of borrowings available under the Revolving Credit Agreement, are:

     o Capital expenditures for new Departments, expansions and remodeling of existing Departments;

     o    Investments in technology;

     o    Strategic acquisitions; and

     o    Stock repurchases under the Company's stock repurchase program.

OPERATING ACTIVITIES

     The primary source of the Company's liquidity is cash flows from operating activities. The key component of operating cash flow is merchandise sales. Operating cash outflows include payments to vendors for inventory, services and supplies, payments for employee payroll, lease payments and payments of interest and taxes. Net cash flows from operations were $41.2 million for 2003, a decrease from 2002 levels due primarily to a $9.4 million, or 3.6%, increase in inventory offset by an increase in accounts payable in the current year. The increase in inventory was in line with the Company's increase in sales.

     Finlay's operations substantially preclude customer receivables as Finlay's lease agreements require host stores to remit sales proceeds for each month (without regard to whether such sales were cash, store credit or national credit card) to Finlay approximately three weeks after the end of such month. However, Finlay cannot ensure the collection of sales proceeds from its host stores. Additionally, on average, approximately 50% of Finlay's merchandise has been carried on consignment. The Company's working capital balance was $238.3 million at January 31, 2004, an increase of $29.3 million from February 1, 2003. The increase resulted primarily from the impact of 2003's net income (exclusive of depreciation and amortization and the goodwill write-down related to Burdines) partially offset by capital expenditures and the purchase of treasury stock.

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

INVESTING ACTIVITIES

     Investment cash outflows include payments for capital expenditures, including property and equipment. Net cash used in investing activities was $12.9 million, $15.8 million and $17.4 million in 2003, 2002 and 2001, respectively. Capital expenditures in 2003 and 2002 related primarily to expenditures for new Department openings and renovations.

FINANCING ACTIVITIES

     Payments on debt and stock repurchases have been the Company's primary financing activities. Net cash used in financing activities was $6.3 million in 2003, consisting principally of the repurchase of 482,217 shares of Common Stock for approximately $6.7 million under its stock repurchase program, partially offset by funds received from stock option exercises. Net cash used in financing activities was $9.3 million in 2002 principally related to the repurchase of 733,612 shares for approximately $8.4 million under the stock repurchase program and capitalized financing costs of approximately $1.9 million related to the Company's refinancing of its Revolving Credit Agreement. Net cash used in financing activities was $5.1 million in 2001 primarily related to the repurchase of 507,330 shares for approximately $4.2 million under the stock repurchase program.

     In January 2003, Finlay entered into the Revolving Credit Agreement, which expires in January 2008. The Revolving Credit Agreement provides Finlay Jewelry with a line of credit of up to $225.0 million to finance working capital needs. Amounts outstanding under the Revolving Credit Agreement bear interest at a rate equal to, at Finlay's option, (i) the prime rate plus a margin ranging from zero to 1.0% or (ii) the adjusted Eurodollar rate plus a margin ranging from 1.0% to 2.0%, in each case depending on the financial performance of the Company. The weighted average interest rate was 3.4% and 3.9% for 2003 and 2002, respectively.

     In each year, Finlay is required to reduce the outstanding revolving credit balance and letter of credit balance under the Revolving Credit Agreement to $50.0 million or less and $20.0 million or less, respectively, for a 30 consecutive day period (the "Balance Reduction Requirement"). Borrowings under the Revolving Credit Agreement at January 31, 2004 and February 1, 2003 were zero. The average amounts outstanding under the Revolving Credit Agreement during 2003 and 2002 were $42.7 million and $61.2 million, respectively. The maximum amount outstanding during 2003 was $93.5 million, at which point the available borrowings were $122.5 million.

     A significant amount of Finlay's operating cash flow has been used, or will be required, to pay interest, directly or indirectly, with respect to the Senior Debentures, the Senior Notes and amounts due under the Revolving Credit Agreement, including the payments required pursuant to the Balance Reduction Requirement. As of January 31, 2004, Finlay's outstanding borrowings were $225.0 million, which included a $75.0 million balance under the Senior Debentures and a $150.0 million balance under the Senior Notes.

     The Company's agreements covering the Revolving Credit Agreement, the Senior Debentures and the Senior Notes each require that Finlay comply with certain restrictive and financial covenants. In addition, Finlay Jewelry is party to the Gold Consignment Agreement, which also contains certain covenants. As of and for the year ended January 31, 2004, the Company was in compliance with all of its covenants. Management expects to be in compliance with all of its covenants through 2004. Because compliance is based, in part, on management estimates and actual results can differ from those estimates, there can be no assurance that the Company will be in compliance with the covenants in the future or that the lenders will waive or amend any of the covenants should the Company be in violation thereof. The Company believes the assumptions used are appropriate.

     The Revolving Credit Agreement contains customary covenants, including limitations on, or relating to, capital expenditures, liens, indebtedness, investments, mergers, acquisitions, affiliate transactions, management compensation and the payment of dividends and other restricted payments. The Revolving Credit Agreement also contains various financial covenants, including minimum earnings and fixed charge coverage ratio requirements and certain maximum debt limitations.

     The Senior Indentures contain restrictions relating to, among other things, the payment of dividends, the making of certain investments or other restricted payments, the incurrence of additional indebtedness, the creation of certain liens, entering into transactions with affiliates, the disposition of certain assets and engaging in mergers and consolidations.

     The Company may, at the discretion of management, purchase Senior Debentures and/or Senior Notes from time to time in the open market. Additionally, beginning on May 1, 2003, the Senior Debentures and Senior Notes became redeemable, in whole or in part, at the option of Finlay, at specified redemption prices plus accrued and unpaid interest, if any, to the date of the redemption. The extent and timing of any bond repurchases will depend upon general business and market conditions, bond prices, availability under the Revolving Credit Facility, compliance with certain restrictive covenants and Finlay's cash position and requirements going forward. The Company is currently evaluating the potential refinancing of the Senior Debentures and the Senior Notes.

     Finlay believes that, based upon current operations, anticipated growth, and continued availability under the Revolving Credit Agreement, Finlay Jewelry will, for the foreseeable future, be able to meet its debt service and anticipated working capital obligations, and to make distributions to the Company sufficient to permit the Company to meet its debt service obligations and to pay certain other expenses as they come due. No assurances, however, can be given that Finlay Jewelry's current level of operating results will continue or improve or that Finlay Jewelry's income from operations will continue to be sufficient to permit Finlay Jewelry and the Company to meet their debt service and other obligations. Currently, Finlay Jewelry's principal financing arrangements restrict annual distributions from Finlay Jewelry to the Company to 0.25% of Finlay Jewelry's net sales for the preceding fiscal year and also allow distributions to the Company to enable it to make interest payments on the Senior Debentures. Other dividends and distributions, including those required to fund stock or bond repurchases, are subject to Finlay's satisfaction of certain restrictive covenants. The amounts required to satisfy the aggregate of Finlay Jewelry's interest expense totaled $16.0 million and $16.8 million in 2003 and 2002, respectively.

     Finlay's long-term needs for external financing will depend on its rate of growth, the level of internally generated funds and the ability to continue obtaining substantial amounts of merchandise on advantageous terms, including consignment arrangements with its vendors. At January 31, 2004 and February 1, 2003, $364.5 million and $359.7 million, respectively, of consignment merchandise from approximately 300 vendors was on hand. For 2003, Finlay had an average balance of consignment merchandise of $364.7 million as compared to an average balance of $360.5 million in 2002.

     The following tables summarize the Company's contractual and commercial obligations which may have an impact on future liquidity and the availability of capital resources, as of January 31, 2004 (dollars in thousands):


                                                                   PAYMENTS DUE BY PERIOD
                                     ------------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                   TOTAL       LESS THAN 1 YEAR    1 - 3 YEARS   3 - 5 YEARS    MORE THAN 5 YEARS
-----------------------              --------------  ------------------  ------------- ------------- --------------------
Long-Term Debt Obligations:
     Senior Notes (due 2008)........   $ 150,000       $     -            $    -        $  150,000        $      -
     Senior Debentures (due 2008)...      75,000             -                 -            75,000               -
Operating lease obligations (1).....       9,070            2,028             3,847          3,195               -
                                     --------------  ------------------  ------------- ------------- --------------------
Total...............................   $ 234,070       $    2,028         $   3,847     $  228,195        $      -
                                     ==============  ==================  ============= ============= ====================

------------------
(1) Represents future minimum payments under noncancellable operating leases.


                                                          AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
OTHER COMMERCIAL                     ------------------------------------------------------------------------------------
COMMITMENTS                               TOTAL       LESS THAN 1 YEAR    1 - 3 YEARS   3 - 5 YEARS    MORE THAN 5 YEARS
-----------------------              --------------  ------------------  ------------- ------------- --------------------
Revolving Credit
   Agreement (due 2008) (1).........   $    -          $     -            $    -        $     -           $      -
Gold Consignment
   Agreement (expires 2005) (2).....      46,700           46,700              -              -                  -
Letters of credit...................       8,950            8,700              -              -                 250
                                     --------------  ------------------  ------------- ------------- --------------------
Total ..............................   $  55,650       $   55,400         $    -        $     -           $     250
                                     ==============  ==================  ============= ============= ====================


------------------
(1) There were no borrowings under the Revolving Credit Agreement at January 31, 2004. The average amount outstanding during 2003 was $42.7 million and the outstanding balance as of April 9, 2004 was $19.0 million.
(2) Represents amount outstanding at January 31, 2004.

     Finlay enters into arrangements with vendors to purchase merchandise up to three months in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled.


     OFF-BALANCE SHEET ARRANGEMENTS

     Finlay Jewelry's Gold Consignment Agreement enables Finlay Jewelry to receive consignment merchandise by providing gold, or otherwise making payment, to certain vendors. While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to the gold consignor. The Gold Consignment Agreement matures on July 31, 2005 and permits Finlay Jewelry to consign up to the lesser of (i) 165,000 fine troy ounces or
(ii) $50.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. Finlay Jewelry believes its relationship with the gold consignor is good and expects to be in a position to extend the Gold Consignment Agreement upon its expiration. At January 31, 2004, amounts outstanding under the Gold Consignment Agreement totaled 116,835 fine troy ounces, valued at approximately $46.7 million. The average amount outstanding under the Gold Consignment Agreement was $48.0 million in 2003. In the event this agreement is terminated, Finlay Jewelry will be required to return the gold or purchase the outstanding gold at the prevailing gold rate in effect on that date. For financial statement purposes, the consigned gold is not included in merchandise inventories on the Company's Consolidated Balance Sheets and, therefore, no related liability has been recorded.

     The Gold Consignment Agreement requires Finlay Jewelry to comply with certain covenants, including restrictions on the incurrence of certain indebtedness, the creation of liens, engaging in transactions with affiliates and limitations on the payment of dividends. In addition, the Gold Consignment Agreement also contains various financial covenants, including minimum earnings and fixed charge coverage ratio requirements and certain maximum debt limitations. At January 31, 2004, Finlay Jewelry was in compliance with all of its covenants under the Gold Consignment Agreement.

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

     OTHER ACTIVITIES AFFECTING LIQUIDITY

     The Company has an employment agreement with one senior executive which provides for a minimum salary level as well as incentive compensation based on meeting specific financial goals. This agreement has a remaining term of approximately one year and has a remaining aggregate minimum value of $1.0 million as of January 31, 2004.

     From time to time, Finlay enters into forward contracts based upon the anticipated sales of gold product in order to hedge against the risk arising from its payment arrangements. At January 31, 2004, the Company had several open positions in gold forward contracts totaling 25,000 fine troy ounces, to purchase gold for $10.2 million. There can be no assurance that these hedging techniques will be successful or that hedging transactions will not adversely affect the Company's results of operations or financial position.

     In January 2000, Sonab, the Company's European leased jewelry department subsidiary, sold the majority of its assets for approximately $9.9 million. The Company recorded a pre-tax charge in the fourth quarter of 1999 of $28.6 million, or $1.62 per share on a diluted basis after-tax. As of January 31, 2004, the Company's exit plan has been completed with the exception of certain employee litigation and other legal matters. During the fourth quarter of 2002, the Company revised its original estimate of closure expenses to reflect its remaining liability and, as a result, reduced its accrual by $1.4 million. To date, the Company has charged a total of $26.4 million against its revised estimate of $27.2 million. The Company does not believe future operating results or liquidity will be materially impacted by any remaining payments or litigation and legal matters mentioned above.

SEASONALITY

     Finlay's business is highly seasonal, with a significant portion of its sales and income from operations generated during the fourth quarter of each year, which includes the year-end holiday season. The fourth quarter accounted for an average of approximately 42% of Finlay's sales and approximately 87% of its income from operations for 2003 and 2002. Finlay has typically experienced net losses in the first three quarters of its fiscal year. During these periods, working capital requirements have been funded by borrowings under the Revolving Credit Agreement. Accordingly, the results for any of the first three quarters of any given fiscal year, taken individually or in the aggregate, are not indicative of annual results. See Note 13 of Notes to Consolidated Financial Statements of the Company.

     The following table summarizes the quarterly financial data for 2003 and 2002:

                                                                          FISCAL QUARTER
                                                -------------------------------------------------------------------
                                                     FIRST             SECOND            THIRD            FOURTH
                                                ----------------    ------------    --------------    -------------
                                                                        (DOLLARS IN THOUSANDS)
                                                                            (UNAUDITED)
  2003:
    Sales....................................     $ 175,427           $ 182,229       $ 165,784         $ 378,976
    Gross margin.............................        90,766              92,796          84,717           193,620
    Income (loss) from operations............         2,394               4,273            (230)           50,087
    Net income (loss) .......................        (1,453)               (562)         (3,876)           14,301(a)
  2002:
    Sales....................................       176,354             176,284         159,515           365,143
    Gross margin.............................        92,333              90,332          83,187           186,598
    Income (loss) from operations............         4,427               3,793             (97)           50,077
    Net income (loss) .......................       (17,242) (b)           (744)         (3,341)           28,366

---------------
(a) Net income (loss) includes the write-down of goodwill of $13.8 million in the fourth quarter of 2003.
(b) In accordance with EITF 02-16, the Company recorded a cumulative effect of accounting change as of February 3, 2002, the date of adoption, that decreased net income by $17.2 million, net of tax of $11.7 million.

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

     Certain of the Company's significant accounting policies are described in
Note 2 of Notes to the Consolidated Financial Statements. The Company believes that the following discussion addresses the critical accounting policies, which are most important to the portrayal of the Company's financial condition and results of operations and require management's most difficult, subjective or complex judgments. The Company is not aware of any likely events or circumstances which would result in different amounts being reported that would materially affect its financial condition or results of operations.

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

     Shrinkage is estimated for the period from the last inventory date to the end of the fiscal year on a store by store basis. The shrinkage rate from the most recent physical inventory, in combination with historical experience, is the basis for estimating shrink.

     DERIVATIVE INSTRUMENTS

     The Company is exposed to market risk related to changes in the price of gold and at times enters into forward contracts, to hedge against the risk of gold price fluctuations. When specific criteria as required by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," have been met, changes in the fair value of forward contracts are recorded in other comprehensive income and reclassified into cost of sales when the offsetting effects of the hedged transaction impact earnings. One of the criteria for this accounting treatment is that the forward contract amount may not be in excess of specifically identified anticipated transactions. Changes in the fair value of the derivative attributable to hedge ineffectiveness are reclassified from other comprehensive income to other income/expense during the period in which such changes occur.

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

     Effective in 2002, the Company adopted EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor". EITF 02-16 addresses the accounting treatment for vendor allowances and provides that cash consideration received from a vendor should be presumed to be a reduction of the prices of the vendors' product and should therefore be shown as a reduction in the purchase price of the merchandise. Further, these allowances should be recognized as a reduction in cost of sales when the related product is sold. To the extent that the cash consideration represents a reimbursement of a specific, incremental and identifiable cost, then those vendor allowances should be used to offset such costs.

     FINITE-LIVED ASSETS

     Finite-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the undiscounted future cash flows from the finite-lived assets are less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the fair value of the asset. The Company determines the fair value of the underlying asset based upon the discounted future cash flows of the assets. Various factors, including future sales growth and profit margins, are included in this analysis. To the extent these future projections or the Company's strategies change, the conclusion regarding impairment may differ from the current estimates.

     GOODWILL

     The Company evaluates goodwill for impairment annually or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flows. To the extent these future cash flows or the Company's strategies change, the conclusion regarding impairment may differ from current estimates.

     REVENUE RECOGNITION

     The Company recognizes revenue upon the sale of merchandise, either owned or consigned, to its customers, net of anticipated returns. The provision for sales returns is based on the Company's historical return rate.

     SELF-INSURANCE RESERVES

     The Company is self-insured for workers' compensation claims up to a certain maximum liability amount. Although the amount accrued is actuarially determined based on analysis of historical trends of losses, settlements, litigation costs and other factors, the amount that the Company will ultimately disburse could differ materially from the accrued amount.

     INCOME TAXES

     The Company is subject to income taxes in many jurisdictions and must first determine which revenues and expenses should be included in each taxing jurisdiction. This process involves the estimation of the Company's actual current tax exposure, together with the assessment of temporary differences resulting from differing treatment of income or expense items for tax and accounting purposes. The Company establishes tax reserves in its consolidated financial statements based on its estimation of current tax exposures. If the Company prevails in tax matters for which reserves have been established or the Company is required to settle matters in excess of established reserves, the effective tax rate for a particular period could be materially affected.

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

     FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of APB No. 50" ("FIN 46") was issued in January 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not currently participate in any variable interest entities.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-K includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results, performances or achievements to differ materially from those reflected in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations". Important factors that could cause actual results to differ materially include, but are not limited to:

          o    trends in the general economy in the United States;

          o low or negative growth in the economy or in the financial markets which reduce discretionary spending on goods perceived to be luxury items;

          o attacks or threats of attacks by terrorists or war which may negatively impact the economy and/or the financial markets and reduce discretionary spending;

          o    competition in the retail jewelry business;

          o    the seasonality of the retail jewelry business;

          o the Company's ability to increase comparable department sales and to open new departments;

          o the Company's dependence on or loss of certain host store relationships, particularly with respect to May and Federated, due to the concentration of sales generated by such host stores;

          o    the impact of any host store bankruptcy;

          o    the impact of declining mall traffic levels;

          o the availability to the Company of alternate sources of merchandise supply in the case of an abrupt loss of any significant supplier;

          o the Company's ability to continue to obtain substantial amounts of merchandise on consignment;

          o    the impact of fluctuations in gold and diamond prices;

          o    Finlay Jewelry's continuation of its Gold Consignment Agreement;

          o    the Company's compliance with applicable contractual covenants;

          o the impact of future claims and legal actions arising in the ordinary course of business;

          o the impact of recent accounting developments, including the impact of proposed accounting standards to require companies to expense stock options;

          o    the Company's dependence on key officers;

          o the Company's ability to integrate any future acquisitions into its existing business;

          o the Company's high degree of leverage and the availability to the Company of financing and credit on favorable terms; and

          o changes in regulatory requirements which are applicable to the Company's business.

     Readers are cautioned not to rely on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof or to reflect the occurrence of unanticipated events. In addition to the disclosure contained herein, readers should carefully review any disclosure of risks and uncertainties contained in other documents the Company files or has filed from time to time with the Commission.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk through the interest rate on its borrowings under the Revolving Credit Agreement, which has a variable interest rate. Based on the average amounts outstanding under the Revolving Credit Agreement for 2003, a 100 basis point change in interest rates would have resulted in an increase in interest expense of approximately $427,000 in 2003. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. In addition, the majority of the Company's borrowings are under fixed rate arrangements, as described in Note 5 of Notes to Consolidated Financial Statements.

     COMMODITY RISK

     The Company enters into forward contracts for the purchase of the majority of its gold in order to hedge the risk of gold price fluctuations. The following table provides information about the Company's derivative financial instruments as of January 31, 2004:

                         CONTRACT           FINE TROY         PREVAILING        CONTRACT
                        SETTLEMENT          OUNCES OF         GOLD PRICE       FAIR MARKET
       COMMODITY           DATE                GOLD           PER OUNCE           VALUE
       ---------      ---------------    ---------------    --------------   ---------------
         Gold          4 - 30 - 2004          5,000            $401.00         $2,005,000
         Gold          5 - 28 - 2004          7,500             401.42          3,011,000
         Gold          6 - 30 - 2004          7,500             401.83          3,014,000
         Gold          7 - 30 - 2004          5,000             402.25          2,011,000

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                            PAGE
                                                                                                            ----
FINLAY ENTERPRISES, INC.

Independent Auditors' Report.................................................................................F-2

Consolidated Statements of Operations for the years ended January 31, 2004, February 1, 2003 and February 2, 2002....................................................................................F-3

Consolidated Balance Sheets as of January 31, 2004, and February 1, 2003.....................................F-4

Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income
    for the years ended January 31, 2004, February 1, 2003 and February 2, 2002..............................F-5

Consolidated Statements of Cash Flows for the years ended January 31, 2004, February 1, 2003 and February 2, 2002.....................................................................................F-6

Notes to Consolidated Financial Statements for the years ended January 31, 2004,
     February 1, 2003 and February 2, 2002...................................................................F-7

Financial Statement Schedule:
    Schedule I - Condensed Financial Information of Registrant .............................................F-26

FINLAY FINE JEWELRY CORPORATION

Independent Auditors' Report................................................................................F-30

Consolidated Statements of Operations for the years ended January 31, 2004, February 1, 2003, and February 2, 2002....................................................................................F-31

Consolidated Balance Sheets as of January 31, 2004 and February 1, 2003 ....................................F-32

Consolidated Statements of Changes in Stockholder's Equity and Comprehensive Income
    for the years ended January 31, 2004, February 1, 2003 and February 2, 2002.............................F-33

Consolidated Statements of Cash Flows for the years ended January 31, 2004, February 1, 2003 and February 2, 2002....................................................................................F-34

Notes to Consolidated Financial Statements for the years ended January 31, 2004,
    February 1, 2003 and February 2, 2002...................................................................F-35


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     We have had no disagreements with our independent auditors regarding accounting or financial disclosure matters.


ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

     As of the end of the Company's most recently completed fiscal year covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the CEO and CFO concluded that the design and operation of these disclosure controls and procedures are effective in ensuring that material financial and non-financial information required to be disclosed by the Company reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

     There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                                    PART III

     Certain information incorporated herein by reference to the Company's Proxy Statement described below is also contained in the Finlay Jewelry Form 10-K for the fiscal year ended January 31, 2004.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information with respect to each of the current executive officers and directors of the Company and Finlay Jewelry. Each of the persons listed as a director is a member of the Board of Directors of both the Company and Finlay Jewelry.

                 NAME                        AGE                                POSITION
----------------------------------------    -------    ------------------------------------------------------------
Arthur E. Reiner....................          63       Chairman of the Board, President and Chief Executive
                                                       Officer of the Company, Chairman and Chief Executive
                                                       Officer of Finlay Jewelry and Director
Joseph M. Melvin....................          53       Executive Vice President and Chief Operating Officer of
                                                       the Company and President and Chief Operating Officer of
                                                       Finlay Jewelry
Leslie A. Philip....................          57       Executive Vice President and Chief Merchandising Officer
                                                       of the Company and Finlay Jewelry
Edward J. Stein.....................          59       Senior Vice President and Director of Stores of
                                                       Finlay Jewelry
Bruce E. Zurlnick...................          52       Senior Vice  President, Treasurer and Chief Financial
                                                       Officer of the Company and Finlay Jewelry
David B. Cornstein..................          65       Director
Rohit M. Desai......................          65       Director
Michael Goldstein...................          62       Director
John D. Kerin.......................          65       Director
Richard E. Kroon....................          60       Director
Ellen R. Levine.....................          60       Director
Norman S. Matthews..................          71       Director
Thomas M. Murnane...................          57       Director


     Information under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Compliance" to be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A ("Proxy Statement") is incorporated herein by reference.

     Under the Company's Restated Certificate of Incorporation, the Company's Board of Directors is classified into three classes. The members of each class will serve staggered three-year terms. Messrs. Desai, Goldstein and Murnane are Class I directors; Messrs. Cornstein, Kerin and Reiner are Class II directors; and Messrs. Matthews and Kroon and Ms. Levine are Class III directors. The terms of the Class III, Class I and Class II directors expire at the annual meeting of stockholders to be held in 2004, 2005 and 2006, respectively. Officers serve at the discretion of the Board of Directors.

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

     JOSEPH M. MELVIN was appointed as Executive Vice President and Chief Operating Officer of the Company and President and Chief Operating Officer of Finlay Jewelry on May 1, 1997. From September 1975 to March 1997, Mr. Melvin served in various positions with May, including, from 1990 to March 1997, as Chairman and Chief Operating Officer of Filene's (a division of May).

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

     EDWARD J. STEIN has been Senior Vice President and Director of Stores of Finlay Jewelry since July 1995. From December 1988 to June 1995, Mr. Stein was Vice President - Regional Supervisor of Finlay Jewelry, and occupied similar positions with Finlay's predecessors from 1983 to December 1988. Mr. Stein held various other positions at Finlay from 1965 to 1983.

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

     MICHAEL GOLDSTEIN has been a director of the Company and Finlay Jewelry since May 1999. Mr. Goldstein has been Chairman of the Toys "R" Us Children's Fund, Inc. since June 2001. Mr. Goldstein was Chairman of the Board of Toys "R" Us, Inc. from February 1998 to June 2001. From February 1994 to February 1998, Mr. Goldstein was Vice Chairman of the Board and Chief Executive Officer of Toys "R" Us, Inc., and served as acting Chief Executive Officer from August 1999 to January 14, 2000. Mr. Goldstein is also a director of United Retail Group Inc., 4Kids Entertainment, Inc., Medco Health Solutions, Inc. and Galyan's Trading Company, Inc.

     JOHN D. KERIN has been a director of the Company and Finlay Jewelry since December 1999. Since January 2000, Mr. Kerin has been a consultant to The McGraw Hill Companies, Inc. From July 1979 to January 2000, Mr. Kerin served in various positions with The McGraw-Hill Companies, Inc., including, from May 1994 to January 2000, as Senior Vice President, Information Management and Chief Information Officer. Mr. Kerin is also the Chairman of the Board of Trustees of St. Thomas Aquinas College.

     RICHARD E. KROON was elected as a director of the Company and Finlay Jewelry in 2003. Mr. Kroon retired in July 2001 as chairman of the Sprout Group Venture Capital Fund (a venture capital affiliate of Credit Suisse First Boston), where he had served as Chairman since April 2000 and where he served as Managing Partner from March 1981 to April 2000.

     ELLEN R. LEVINE was appointed as a director of the Company and Finlay Jewelry in January 2004. Ms. Levine has been Editor-in-Chief of Good Housekeeping since 1994. Ms. Levine also served as Editor-in-Chief of two other major women's magazines from 1982 to 1994. She is also a director of New York Restoration Project, Lifetime Television, Research America and New York Women in Communications.

     NORMAN S. MATTHEWS has been a director of the Company and Finlay Jewelry since July 1993. Mr. Matthews has been a retail consultant based in New York for more than the past five years. Mr. Matthews served as Vice Chairman and then President of Federated Department Stores from 1983 to 1988. He is also a director of Toys "R" Us, Inc., The Progressive Corporation, Henry Schein, Inc., Galyan's Trading Company, Inc. and Sunoco, Inc.

     THOMAS M. MURNANE has served as a director of the Company and Finlay Jewelry since December 2002. Mr. Murnane is a recently retired partner of PricewaterhouseCoopers, LLP, who served in various capacities during his tenure with that firm since 1980, including Director of the firm's Retail Strategy Consulting Practice, Director of Overall Strategy Consulting for the East Region of the United States, and most recently Global Director of Marketing and Brand Management for PwC Consulting. Mr. Murnane has been self-employed as a business advisor since 2002. Mr. Murnane is also a director of The Pantry, Inc., Captaris, Inc. and Pacific Sunwear of California, Inc.

CODES OF ETHICS

     The Company has adopted Codes of Ethics that apply to all of its directors and employees including, without limitation, the Company's principal executive officer, its principal financial officer and all of its employees performing financial or accounting functions. The Company's Codes of Ethics are posted on its web-site, www.finlayenterprises.com under the heading "Governance" and have been filed as an exhibit to this Form 10-K. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of its Codes of Ethics by posting such information on its website at the location specified above. The Company will provide to any person without charge, upon request addressed to the Corporate Secretary at Finlay Enterprises, Inc., 529 Fifth Avenue, New York, N.Y. 10017, a copy of the Codes of Ethics.

AUDIT COMMITTEE FINANCIAL EXPERT

     The Audit Committee of the Board of Directors consists of the following members of the Company's Board of Directors: Rohit M. Desai, Michael Goldstein, John D. Kerin and Thomas M. Murnane, each of whom is an "independent director" under the NASDAQ listing standards applicable to audit committee members. The Company has determined that Mr. Goldstein, Chairman of the Audit Committee, qualifies as an "audit committee financial expert" as defined in Item 401(h) of Regulation S-K, and that Mr. Goldstein is independent as the term is used in
Item 7 (d) (3) (iv) of Schedule 14A under the Securities Exchange Act.

ITEM 11.  EXECUTIVE COMPENSATION

     The information to be included in the section captioned "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to beneficial ownership of the Common Stock as of April 9, 2004 by (i) each person who, to the knowledge of the Company, was the beneficial owner of more than 5% of the outstanding Common Stock of the Company, (ii) each of the Company's directors, the Company's Chief Executive Officer and each of the four other most highly compensated executive officers of the Company or Finlay Jewelry, and by all current directors and executive officers as a group.

                                                                                   SHARES OF COMMON STOCK
                                                                                   BENEFICIALLY OWNED (1)
                                                                            -------------------------------------
                                                                               NUMBER OF             PERCENTAGE
                                   NAME                                         SHARES                OF CLASS
    -------------------------------------------------------------------     --------------        ---------------
    FMR Corp.(2)...................................................            1,047,800                 11.7%
    Palisade Capital Management, LLC(3) ...........................              835,751                  9.4%
    Wells Fargo & Company (4) .....................................              702,280                  7.9%
    Arthur E. Reiner(1)(5).........................................              614,369                  6.6%
    Investment Counselors of Maryland, LLC(6) .....................              560,925                  6.3%
    David B. Cornstein(1)(7).......................................              541,567                  6.0%
    Leslie A. Philip(1)(8).........................................              139,000                  1.5%
    Joseph M. Melvin(1)(9).........................................              115,000                  1.3%
    Norman S. Matthews(10).........................................               86,044                  1.0%
    Edward J. Stein(1)(11).........................................               69,000                  *
    Bruce E. Zurlnick(1)(12).......................................               34,633                  *
    Michael Goldstein(13)..........................................               31,525                  *
    John D. Kerin(1)(14)...........................................               11,229                  *
    Rohit M. Desai (15)............................................                8,229                  *
    Thomas M. Murnane(1) (16)......................................                6,279                  *
    Richard E. Kroon(1) (17) ......................................                1,229                  *
    Ellen R. Levine (18) ..........................................                  413                  *
    All directors and executive officers
    as a group (13 persons)(19)....................................            1,658,517                 16.8%

-------------------
     *Less than one percent.

     (1) Based on 8,923,675 shares outstanding on April 9, 2004. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from April 9, 2004 upon the exercise of options. Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person and which are exercisable within 60 days of April 9, 2004 have been exercised. Except as noted below, each beneficial owner has sole voting power and sole investment power, subject (in the case of the Company's directors and executive officers) to the terms of a stockholders' agreement among certain members of management, Palisade CEP (as defined herein), directors and employees holding options to purchase Common Stock or RSUs, certain private investors and the Company. The address for the beneficial owners named in the table, unless specified otherwise in a subsequent footnote, is c/o the Company, 529 Fifth Avenue, New York, New York 10017.

     (2) These shares represent shares reported as beneficially owned by FMR Corp. in a joint filing on Amendment No. 4 dated February 16, 2004 to a Schedule 13G dated February 1, 1999, as amended, filed with the Commission by FMR Corp., Edward C. Johnson 3d, Abigail P. Johnson, Fidelity Management & Research Company ("Fidelity") and Fidelity Low Priced Stock Fund (the

          "Fund"). According to said Schedule 13G Amendment, members of the Edward C. Johnson 3d family are the predominant owners of Class B shares of common stock of FMR Corp., representing approximately 49% of the voting power of FMR Corp. Mr. Johnson 3d owns 12.0% and Abigail Johnson owns 24.5% of the aggregate outstanding voting stock of FMR Corp. Mr. Johnson 3d is Chairman of FMR Corp. and Abigail P. Johnson is a Director of FMR Corp. The Johnson family group and all other Class B shareholders have entered into a shareholders' voting agreement under which all Class B shares will be voted in accordance with the majority vote of Class B shares. Accordingly, through their ownership of voting common stock and the execution of the shareholders' voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR Corp. The Schedule 13G Amendment further states that Fidelity, a wholly-owned subsidiary of FMR Corp. and a registered investment adviser, is the beneficial owner of the 1,047,800 shares which are the subject of the Schedule 13G Amendment as a result of its acting as investment adviser to the Fund, an investment company which owns all of such 1,047,800 shares. Edward C. Johnson 3d, FMR Corp., through its control of Fidelity, and the Fund each has sole power to dispose of the 1,047,800 shares owned by the Fund. Neither FMR Corp. nor Edward C. Johnson 3d, Chairman of FMR Corp., has the sole power to vote or direct the voting of the shares owned directly by the Fund, which power resides with the Fund's Board of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Fund's Board of Trustees. The address for FMR Corp., Fidelity and the Fund is 82 Devonshire Street, Boston, Massachusetts 02109.

     (3) These shares represent shares reported as beneficially owned by Palisade Capital Management, LLC, an investment adviser ("Palisade Capital"), and Palisade Concentrated Equity Partnership ("Palisade CEP"), in Amendment No. 1, dated February 9, 2004, to a Schedule 13D filed with the Commission on April 7, 2003. According to said Schedule 13D Amendment, each of Palisade Capital and Palisade CEP has sole power to vote, and sole power to dispose of, all of such shares, and each of Palisade Capital and Palisade CEP shares power to vote, and power to dispose of, none of such shares. Palisade CEP is an investment fund which is managed by Palisade Capital. The address for Palisade Capital and Palisade CEP is One Bridge Plaza, Fort Lee, New Jersey 07024.

     (4) According to Amendment No. 1, dated February 11, 2004, to a Schedule 13G dated January 23, 2004, as amended, filed with the Commission by Wells Fargo & Company and Wells Capital Management Incorporated, Wells Fargo & Company has sole power to vote 700,225 shares and sole power to dispose of 682,280 shares and Wells Capital Management Incorporated has sole power to vote 680,225 shares and sole power to dispose of 680,280 shares. The address of Wells Fargo & Company is 420 Montgomery Street, San Francisco, California 94104 and the address for Wells Capital Management Incorporated is 525 Market Street, 10th Floor, San Francisco, California 94104.

     (5) Includes options to acquire an aggregate of 420,000 shares of Common Stock having exercise prices ranging from $7.05 to $14.00 per share. Also includes 150,000 shares of restricted stock.

     (6) According to Amendment No. 2, dated February 5, 2004, to a Schedule 13G, dated February 6, 2003, as amended, filed with the Commission by Investment Counselors of Maryland, LLC ("Investment Counselors"), Investment Counselors has sole power to vote 423,137 shares and sole power to dispose of all the indicated shares, and shares power to vote 137,788 shares and shares power to dispose of none of such shares. All of the indicated shares are owned by various investment advisory clients of Investment Counselors, which is deemed to be a beneficial owner of the shares due to its discretionary power to make investment decisions over such shares for its clients and its ability to vote such shares. In all cases, persons other than Investment Counselors have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of the shares. According to the Schedule 13G Amendment, no individual client of Investment Counselors holds more than five percent of the class. The address for Investment Counselors of Maryland, LLC is 803 Cathedral Street, Baltimore, Maryland 21201-5297.

     (7) Includes options to acquire an aggregate of 66,667 shares of Common Stock having an exercise price of $14.00 per share.

     (8) Includes options to acquire an aggregate of 129,000 shares of Common Stock having exercise prices ranging from $7.05 to $23.1875 per share. Excludes 5,000 shares of restricted stock awarded in October 2003, which shares are to be received by Ms. Philip upon completion of vesting in September 2007 (or an earlier vesting date under certain circumstances), if then employed by the Company.

     (9) Includes options to acquire an aggregate of 114,000 shares of Common Stock having exercise prices ranging from $7.05 to $24.3125 per share. Excludes 5,000 shares of restricted stock awarded in October 2003, which shares are to be received by Mr. Melvin upon completion of vesting in September 2007 (or an earlier vesting date under certain circumstances), if then employed by the Company.

     (10) Includes options to acquire an aggregate of 84,667 shares of Common Stock having exercise prices ranging from $8.50 to $14.00 per share. Also includes 1,377 participant restricted stock units or RSUs (as herein defined) and excludes 1,377 matching RSUs, which are not yet vested. Mr. Matthews' address is 650 Madison Avenue, New York, New York 10022.

     (11) Includes options to acquire an aggregate of 61,000 shares of Common Stock having exercise prices ranging from $7.05 to $13.4219 per share. Excludes 2,500 shares of restricted stock awarded in October 2003, which shares are to be received by Mr. Stein upon completion of vesting in September 2007 (or an earlier vesting date under certain circumstances), if then employed by the Company.

     (12) Includes options to acquire an aggregate of 29,333 shares of Common Stock having exercise prices ranging from $7.05 to $13.5625 per share. Excludes 2,500 shares of restricted stock awarded in October 2003, which shares are to be received by Mr. Zurlnick upon completion of vesting in September 2007 (or an earlier vesting date under certain circumstances), if then employed by the Company.

     (13) Includes options to acquire an aggregate of 20,000 shares of Common Stock having exercise prices ranging from $9.85 to $13.4375 per share. Also includes 1,525 participant RSUs and excludes 1,525 matching RSUs, which are not yet vested. The address of Mr. Goldstein is c/o Toys "R" Us, Inc., One Geoffrey Way, Wayne, New Jersey 07470.

     (14) Includes options to acquire an aggregate of 10,000 shares of Common Stock having exercise prices ranging from $11.215 to $14.5938 per share. Also includes 1,229 participant RSUs and excludes 1,229 matching RSUs, which are not yet vested.

     (15) Includes options to acquire an aggregate of 5,000 shares of Common Stock having an exercise price of $15.877 per share. Also includes 1,229 participant RSUs and excludes 1,229 matching RSUs, which are not yet vested. The address of Mr. Desai is c/o Desai Capital Management Incorporated, 410 Park Avenue, New York, New York 10022.

     (16) Includes options to acquire an aggregate of 5,000 shares of Common Stock having an exercise price of $12.939 per share. Also includes 1,279 participant RSUs and excludes 1,279 matching RSUs, which are not yet vested.

     (17) Includes 1,229 participant RSUs and excludes 1,229 matching RSUs, which are not yet vested.

     (18) Includes 413 participant RSUs and excludes 413 matching RSUs, which are not yet vested. The address of Ms. Levine is c/o Good Housekeeping, 250 West 55th Street, New York, N.Y. 10019.

     (19) Includes options to acquire an aggregate of 952,948 shares of Common Stock having exercise prices ranging from $7.05 to $24.3125 per share. Also includes 8,281 participant RSUs. Excludes 8,281 matching RSUs, which are not yet vested and 15,000 shares of restricted stock awarded in October 2003, which shares are to be received upon completion of vesting in September 2007 (or an earlier vesting date under certain circumstances), if the respective officers are then employed by the Company.

EQUITY COMPENSATION PLAN TABLE

     Options to purchase Common Stock, restricted stock and RSUs have been granted to employees and non-employee directors under various stock-based compensation plans. See Note 6 of Notes to Consolidated Financial Statements. The following table summarizes the number of stock options issued, shares of restricted stock and RSUs awarded, the weighted-average exercise price and the number of securities remaining to be issued under all outstanding equity compensation plans as of January 31, 2004.

                                                                                                      (C)
                                                                                              NUMBER OF SECURITIES
                                                  (A)                       (B)             REMAINING AVAILABLE FOR
                                        NUMBER OF SECURITIES TO       WEIGHTED-AVERAGE       FUTURE ISSUANCE UNDER
                                        BE ISSUED UPON EXERCISE      EXERCISE PRICE OF     EQUITY COMPENSATION PLANS
                                        OF OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,     (EXCLUDING SECURITIES
            PLAN CATEGORY                 WARRANTS AND RIGHTS       WARRANTS AND RIGHTS     REFLECTED IN COLUMN (A))
--------------------------------------  -----------------------     --------------------   --------------------------
Equity compensation plans
     approved by security holders.....        1,472,998(2)             $      11.37                530,527(1)
Equity compensation plans not
     approved by security holders.....             -                           -                    -
                                        -----------------------     --------------------   --------------------------
Total.................................        1,472,998                $      11.37                530,527
                                        =======================     ====================   ==========================

----------------
(1) Awards are permitted under the plans in the form of (i) stock options; (ii) stock appreciation rights in tandem with stock options; (iii) limited stock appreciation rights in tandem with stock options; (iv) restricted or nonrestricted stock awards, including purchases and awards under the RSU Plans, subject to such terms and conditions as the Compensation Committee shall determine; (v) performance units which are based upon attainment of performance goals during a period of not less than two nor more than five years and which may be settled in cash or in Common Stock in the discretion of the Company's Compensation Committee; or (vi) any combination of the foregoing.

(2) As of January 31, 2004, an aggregate of 156,000 shares of restricted stock have been issued under the 1997 Plan. Pursuant to awards made in October 2003 under the 1997 Plan, an additional 31,250 shares of restricted stock will be issued to certain executive officers of the Company on September 30, 2007 (or an earlier vesting date under certain circumstances), provided the respective officers are then employed by the Company.


     On April 16, 2003, the Board of Directors adopted the Executive Deferred Compensation and Stock Purchase Plan and the Director Deferred Compensation and Stock Purchase Plan, which was approved by the Company's stockholders on June 19, 2003 (the "RSU Plans"). Under the RSU Plans, key executives of Finlay and the Company's non-employee directors as directed by the Company's Compensation Committee, are eligible to acquire restricted stock units ("RSUs"). An RSU is a unit of measurement equivalent to one share of common stock, but with none of the attendant rights of a stockholder of a share of common stock. Two types of RSUs are awarded under the RSU Plans: (i) participant RSUs, where a plan participant may elect to defer, in the case of an executive employee, a portion of his or her actual or target bonus, and in the case of a non-employee director, his or her retainer fees and Committee chairmanship fees, and receive RSUs in lieu thereof and (ii) matching RSUs, where the Company credits a participant's plan account with one matching RSU for each participant RSU that a participant elects to purchase. While participant RSUs are fully vested at all times, matching RSUs are subject to vesting and forfeiture as set forth in the RSU Plans. At the time of distribution under the RSU Plans, RSUs are converted into actual shares of Common Stock of the Company. As of January 31, 2004, 10,380 RSUs have been awarded under the RSU Plans.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information to be included in the section captioned "Certain Transactions" in the Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information to be included in the section captioned "Principal Accountant Fees and Services" in the Proxy Statement is incorporated herein by reference.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report:

     (1)  Financial Statements.

     See Financial Statements Index included in Item 8 of Part II of this Form 10-K.

     (2)  Financial Statement Schedules.

     Schedule I - Condensed Financial Information of Registrant

     Note: Schedules other than those referred to above have been omitted as inapplicable or not required under the instructions contained in Regulation S-X or the information is included elsewhere in the financial statements or the notes thereto.

     (3) Exhibits.

     (Exhibit Number referenced to Item 601 of Regulation S-K).


ITEM
NUMBER
------

3.1 Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 filed as part of the Annual Report on Form 10-K for the period ended January 28, 1995 filed by the Company on April 12, 1995).

3.2(a) Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 filed as part of the Annual Report on Form 10-K for the period ended February 1, 2003 filed by the Company on May 1, 2003).

3.2(b) Second Amendment, dated as of September 10, 2003, to the Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 filed as part of the Quarterly Report on Form 10-Q for the period ended November 1, 2003 filed by the Company on December 10, 2003).

4.1 Article Fourth of the Certificate of Incorporation and Articles II and VI of the Bylaws (incorporated by reference to Exhibit 4.1 of Form S-1 Registration Statement, Registration No. 33-88938).

4.2 Specimen Common Stock certificate (incorporated by reference to Exhibit 4.2 of Form S-1 Registration Statement, Registration No. 33-88938).

4.3(a) Indenture dated as of April 24, 1998 between the Company and Marine Midland Bank, as Trustee, relating to the Company's 9% Senior Debentures due May 1, 2008 issued by the Company (including form of Debenture and form of Security and Pledge Agreement with Marine Midland Bank) (incorporated by reference to Exhibit 4.1 filed as part of the Current Report on Form 8-K filed by the Company on May 11, 1998).

4.3(b) First Supplemental Indenture dated as of August 8, 2002 among the Company and HSBC Bank USA (formerly known as Marine Midland Bank), as Trustee (incorporated by reference to Exhibit 4.1 filed as part of the Quarterly Report on Form 10-Q for the period ended August 3, 2002, filed by the Company on September 17, 2002).

4.4(a) Indenture dated as of April 24, 1998 between Finlay Jewelry and Marine Midland Bank, as Trustee, relating to Finlay Jewelry's 8 3/8% Senior Notes due May 1, 2008 issued by Finlay Jewelry (including form of Senior Note) (incorporated by reference to Exhibit 4.2 filed as part of the Current Report on Form 8-K filed by the Company on May 11, 1998).

4.4(b) First Supplemental Indenture dated as of August 8, 2002 among the Finlay Jewelry and HSBC Bank USA (formerly known as Marine Midland Bank), as Trustee (incorporated by reference to
                  Exhibit 99.1 filed as part of the Quarterly Report on Form 10-Q for the period ended August 3, 2002, filed by the Company on September 17, 2002).

4.5(a) Amended and Restated Stockholders' Agreement dated as of March 6, 1995 among the Company, David B. Cornstein, Arthur E. Reiner, and certain other security holders (incorporated by reference to Exhibit 4.9 filed as part of the Annual Report on Form 10-K for the period ended January 28, 1995 filed by the Company on April 12, 1995).

4.5(b) Omnibus Amendment to Registration Rights and Stockholders' Agreements (incorporated by reference to Exhibit 10.10 filed as part of the Quarterly Report on Form 10-Q for the period ended November 1, 1997 filed by the Company on December 16,
                  1997).

4.6 Registration Rights Agreement dated as of May 26, 1993 among the Company, David B. Cornstein, and certain other security holders (incorporated by reference to Exhibit 4.7 filed as part of the Current Report on Form 8-K filed by the Company on June 10, 1993).

10.1 Form of Agreement and Certificate of Option Pursuant to the Long Term Incentive Plan of the Company (incorporated by reference to Exhibit 10.1 filed as part of the Quarterly Report on Form 10-Q for the period ended July 31, 1993 filed by the Company on September 14, 1993).

10.2(a) The Company's Retirement Income Plan as amended and restated February 2002 (incorporated by reference to Exhibit 10.2 filed as part of the Annual Report on Form 10-K for the period ended February 2, 2002 filed by the Company on April 29, 2002).

10.2(b) Amendment No. 1, dated April 1, 2003, to the Company's Retirement Income Plan, as amended and restated February 2002 (incorporated by reference to Exhibit 10.1 filed as part of the Quarterly Report on Form 10-Q for the period ended May 3, 2003 filed by the Company on June 17, 2003).

10.2(c) Amendment No. 2, dated May 29, 2003, to the Company's Retirement Income Plan, as amended and restated February 2002 (incorporated by reference to Exhibit 10.2 filed as part of the Quarterly Report on Form 10-Q for the period ended May 3, 2003 filed by the Company on June 17, 2003).

10.3 Executive Medical Benefits Plan of Finlay Jewelry and the Company (incorporated by reference to Exhibit 10.7 of Form S-1 Registration Statement, Registration No. 33-59434).

10.4(a) Employment Agreement dated as of January 3, 1995 among the Company, Finlay Jewelry and Arthur E. Reiner (incorporated by reference to Exhibit 10.7(a) of Form S-1 Registration Statement, Registration No. 33-88938).

10.4(b) Amendment to Employment Agreement dated as of May 17, 1995 among the Company, Finlay Jewelry and Arthur E. Reiner (incorporated by reference to Exhibit 10.8(e) filed as part of the Annual Report on Form 10-K for the period ended February 1, 1997 filed by the Company on May 1, 1997).

10.4(c) Amendment No. 2 to Employment Agreement dated as of March 5, 1997 among the Company, Finlay Jewelry and Arthur E. Reiner (incorporated by reference to Exhibit 10 filed as part of the Quarterly Report on Form 10-Q for the period ended May 3, 1997 filed by the Company on June 17, 1997).

10.4(d) Amendment No. 3 to Employment Agreement dated as of July 1, 1997 among the Company, Finlay Jewelry and Arthur E. Reiner (incorporated by reference to Exhibit 10.7(g) of Form S-1 Registration Statement, Registration No. 333-34949).

10.4(e) Amendment No. 4 to Employment Agreement dated as of February 16, 2000 among the Company, Finlay Jewelry and Arthur E. Reiner (incorporated by reference to Exhibit 10.5(h) filed as part of the Annual Report on Form 10-K for the period ended January 29, 2000 filed by the Company on April 28, 2000).

10.4(f) Amendment No. 5 to Employment Agreement dated as of November 29, 2000 among the Company, Finlay Jewelry and Arthur E. Reiner (incorporated by reference to Exhibit 10.5(f) filed as part of the Annual Report on Form 10-K for the period ended February 3, 2001 filed by the Company on April 30, 2001).

10.5              Employment Agreement dated as of April 18, 1997 between Joseph
                  M. Melvin and Finlay Jewelry (incorporated by reference to
                  Exhibit 10.9 of Form S-1 Registration Statement, Registration No. 333-34949).

10.6 Tax Allocation Agreement dated as of November 1, 1992 between the Company and Finlay Jewelry (incorporated by reference to Exhibit 19.5 filed as part of the Quarterly Report on Form 10-Q for the period ended May 1, 1993 filed by the Company on June 30, 1993).

10.7(a) Management Agreement dated as of May 26, 1993 among the Company, Finlay Jewelry and Thomas H. Lee Company (incorporated by reference to Exhibit 28.2 filed as part of the Current Report on Form 8-K filed by the Company on June 10, 1993).

10.7(b) Amendment to Management Agreement dated as of January 21, 2002 among the Company, Finlay Jewelry and Thomas H. Lee Capital, LLC (incorporated by reference to Exhibit 10.9(b) filed as part of the Annual Report on Form 10-K for the period ended February 2, 2002 filed by the Company on April 29, 2002).

10.8(a) Long Term Incentive Plan of the Company (incorporated by reference to Exhibit 19.6 filed as part of the Quarterly Report on Form 10-Q for the period ended May 1, 1993 filed by the Company on June 30, 1993).

10.8(b) Amendment No. 1 to the Company's Long Term Incentive Plan (incorporated by reference to Exhibit 10.14(b) of the Form S-1 Registration Statement, Registration No. 33-88938).

10.8(c) Amendment to the Company's Long Term Incentive Plan (incorporated by reference to Exhibit 10.11(c) filed as part of the Annual Report on Form 10-K for the period ended February 2, 2002 filed by the Company on April 29, 2002).

10.9(a) 1997 Long Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.12 filed as part of the Annual Report on Form 10-K for the period ended February 2, 2002 filed by the Company on April 29, 2002).

10.9(b) The Company's Executive Deferred Compensation and Stock Purchase Plan (incorporated by reference to Exhibit 10.1 filed as part of Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the period ended August 2, 2003 filed by the Company on September 19, 2003).

10.9(c) Amendment No. 1, dated June 19, 2003, to the Company's Executive Deferred Compensation and Stock Purchase Plan (incorporated by reference to Exhibit 10.2 filed as part of Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the period ended August 2, 2003 filed by the Company on September 19, 2003).

10.9(d) The Company's Director Deferred Compensation and Stock Purchase Plan (incorporated by reference to Exhibit 10.3 filed as part of Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the period ended August 2, 2003 filed by the Company on September 19, 2003).

10.9(e) Form of 2003 Deferral Agreement under the Company's Director Deferred Compensation and Stock Purchase Plan (incorporated by reference to Exhibit 10.4 filed as part of the Quarterly Report on Form 10-Q for the period ended November 1, 2003 filed by the Company on December 10, 2003).

10.9(f) Form of 2003 Deferral Agreement under the Company's Executive Deferred Compensation and Stock Purchase Plan (incorporated by reference to Exhibit 10.5 filed as part of the Quarterly Report on Form 10-Q for the period ended November 1, 2003 filed by the Company on December 10, 2003).

10.10(a) Second Amended and Restated Credit Agreement, dated as of January 22, 2003 among General Electric, Finlay Jewelry, the Company, General Electric Capital Corporation ("G.E. Capital"), individually and in its capacity as administrative agent, Fleet Precious Metals, Inc., individually and as documentation agent, and certain other banks and financial institutions (the "Second Amended and Restated Credit Agreement") (incorporated by reference to Exhibit 10.10 filed as part of the Annual Report on Form 10-K for the period ended February 1, 2003 filed by the Company on May 1, 2003).

10.10(b) Amendment No. 1, dated July 6, 2003, to the Second Amended and Restated Credit Agreement (incorporated by reference to
                  Exhibit 10.4 filed as part of Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the period ended August 2, 2003 filed by the Company on September 19, 2003).

10.11 Amended and Restated Guaranty, dated as of January 22, 2003, by Finlay Jewelry, Inc. ("FJI"), Finlay Merchandising & Buying, Inc. ("Finlay Merchandising & Buying") and eFinlay, Inc. ("eFinlay") (incorporated by reference to Exhibit 10.11 filed as part of the Annual Report on Form 10-K for the period ended February 1, 2003 filed by the Company on May 1, 2003).

10.12 Amended and Restated Security Agreement dated as of January 22, 2003, by and among Finlay Jewelry, FJI, Finlay Merchandising & Buying, eFinlay and G.E. Capital, individually and as agent (incorporated by reference to Exhibit 10.12 filed as part of the Annual Report on Form 10-K for the period ended February 1, 2003 filed by the Company on May 1, 2003).

10.13 Amended and Restated Pledge Agreement dated as of January 22, 2003, by and among Finlay Jewelry, FJI, Finlay Merchandising & Buying, eFinlay and G.E. Capital, as agent (incorporated by reference to Exhibit 10.13 filed as part of the Annual Report on Form 10-K for the period ended February 1, 2003 filed by the Company on May 1, 2003).

10.14 Amended and Restated Trademark Security Agreement dated as of January 22, 2003 by Finlay Jewelry, FJI, Finlay Merchandising & Buying, eFinlay and G.E. Capital, as agent (incorporated by reference to Exhibit 10.14 filed as part of the Annual Report on Form 10-K for the period ended February 1, 2003 filed by the Company on May 1, 2003).

10.15 Amended and Restated Patent Security Agreement dated as of January 22, 2003 by Finlay Jewelry, FJI, Finlay Merchandising & Buying and eFinlay in favor of G.E. Capital, as agent (incorporated by reference to Exhibit 10.15 filed as part of the Annual Report on Form 10-K for the period ended February 1, 2003 filed by the Company on May 1, 2003).

10.16 Amended and Restated Copyright Security Agreement dated as of January 22, 2003 by Finlay Jewelry, FJI, Finlay Merchandising & Buying and eFinlay in favor of G.E. Capital, as agent (incorporated by reference to Exhibit 10.16 filed as part of the Annual Report on Form 10-K for the period ended February 1, 2003 filed by the Company on May 1, 2003).

10.17 Second Amended and Restated Open-End Mortgage Deed and Security Agreement from Finlay Jewelry to G.E. Capital, dated February 20, 2003, effective as of January 22, 2003 (incorporated by reference to Exhibit 10.17 filed as part of the Annual Report on Form 10-K for the period ended February 1, 2003 filed by the Company on May 1, 2003).

10.18 Form of Officer's and Director's Indemnification Agreement (incorporated by reference to Exhibit 10.4 filed as part of the Quarterly Report on Form 10-Q for the period ended April 29, 1995 filed by the Company on June 3, 1995).

10.19(a) Amended and Restated Gold Consignment Agreement dated as of March 30, 2001 (the "Amended and Restated Gold Consignment Agreement") between Finlay Jewelry, eFinlay, Inc. ("eFinlay") and Sovereign Bank (as successor to Fleet National Bank, f/k/a BankBoston, N.A., f/k/a The First National Bank of Boston, as successor to Rhode Island Hospital Trust National Bank ("Sovereign Bank"), and the other parties which are or may become parties thereto (incorporated by reference to Exhibit
                  10.1 filed as part of the Quarterly Report on Form 10-Q for the period ended May 5, 2001 filed by the Company on June 18,
                  2001).

10.19(b) First Amendment to the Amended and Restated Gold Consignment Agreement (incorporated by reference to Exhibit 10.17(b) filed as part of the Annual Report on Form 10-K for the period ended February 2, 2002 filed by the Company on April 29, 2002).

10.19(c) Second Amendment, dated September 30, 2002, to the Amended and Restated Gold Consignment Agreement (incorporated by reference to Exhibit 10 filed as part of the Quarterly Report on Form 10-Q for the period ended November 2, 2002 filed by the Company on December 13, 2002).

10.19(d) Third Amendment, dated April 4, 2003, to the Amended and Restated Gold Consignment Agreement (incorporated by reference to Exhibit 10.19(d) filed as part of the Annual Report on Form 10-K for the period ended February 1, 2003 filed by the Company on May 1, 2003).

10.19(e) Fourth Amendment, dated as of July 6, 2003, to the Amended and Restated Gold Consignment Agreement (incorporated by reference to Exhibit 10.1 filed as part of the Quarterly Report on Form 10-Q for the period ended November 1, 2003 filed by the Company on December 10, 2003).

10.20 Amended and Restated Security Agreement dated as of March 30, 2001 between Finlay Jewelry, eFinlay and Sovereign Bank, as agent, (incorporated by reference to Exhibit 10.2 filed as part of the Quarterly Report on Form 10-Q for the period ended May 5, 2001 filed by the Company on June 18, 2001).

10.21 Amended and Restated Intercreditor Agreement dated as of March 30, 2001 between Sovereign Bank, as agent, and G.E. Capital, as agent, and acknowledged by Finlay Jewelry and eFinlay (incorporated by reference to Exhibit 10.3 filed as part of the Quarterly Report on Form 10-Q for the period ended May 5, 2001 filed by the Company on June 18, 2001).

10.22(a) Letter Agreement dated March 8, 2004, by and between David Cornstein and the Company.

10.22(b) Letter Agreement dated March 8, 2004, by and between The David and Sheila Cornstein Foundation and the Company.

10.23 Restricted Stock Agreement, dated as of August 14, 2003, between the Company and Arthur E. Reiner (incorporated by reference to Exhibit 10.2 filed as part of the Quarterly Report on Form 10-Q for the period ended November 1, 2003 filed by the Company on December 10, 2003).

10.24 Form of Restricted Stock Agreement entered into by the Company in connection with October 2003 awards of restricted stock (incorporated by reference to Exhibit 10.3 filed as part of the Quarterly Report on Form 10-Q for the period ended November 1, 2003 filed by the Company on December 10, 2003).

 11.1 Statement re: computation of earnings per share (not required because the relevant computation can be clearly determined from material contained in the financial statements).

 14.1             Codes of Ethics.

 21.1             Subsidiaries of the Company.

 23.1             Consent of Deloitte & Touche LLP, Independent Auditors.

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

(b) Reports on Form 8-K

     On November 6, 2003, the Company filed a Current Report on Form 8-K furnishing information under Item 12 relating to the Company's press release on November 6, 2003, announcing the Company's sales for the third quarter ended November 1, 2003.

     On November 20, 2003, the Company filed a Current Report on Form 8-K furnishing information under Item 12 relating to the Company's press release on November 20, 2003, announcing the Company's financial results for the third quarter of fiscal 2003.

     On January 12, 2004, the Company filed a Current Report on Form 8-K furnishing information under Item 12 relating to the Company's press release on January 8, 2004, announcing the Company's sales for the two-month period including November and December 2003.

     On January 14, 2004, the Company filed a Current Report on Form 8-K providing information under Item 5 relating to the Company's press release on January 13, 2004, announcing the appointment of Ellen Levine to the Company's Board of Directors.

     On February 6, 2004, the Company filed a Current Report or Form 8-K furnishing information under Item 12 relating to the Company's press release on February 5, 2004, announcing the Company's sales for the fourth quarter and fiscal year ended January 31, 2004.

     On March 19, 2004, the Company filed a Current Report on Form 8-K furnishing information under Item 12 relating to the Company's press release on March 18, 2004, reporting the Company's financial results for the fourth quarter and fiscal year ended January 31, 2004.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                                   Finlay Enterprises, Inc.

Date: April 9, 2004                                By: /s/ ARTHUR E. REINER
                                                       --------------------
                                                       Arthur E. Reiner
                                                       Chairman of the Board


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:


                     NAME                                              TITLE                              DATE
                     ----                                              -----                              ----
             /s/ ARTHUR E. REINER                    Chairman of the Board, President,                  April 9, 2004
-----------------------------------------------      Chief Executive Officer and Director
                Arthur E. Reiner                     (Principal Executive Officer)


            /s/ BRUCE E. ZURLNICK                    Senior Vice President, Treasurer and               April 9, 2004
-----------------------------------------------      Chief Financial Officer (Principal
               Bruce E. Zurlnick                     Financial and Accounting Officer)


            /s/ DAVID B. CORNSTEIN
-----------------------------------------------      Director                                           April 9, 2004
               David B. Cornstein


              /s/ ROHIT M. DESAI
-----------------------------------------------      Director                                           April 9, 2004
                 Rohit M. Desai


            /s/ MICHAEL GOLDSTEIN
-----------------------------------------------      Director                                           April 9, 2004
               Michael Goldstein

              /s/ JOHN D. KERIN
-----------------------------------------------      Director                                           April 9, 2004
                 John D. Kerin

             /s/ RICHARD E. KROON
-----------------------------------------------      Director                                           April 9, 2004
                Richard E. Kroon

             /s/ ELLEN R. LEVINE
-----------------------------------------------      Director                                           April 9, 2004
                 Ellen R. Levine

            /s/ NORMAN S. MATTHEWS
-----------------------------------------------      Director                                           April 9, 2004
               Norman S. Matthews


            /s/ THOMAS M. MURNANE
-----------------------------------------------      Director                                           April 9, 2004
               Thomas M. Murnane


                            FINLAY ENTERPRISES, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                            PAGE
                                                                                                            ----
FINLAY ENTERPRISES, INC.

Independent Auditors' Report.................................................................................F-2

Consolidated Statements of Operations for the years ended January 31, 2004,
   February 1, 2003 and February 2, 2002.....................................................................F-3

Consolidated Balance Sheets as of January 31, 2004 and February 1, 2003......................................F-4

Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income
   for the years ended January 31, 2004, February 1, 2003 and February 2, 2002...............................F-5

Consolidated Statements of Cash Flows for the years ended January 31, 2004,
   February 1, 2003 and February 2, 2002 ....................................................................F-6

Notes to Consolidated Financial Statements for the years ended January 31, 2004,
   February 1, 2003 and February 2, 2002.....................................................................F-7

Financial Statement Schedule:
   Schedule I - Condensed Financial Information of Registrant ..............................................F-26

FINLAY FINE JEWELRY CORPORATION

Independent Auditors' Report................................................................................F-30

Consolidated Statements of Operations for the years ended January 31, 2004,
   February 1, 2003 and February 2, 2002....................................................................F-31

Consolidated Balance Sheets as of January 31, 2004 and February 1, 2003.....................................F-32

Consolidated Statements of Changes in Stockholder's Equity and Comprehensive Income
   for the years ended January 31, 2004, February 1, 2003 and February 2, 2002..............................F-33

Consolidated Statements of Cash Flows for the years ended January 31, 2004,
   February 1, 2003 and February 2, 2002....................................................................F-34

Notes to Consolidated Financial Statements for the years ended January 31, 2004,
   February 1, 2003 and February 2, 2002....................................................................F-35


                          INDEPENDENT AUDITORS' REPORT



To the Stockholders and Board of Directors of Finlay Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets of Finlay Enterprises, Inc. and subsidiaries as of January 31, 2004 and February 1, 2003, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income and cash flows for each of the three fiscal years in the period ended January 31, 2004. Our audits also included the financial statement schedule of Finlay Enterprises, Inc. and subsidiaries listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Finlay Enterprises, Inc. and subsidiaries as of January 31, 2004 and February 1, 2003, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

As discussed in Note 2 to the consolidated financial statements, in 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142 and changed its method of accounting for cash consideration received from a vendor to conform to Emerging Issues Task Force Issue No. 02-16.


DELOITTE & TOUCHE LLP

New York, New York
April 14, 2004

                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                              YEAR ENDED
                                                                          ----------------------------------------------------
                                                                           JANUARY 31,       FEBRUARY 1,        FEBRUARY 2,
                                                                              2004               2003               2002
                                                                          --------------    ---------------    ---------------

Sales................................................................     $    902,416       $   877,296       $    900,628
Cost of sales........................................................          440,517           424,846            453,246
                                                                          --------------    ---------------    ---------------
    Gross margin.....................................................          461,899           452,450            447,382
Selling, general and administrative expenses.........................          388,349           378,855            374,866
Credit associated with the sale and closure of Sonab.................             -               (1,432)              -
Depreciation and amortization........................................           17,026            16,827             19,348
                                                                          --------------    ---------------    ---------------
    Income from operations...........................................           56,524            58,200             53,168
Interest expense, net................................................           23,506            24,627             26,583
                                                                          --------------    ---------------    ---------------
    Income from continuing operations before income taxes
         and cumulative effect of accounting change..................           33,018            33,573             26,585
Provision for income taxes...........................................           13,071            13,135             11,432
                                                                          --------------    ---------------    ---------------
    Income from continuing operations before cumulative
         effect of accounting change.................................           19,947            20,438             15,153

Discontinued operations, net of tax..................................          (11,537)            3,810              3,382
Cumulative effect of accounting change, net of tax...................             -              (17,209)              -
                                                                          --------------    ---------------    ---------------
    Net income.......................................................     $      8,410       $     7,039       $     18,535
                                                                          ==============    ===============    ===============

Net income per share applicable to common shares:
    Basic net income per share:
        Income from continuing operations before
            cumulative effect of accounting change...................     $       2.21       $      2.17       $       1.49
        Discontinued operations, net of tax..........................            (1.28)             0.41               0.33
        Cumulative effect of accounting change, net of tax...........             -                (1.83)              -
                                                                          --------------    ---------------    ---------------
        Basic net income per share...................................     $       0.93       $      0.75       $       1.82
                                                                          ==============    ===============    ===============
    Diluted net income per share:
        Income from continuing operations before
             cumulative effect of accounting change..................     $       2.15       $      2.11       $       1.47
        Discontinued operations, net of tax..........................            (1.24)             0.40               0.33
        Cumulative effect of accounting change, net of tax...........             -                (1.78)              -
                                                                          --------------    ---------------    ---------------
        Diluted income per share.....................................     $       0.91       $      0.73       $       1.80
                                                                          ==============    ===============    ===============

Weighted average shares and share equivalents outstanding:
        Basic.......................................................         9,012,257         9,416,218         10,180,441
                                                                          ==============    ===============    ===============
        Diluted.....................................................         9,291,759         9,683,052         10,301,030
                                                                          ==============    ===============    ===============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                         JANUARY 31,        FEBRUARY 1,
                                                                                            2004               2003
                                                                                        ------------       ------------
                                       ASSETS
 Current assets:
   Cash and cash equivalents .........................................................  $     91,302       $     69,331
   Accounts receivable - department stores ...........................................        21,602             19,985
   Other receivables .................................................................        38,457             30,880
   Merchandise inventories ...........................................................       272,948            263,544
   Prepaid expenses and other ........................................................         2,616              3,236
   Deferred income taxes .............................................................         6,564              9,858
                                                                                        ------------       ------------
     Total current assets ............................................................       433,489            396,834
                                                                                        ------------       ------------

 Fixed assets:
  Building, equipment, fixtures and leasehold improvements                                   117,631            120,946
  Less - accumulated depreciation and amortization ...................................        51,506             50,575
                                                                                        ------------       ------------
     Fixed assets, net ...............................................................        66,125             70,371
                                                                                        ------------       ------------
 Deferred charges and other assets, net ..............................................        18,120             22,234
 Goodwill ............................................................................        77,288             91,046
                                                                                        ------------       ------------
     Total assets ....................................................................  $    595,022       $    580,485
                                                                                        ============       ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable - trade ...........................................................  $    122,976       $    113,277
  Accrued liabilities:
     Accrued salaries and benefits ...................................................        18,756             17,734
     Accrued miscellaneous taxes .....................................................         7,180              6,842
     Accrued interest ................................................................         5,303              5,421
     Deferred income .................................................................         9,515             10,493
     Other ...........................................................................        15,864             14,814
  Income taxes payable ...............................................................        15,562             19,263
                                                                                        ------------       ------------
     Total current liabilities .......................................................       195,156            187,844
Long-term debt .......................................................................       225,000            225,000
Deferred income taxes ................................................................        21,890             18,400
Other non-current liabilities ........................................................            80                205
                                                                                        ------------       ------------
     Total liabilities ...............................................................       442,126            431,449
                                                                                        ------------       ------------
Stockholders' equity:
  Common Stock, par value $.01 per share; authorized 25,000,000 shares;
     issued 10,832,921 and 10,633,421 shares at January 31, 2004
     and February 1, 2003, respectively ..............................................           108                106
  Additional paid-in capital .........................................................        82,808             79,680
  Retained earnings ..................................................................        92,007             83,597
  Unamortized restricted stock compensation ..........................................        (1,405)              (609)
  Accumulated other comprehensive income .............................................           (85)                55
  Less treasury stock, of 1,815,000 and 1,332,783 shares, respectively, at cost ......       (20,537)           (13,793)
                                                                                        ------------       ------------
     Total stockholders' equity ......................................................       152,896            149,036
                                                                                        ------------       ------------
     Total liabilities and stockholders' equity ......................................  $    595,022       $    580,485
                                                                                        ============       ============

                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

                            FINLAY ENTERPRISES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  ACCUMULATED
                                                                                     OTHER
                                                                                 COMPREHENSIVE
                                            COMMON STOCK                         INCOME (LOSS)/                            COMPRE-
                                          ----------------  ADDITIONAL            UNAMORTIZED                  TOTAL       HENSIVE
                                           NUMBER            PAID-IN   RETAINED RESTRICTED STOCK  TREASURY  STOCKHOLDERS'  INCOME
                                          OF SHARES AMOUNT   CAPITAL   EARNINGS   COMPENSATION      STOCK      EQUITY      (LOSS)
                                          --------- ------   -------   --------   ------------      -----      ------      -------
Balance, February 3, 2001 .............. 10,336,986  $104    $77,332    $58,023     $    --      $ (1,119)    $134,340
   Net income ..........................       --      --       --       18,535          --           --        18,535     $18,535
   Fair value of gold forward
       contracts at February 4, 2001 ...       --      --       --         --            24           --            24          24
   Change in fair value of gold
        forward contracts, net of tax ..       --      --       --         --            72           --            72          72
                                                                                                                           -------
   Comprehensive income                                                                                                    $18,631
                                                                                                                           =======
   Exercise of stock options and
         related tax benefit ...........     16,967    --        178       --            --           --           178
   Issuance of restricted stock and
        amortization of restricted stock
        compensation ...................    100,000     1      1,218       --          (913)          --           306
   Purchase of treasury stock ..........   (507,330)   --       --         --            --        (4,248)      (4,248)
                                         ----------  ----    -------    -------     -------      --------     --------
Balance, February 2, 2002 ..............  9,946,623   105     78,728     76,558        (817)       (5,367)     149,207
   Net income ..........................       --      --       --        7,039          --           --         7,039     $ 7,039
   Change in fair value of gold
         forward contracts, net of tax .       --      --       --         --           (41)          --           (41)        (41)
                                                                                                                           -------
   Comprehensive income                                                                                                    $ 6,998
                                                                                                                           =======
   Exercise of stock options and
         related tax benefit ...........     87,627     1        952       --            --           --           953
   Amortization of restricted
         stock compensation ............       --      --       --         --           304           --           304
   Purchase of treasury stock ..........   (733,612)   --       --         --            --        (8,426)      (8,426)
                                         ----------  ----    -------    -------     -------      --------     --------
Balance, February 1, 2003 ..............  9,300,638   106     79,680     83,597        (554)      (13,793)     149,036
   Net income ..........................       --      --       --        8,410          --           --         8,410     $ 8,410
   Change in fair value of gold
        forward contracts, net of tax ..       --      --       --         --          (140)          --          (140)       (140)
                                                                                                                           -------
   Comprehensive income                                                                                                    $ 8,270
                                                                                                                           =======
   Exercise of stock options and
         related tax benefit ...........    149,500     1      1,722       --            --           --         1,723
   Issuance of restricted stock and
        restricted stock units .........     50,000     1      1,406       --        (1,327)          --            80
   Amortization of restricted stock
        compensation and restricted
        stock units ....................       --      --       --         --           531           --           531
   Purchase of treasury stock ..........   (482,217)   --       --         --            --        (6,744)      (6,744)
                                         ----------  ----    -------    -------     -------      --------     --------
Balance, January 31, 2004 ..............  9,017,921  $108    $82,808    $92,007     $(1,490)     $(20,537)    $152,896
                                         ==========  ====    =======    =======     =======      ========     ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                   YEAR ENDED
                                                                                 --------------------------------------------
                                                                                 JANUARY 31,     FEBRUARY 1,      FEBRUARY 2,
                                                                                     2004           2003             2002
                                                                                 ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ..................................................................  $      8,410    $      7,039    $     18,535
  Adjustments to reconcile net income to net cash provided
     by operating activities:
  Write-down of goodwill included in discontinued operations ..................        13,758            --              --
  Cumulative effect of accounting change, net of tax ..........................          --            17,209            --
  Depreciation and amortization ...............................................        18,716          17,566          20,089
  Amortization of deferred financing costs ....................................         1,033           1,246           1,231
  Amortization of restricted stock compensation and restricted stock units ....           531             304             306
  Credit associated with the sale and closure of Sonab ........................          --            (1,432)             --
  Deferred income tax provision ...............................................         6,784           3,994           1,664
  Other, net ..................................................................            77             258           2,606
  Changes in operating assets and liabilities:
     (Increase) decrease in accounts and other receivables ....................        (7,501)         (7,407)         10,310
     (Increase) decrease in merchandise inventories ...........................        (9,404)         24,348          22,003
     (Increase) decrease in prepaid expenses and other ........................           642            (871)            515
     Increase (decrease) in accounts payable and accrued liabilities ..........         8,137         (17,194)        (37,028)
                                                                                 ------------    ------------    ------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES .............................        41,183          45,060          40,231
                                                                                 ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and leasehold improvements .................       (12,934)        (12,489)        (13,850)
  Deferred charges and other, net .............................................          --            (3,261)         (4,347)
  Proceeds from sale of Sonab assets ..........................................          --              --               765
                                                                                 ------------    ------------    ------------
        NET CASH USED IN INVESTING ACTIVITIES .................................       (12,934)        (15,750)        (17,432)
                                                                                 ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility .....................................       683,750         654,459         726,915
  Principal payments on revolving credit facility .............................      (683,750)       (654,459)       (726,915)
  Capitalized financing costs .................................................          (431)         (1,875)           --
  Bank overdraft ..............................................................          (424)            249          (1,022)
  Purchase of treasury stock ..................................................        (6,744)         (8,426)         (4,248)
  Stock options exercised .....................................................         1,321             704             178
                                                                                 ------------    ------------    ------------
        NET CASH USED IN FINANCING ACTIVITIES .................................        (6,278)         (9,348)         (5,092)
                                                                                 ------------    ------------    ------------
        INCREASE IN CASH AND CASH EQUIVALENTS .................................        21,971          19,962          17,707
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ..................................        69,331          49,369          31,662
                                                                                 ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, END OF YEAR ........................................  $     91,302    $     69,331    $     49,369
                                                                                 ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Interest paid ............................................................  $     22,783    $     23,493    $     25,692
                                                                                 ============    ============    ============
     Income taxes paid ........................................................  $     10,914    $      9,001    $     14,698
                                                                                 ============    ============    ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--ORGANIZATION OF THE COMPANY

     Finlay Enterprises, Inc. (the "Company"), a Delaware corporation, conducts business through its wholly-owned subsidiary, Finlay Fine Jewelry Corporation and its wholly-owned subsidiaries ("Finlay Jewelry"). References to "Finlay" mean collectively, the Company and Finlay Jewelry. Finlay is a retailer of fine jewelry products and operates leased fine jewelry departments in department stores throughout the United States. All references herein to leased departments refer to departments operated pursuant to license agreements or other arrangements with host department stores.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

     CONSOLIDATION: The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Finlay Jewelry. Intercompany accounts and transactions have been eliminated in consolidation.

     USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include merchandise inventories, vendor allowances, finite-lived assets, self-insurance reserves, income taxes and other accruals. Actual results may differ from those estimates.

     FISCAL YEAR: The Company's fiscal year ends on the Saturday closest to January 31. References to 2004, 2003, 2002 and 2001 relate to the fiscal years ended on January 29, 2005, January 31, 2004, February 1, 2003 and February 2, 2002. Each of the fiscal years includes 52 weeks.

     CASH AND CASH EQUIVALENTS: The Company considers cash on hand, deposits in banks and deposits in money market funds as cash and cash equivalents.

     MERCHANDISE INVENTORIES: Consolidated inventories are stated at the lower of cost or market determined by the last-in, first-out ("LIFO") method. Inventory is reduced for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

     The cost to Finlay of gold merchandise sold on consignment, which typically varies with the price of gold, is not fixed until the merchandise is sold. Finlay, at times, enters into forward contracts based upon the anticipated sales of gold product in order to hedge against the risk of gold price fluctuations. Such contracts typically have durations ranging from one to nine months. Changes in the market value of forward contracts are accounted for as an addition to, or reduction from, the inventory cost. For the years ended January 31, 2004, February 1, 2003 and February 2, 2002, the gain/loss on open forward contracts was not material. At both January 31, 2004 and February 1, 2003, the Company had several open positions in gold forward contracts totaling 25,000 fine troy ounces and 4,000 fine troy ounces, respectively, to purchase gold for $10.2 million and $1.4 million, respectively. The fair value of gold under such contracts was $10.0 million and $1.5 million at January 31, 2004 and February 1, 2003, respectively.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     HEDGING: Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, all derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. SFAS No. 133 defines requirements for designation and documentation of hedging relationships, as well as ongoing effectiveness assessments, which must be met in order to qualify for hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value would be recorded in earnings immediately. The Company has designated its existing derivative instruments, consisting of gold forward contracts, as cash flow hedges. For derivative instruments designated as cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income, a separate component of stockholders' equity, and is reclassified into cost of sales when the offsetting effects of the hedged transaction impact earnings. Changes in the fair value of the derivative attributable to hedge ineffectiveness are recorded in earnings immediately. At January 31, 2004, the fair value of the gold forward contracts resulted in the recognition of a liability of $144,000. The amount recorded in accumulated other comprehensive income of $85,000, net of tax, is expected to be reclassified into earnings during 2004.

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

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


     Included in Deferred charges and other assets, net in the accompanying Consolidated Balance Sheets at January 31, 2004 and February 1, 2003, are capitalized software costs of $23,018,000 and $27,526,000, respectively, and accumulated amortization of $9,280,000 and $10,300,000, respectively.

     GOODWILL: On February 3, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". This Statement requires that goodwill no longer be amortized over its estimated useful life but tested for impairment on an annual basis. As of February 2, 2002, management determined that the Company had one reporting unit for purposes of applying SFAS No. 142 based on its reporting structure. The Company made its initial assessment of impairment for the transition period as of February 2, 2002 and again at each subsequent year-end. The Company performs an annual assessment of goodwill impairment at the end of each fiscal year or as impairment indicators arise. Refer to Note 11 for additional information regarding goodwill.

     The following is a reconciliation of reported Net income and Net income per share adjusted to reflect the impact of the discontinuance of goodwill amortization for 2001. The Company's actual 2003 and 2002 Net income and Net income per share are shown for comparative purposes.

                                                                     FISCAL YEAR ENDED
                                                        --------------------------------------------
                                                        JANUARY 31,       FEBRUARY 1,    FEBRUARY 2,
                                                           2004              2003           2002
                                                        ------------     ------------    -----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
NET INCOME:
Reported net income...........................          $    8,410       $    7,039      $   18,535
Add: Goodwill amortization.....................                 -                -            3,753
Less: Tax impact of deductible goodwill........                 -                -             (320)
                                                        ------------     ------------    -----------
                                                        $    8,410       $    7,039      $   21,968
                                                        ============     ============    ===========

BASIC NET INCOME PER SHARE:
Reported net income per share.................          $     0.93       $     0.75      $     1.82
Add: Goodwill amortization, net of tax.........                 -                -             0.34
                                                        ------------     ------------    -----------
Adjusted net income per share..................         $     0.93       $     0.75      $     2.16
                                                        ============     ============    ===========

DILUTED NET INCOME PER SHARE:
Reported net income per share.................          $      0.91      $     0.73       $    1.80
Add: Goodwill amortization, net of tax.........                 -                -             0.33
                                                        ------------     ------------    -----------
Adjusted net income per share..................         $      0.91      $     0.73       $    2.13
                                                        ============     ============    ===========

     NET INCOME PER SHARE: Net income per share has been computed in accordance with SFAS No. 128, "Earnings per Share". Basic and diluted net income per share were calculated using the weighted average number of shares outstanding during each period, with options to purchase common stock, par value $0.01 per share ("Common Stock"), restricted stock and restricted stock units, included in diluted net income per share, using the treasury stock method, to the extent that such options, restricted stock and restricted stock units were dilutive. Due to the antidilutive impact on net income per share, 207,644, 474,634 and 1,159,569 options, restricted stock and restricted stock units were not included in the weighted average shares outstanding for 2003, 2002 and 2001, respectively. The following is an analysis of the differences between basic and diluted net income per share:

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                                     FISCAL YEAR ENDED
                                     ------------------------------------------------------------------------------------
                                          JANUARY 31,                    FEBRUARY 1,                   FEBRUARY 2,
                                              2004                          2003                          2002
                                     ------------------------     --------------------------    -------------------------
                                     NUMBER OF        PER          NUMBER OF         PER         NUMBER OF         PER
                                       SHARES        SHARE           SHARES         SHARE          SHARES         SHARE
                                     -----------    ---------     -------------    ---------    -------------    --------
Weighted average shares
  outstanding....................    9,012,257      $   0.93       9,416,218       $  0.75       10,180,441      $   1.82
Dilutive stock options..........       209,874         (0.02)        166,834         (0.01)          20,589             -
Restricted stock................        66,993             -         100,000         (0.01)         100,000         (0.02)
Restricted stock units..........         2,635             -               -             -                -             -
                                     -----------    ---------     -------------    ---------    -------------    --------
Weighted average shares
 and share equivalents..........     9,291,759      $   0.91       9,683,052       $  0.73       10,301,030      $   1.80
                                     ===========    =========     =============    =========    =============    ========

     DEBT ISSUANCE COSTS: Debt issuance costs are amortized over the term of the related debt agreements using the straight line method, which approximates that of the effective interest method. Net deferred debt issuance costs totaled $3,995,000 at January 31, 2004 and $4,532,000 at February 1, 2003, net of
accumulated amortization of $8,890,000 and $7,923,090, respectively. The debt issuance costs are reflected as a component of Deferred charges and other assets, net in the accompanying Consolidated Balance Sheets. Amortization of debt issuance costs for 2003, 2002 and 2001 totaled $1,033,000, $1,246,000 and
$1,231,000, respectively, and have been recorded as a component of Interest expense, net in the accompanying Consolidated Statements of Operations.

     REVENUE RECOGNITION: The Company recognizes revenue upon the sale of merchandise, either owned or consigned, to its customers, net of anticipated returns. The provision for sales returns is based on the Company's historical return rate.

     COST OF SALES: Cost of sales includes the cost of merchandise sold, repair expense, shipping, shrinkage and inventory losses. Buying and occupancy costs such as lease fees are reflected in Selling, general and administrative expenses ("SG&A") in the accompanying Consolidated Statements of Operations.

     ADVERTISING COSTS: All costs associated with advertising are expensed in the month that the advertising takes place. For 2003, 2002 and 2001, gross advertising expenses were $47,109,000, $46,586,000 and $50,042,000, respectively, and are included in SG&A in the accompanying Consolidated Statements of Operations.

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

     Effective in 2002, the FASB's Emerging Issues Task Force ("EITF") finalized Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor" ("EITF 02-16"). EITF 02-16 addresses the accounting treatment for vendor allowances and provides that cash consideration received from a vendor should be presumed to be a reduction of the prices of the vendors' product and should therefore be shown as a reduction in the purchase price of the merchandise. Further, these allowances should be recognized as a reduction in cost of sales when the related product is sold. To the extent that the cash consideration represents a reimbursement of a specific, incremental and identifiable cost, then those vendor allowances should be used to offset such costs.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     In accordance with EITF 02-16, the Company recorded a cumulative effect of accounting change as of February 3, 2002, the date of adoption, that decreased net income for 2002 by $17.2 million, net of tax of $11.7 million, or $1.78 per share, on a diluted basis. As of January 31, 2004 and February 1, 2003, deferred vendor allowances totaled (i) $17,093,000 and $18,452,000, respectively, for owned merchandise, which allowances are included as an offset to Merchandise inventories on the Company's Consolidated Balance Sheets, and (ii) $9,515,000 and $10,493,000, respectively, for merchandise received on consignment, which allowances are included as Deferred income on the Company's Consolidated Balance Sheets.

     In 2002, this change resulted in the reclassification of vendor allowances of $18.9 million, which had previously been accounted for as a reduction to SG&A, to reduce cost of sales and consequently, increase gross margin.

     During 2001, the Company recorded its vendor allowances as an offset to gross advertising expenses, which is included in SG&A on the Consolidated Statements of Operations. For 2001, the unaudited pro forma impact of the adoption of EITF 02-16, as if it had occurred prior to 2001, was to decrease cost of sales and increase SG&A by $19.3 million. For 2001, reported Net income and Net income per share would not have been materially different had EITF 02-16 been adopted prior to 2001 (unaudited).

     FAIR VALUE OF FINANCIAL INSTRUMENTS: Cash, accounts receivable, short-term borrowings, accounts payable and accrued liabilities are reflected in the Consolidated Financial Statements at fair value due to the short-term maturity of these instruments. Marketable securities are recorded in the Consolidated Financial Statements at current market value, which approximates cost. The fair value of the Company's debt and off-balance sheet financial instruments are disclosed in Note 5 and in Merchandise inventories above.

     STOCK-BASED COMPENSATION: In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" which became effective in 2002. This Statement amends SFAS No. 123 "Accounting for Stock-Based Compensation", to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock options. The Company has elected to continue to recognize stock-based compensation for its stock option plans using the intrinsic value method and has incorporated the additional disclosure requirements of SFAS No. 148. Pro forma net income as well as basic and diluted earnings per share are disclosed in Note
6. Deferred stock-based compensation is amortized using the straight-line method over the vesting period.

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". As permitted by SFAS No. 123, the Company has elected to continue to account for stock options using the intrinsic value method. Accordingly, no compensation expense has been recognized for its stock options. Had the fair value method of accounting been applied to the Company's stock option plans, which requires recognition of compensation cost ratably over the vesting period of the stock options, Net income and Net income per share would be as follows:

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                                       FISCAL YEAR ENDED
                                                           --------------------------------------------
                                                            JANUARY 31,     FEBRUARY 1,     FEBRUARY 2,
                                                               2004            2003            2002
                                                           -------------   -------------   ------------
                                                                           (IN THOUSANDS)
NET INCOME:
Reported net income ....................................   $       8,410   $       7,039   $     18,535
Add: Stock-based employee compensation
     expense included in reported net income,
     net of tax ........................................             466             304            306
     Deduct: Stock-based  compensation determined
     under the fair value method, net of tax ...........            (934)           (995)        (1,022)
                                                           -------------   -------------   ------------
Pro forma net income ...................................   $       7,942   $       6,348   $     17,819
                                                           =============   =============   ============

BASIC NET INCOME PER SHARE:
Reported net income per share ..........................   $        0.93   $        0.75   $       1.82
                                                           =============   =============   ============
Pro forma net income per share .........................   $        0.88   $        0.67   $       1.75
                                                           =============   =============   ============

DILUTED NET INCOME PER SHARE:
Reported net income per share ..........................   $        0.91   $        0.73   $       1.80
                                                           =============   =============   ============
Pro forma net income per share .........................   $        0.85   $        0.66   $       1.73
                                                           =============   =============   ============

     The fair value of options granted in 2003, 2002 and 2001 was estimated using the Black-Scholes option-pricing model based on the weighted average market price at the grant date of $15.63 in 2003, $12.01 in 2002 and $7.48 in 2001 and the following weighted average assumptions: risk free interest rate of 3.59%, 4.73% and 4.62% for 2003, 2002 and 2001, respectively, expected life of seven years for each of 2003, 2002 and 2001 and volatility of 58.46% for 2003, 56.56% for 2002 and 51.13% for 2001. The weighted average fair value of options granted in 2003, 2002 and 2001 was $5.20, $4.33 and $2.57, respectively. Options generally vest in five years and expire in ten years from their dates of grant.

     ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS: SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which became effective for the Company in 2002, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement extends the reporting requirements to include reporting separately as discontinued operations, components of an entity that have either been disposed of or classified as held-for-sale. Refer to Note 11 for additional information regarding discontinued operations.

     ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES: The Company records liabilities for costs associated with exit or disposal activities when the liabilities are incurred.

     SEASONALITY: A significant portion of Finlay's revenues are generated in the fourth quarter due to the seasonality of the retail industry. As such, results for interim periods are not indicative of annual results. Refer to Note 13 for unaudited quarterly financial data.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3--MERCHANDISE INVENTORIES

Merchandise inventories consisted of the following:

                                                                 JANUARY 31,        FEBRUARY 1,
                                                                    2004                2003
                                                               ---------------     -------------
                                                                        (IN THOUSANDS)
Jewelry goods - rings, watches and other fine jewelry
     (first-in, first-out ("FIFO") basis)..................... $       289,546     $     275,339
Less:  Excess of FIFO cost over LIFO inventory value..........          16,598            11,795
                                                               ---------------     -------------
                                                               $       272,948     $     263,544
                                                               ===============     =============

     The LIFO method had the effect of decreasing income before income taxes in 2003, 2002 and 2001 by $4,526,000, $2,209,000 (excluding a cumulative LIFO benefit of $512,000 relating to the adoption of EITF 02-16) and $3,576,000, respectively. These LIFO amounts have been reduced for the portion included in discontinued operations. Finlay determines its LIFO inventory value by utilizing selected producer price indices published for jewelry and watches by the Bureau of Labor Statistics.

     Approximately $364,492,000 and $359,676,000 at January 31, 2004 and
February 1, 2003, respectively, of merchandise received on consignment is not included in Merchandise inventories and Accounts payable-trade in the accompanying Consolidated Balance Sheets.

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

     Finlay Jewelry's Gold Consignment Agreement matures on July 31, 2005, and permits Finlay Jewelry to consign up to the lesser of (i) 165,000 fine troy ounces or (ii) $50.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At January 31, 2004 and February 1, 2003,amounts outstanding under the Gold Consignment Agreement totaled 116,835 and 134,785 fine troy ounces, respectively, valued at approximately $46.7 million and $49.5 million, respectively. In the event this agreement is terminated, Finlay Jewelry will be required to return the gold or purchase the outstanding gold at the prevailing gold rate in effect on that date. For financial statement purposes, the consigned gold is not included in Merchandise inventories on the Company's Consolidated Balance Sheets and, therefore, no related liability has been recorded.

     Under the Gold Consignment Agreement, Finlay Jewelry is required to pay a daily consignment fee on the dollar equivalent of the fine gold value of the ounces of gold consigned thereunder. The daily consignment fee is based on a floating rate which, as of January 31, 2004 and February 1, 2003, was approximately 2.8% per annum. In addition, Finlay is required to pay a fee of 0.5% if the amount of gold consigned has a value equal to or less than $12.0 million. Included in interest expense for the years ended January 31, 2004, February 1, 2003 and February 2, 2002 are consignment fees of $1,140,000, $1,153,000 and $1,228,000, respectively.

     In conjunction with the Gold Consignment Agreement, Finlay Jewelry granted the gold consignor a first priority perfected lien on, and a security interest in, specified gold jewelry of participating vendors approved under the Gold Consignment Agreement and a lien on proceeds and products of such jewelry subject to the terms of an intercreditor agreement between the gold consignor and General Electric Capital Corporation ("G.E. Capital").

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3--MERCHANDISE INVENTORIES (CONTINUED)

     The Gold Consignment Agreement requires Finlay Jewelry to comply with certain covenants, including restrictions on the incurrence of certain indebtedness, the creation of liens, engaging in transactions with affiliates and limitations on the payment of dividends. In addition, the Gold Consignment Agreement also contains various financial covenants, including minimum earnings and fixed charge coverage ratio requirements and certain maximum debt limitations. Finlay Jewelry was in compliance with all of its covenants as of and for the year ended January 31, 2004.

NOTE 4--FIXED ASSETS

     Fixed assets consists of the following:

                                             JANUARY 31,     FEBRUARY 1,
                                                2004            2003
                                            ------------    ------------
                                                   (IN THOUSANDS)
Land and buildings ......................   $      9,727    $      9,727
Fixtures ................................         72,997          76,238
Displays ................................          9,511           9,919
Computers and equipment .................         21,454          21,441
Construction in progress ................          3,942           3,621
                                            ------------    ------------
                                                 117,631         120,946
Less:  accumulated depreciation and
           amortization .................        (51,506)        (50,575)
                                            ------------    ------------
Net fixed assets ........................   $     66,125    $     70,371
                                            ============    ============

NOTE 5--SHORT AND LONG-TERM DEBT

     On January 22, 2003, Finlay Jewelry's revolving credit agreement with G.E. Capital and certain other lenders was amended and restated (the "Revolving Credit Agreement"). The Revolving Credit Agreement, which matures in January 2008, provides Finlay Jewelry with a senior secured revolving line of credit up to $225.0 million (the "Revolving Credit Facility"). The Revolving Credit Facility allows borrowings based on an advance rate of (i) up to 85% of eligible accounts receivable and (ii) up to 60% of eligible owned inventory after taking into account such reserves or offsets as G.E. Capital may deem appropriate (the "Borrowing Base"). Eligibility criteria are established by G.E. Capital, which retains the right to adjust the Borrowing Base in its reasonable judgement by revising standards of eligibility, establishing reserves and/or increasing or decreasing from time to time the advance rates (except that any increase in the borrowing base rate percentage shall require the consent of other lenders). Finlay Jewelry is permitted to use up to $30 million of the Revolving Credit Facility for the issuance of letters of credit issued for the account of Finlay Jewelry. The outstanding revolving credit balance and letter of credit balance under the Revolving Credit Agreement are required to be reduced each year to $50 million or less and $20 million or less, respectively, for a 30 consecutive day period (the "Balance Reduction Requirement"). Funds available under the Revolving Credit Agreement are utilized to finance working capital needs.

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

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5--SHORT AND LONG-TERM DEBT (CONTINUED)

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

     The Revolving Credit Agreement is secured by a first priority perfected security interest in all of Finlay Jewelry's (and any subsidiary's) present and future tangible and intangible assets. The Revolving Credit Agreement contains customary covenants, including limitations on or relating to capital expenditures, liens, indebtedness, investments, mergers, acquisitions, affiliate transactions, management compensation and the payment of dividends and other restricted payments. The Revolving Credit Agreement also contains various financial covenants, including minimum earnings and fixed charge coverage ratio requirements and certain maximum debt limitations. Finlay was in compliance with all of its covenants as of and for the year ended January 31, 2004.

     There were no amounts outstanding at January 31, 2004 or February 1, 2003 under the Revolving Credit Agreement. The maximum amounts outstanding under the Revolving Credit Agreement during 2003, 2002 and 2001 were $93,545,000, $111,356,000 and $125,231,000, respectively. The average amounts outstanding for the same periods were $42,697,000, $61,151,000 and $80,753,000, respectively.
The weighted average interest rates were 3.4%, 3.9% and 5.5% for 2003, 2002 and 2001, respectively.

     At January 31, 2004 and February 1, 2003, Finlay had letters of credit outstanding totaling $8.9 million and $7.3 million, respectively, which guarantee various trade activities. The contract amounts of the letters of credit approximate their fair value.

     Long-term debt consisted of the following:

                                        JANUARY 31,                FEBRUARY 1,
                                            2004                       2003
                                      -----------------         -----------------
                                                    (IN THOUSANDS)
Senior Notes (a)....................  $         150,000         $         150,000
Senior Debentures (b)...............             75,000                    75,000
                                      -----------------         -----------------
                                      $         225,000         $         225,000
                                      =================         =================


-------------------
(a) On April 24, 1998, Finlay Jewelry issued 83/8% Senior Notes due May 1, 2008 (the "Senior Notes") with an aggregate principal amount of $150,000,000. Interest on the Senior Notes is payable semi- annually on May 1 and November 1 of each year, and commenced on November 1, 1998. Beginning on May 1, 2003, the Senior Notes became redeemable, in whole or in part, at the option of Finlay, at specified redemption prices plus accrued and unpaid interest, if any, to the date of the redemption. In the event of a Change of Control (as defined in the indenture relating to the Senior Notes (as amended, the "Senior Note Indenture")), each holder of the Senior Notes will have the right to require Finlay Jewelry to repurchase its Senior Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest thereon to the repurchase date. The Senior Notes rank senior in right of payment to all subordinated indebtedness of Finlay Jewelry and pari passu in right of payment with all unsubordinated indebtedness of Finlay Jewelry. However, because the Revolving Credit Agreement is secured by a pledge of substantially all the assets of Finlay Jewelry, the Senior Notes are effectively subordinated to the borrowings under the Revolving Credit Agreement. The Senior Note Indenture contains restrictions relating to, among other things, the payment of dividends, the making of certain investments or other restricted payments, the incurrence of additional indebtedness, the creation of certain liens, entering into transactions with affiliates, the disposition of certain assets and engaging in mergers and

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5--SHORT AND LONG-TERM DEBT (CONTINUED)

     consolidations. The fair value of the Senior Notes at January 31, 2004, determined based on market quotes, was approximately $154,875,000.

(b) On April 24, 1998, the Company issued 9% Senior Debentures due May 1, 2008 (the "Senior Debentures") with an aggregate principal amount of $75,000,000. Interest on the Senior Debentures is payable semi-annually on May 1 and November 1 of each year, and commenced on November 1, 1998. Beginning on May 1, 2003, the Senior Debentures became redeemable, in whole or in part, at the option of Finlay, at specified redemption prices plus accrued and unpaid interest, if any, to the date of the redemption. In the event of a Change of Control (as defined in the indenture relating to the Senior Debentures (as amended, the "Senior Debenture Indenture" and collectively, with the Senior Note Indenture, the "Senior Indentures")), each holder of the Senior Debentures will have the right to require the Company to repurchase its Senior Debentures at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest thereon to the repurchase date. The Senior Debentures rank pari passu in right of payment with all unsubordinated indebtedness of the Company and senior in right of payment to all subordinated indebtedness of the Company. The Senior Debentures are secured by a first priority lien on and security interest in all of the issued and outstanding stock of Finlay Jewelry. However, the operations of the Company are conducted through Finlay Jewelry and, therefore, the Company is dependent upon the cash flow of Finlay Jewelry to meet its obligations, including its obligations under the Senior Debentures. As a result, the Senior Debentures are effectively subordinated to all indebtedness and all other obligations of Finlay Jewelry. The Senior Debenture Indenture contains restrictions relating to, among other things, the payment of dividends, the making of certain investments or other restricted payments, the incurrence of additional indebtedness, the creation of certain liens, entering into transactions with affiliates, the disposition of certain assets and engaging in mergers and consolidations.

     The fair value of the Senior Debentures, determined based on market quotes, was approximately $76,969,000 at January 31, 2004.

     The aggregate amounts of long-term debt payable in each of the five years in the period ending February 1, 2008 are as follows:

                                                       (IN THOUSANDS)
                                                    ----------------------
         2004....................................   $          -
         2005....................................              -
         2006....................................              -
         2007....................................              -
         2008....................................            225,000
                                                    ----------------------
                                                    $        225,000
                                                    ======================

     Interest expense for 2003, 2002 and 2001 was $23,589,000, $24,719,000 and
$26,691,000 respectively. Interest income for the same periods was $83,000, $92,000 and $108,000, respectively.

      Under the most restrictive covenants of the Revolving Credit Agreement and the Senior Indentures, Finlay was in compliance as of and for the year ended January 31, 2004.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6--STOCKHOLDERS' EQUITY

     The Company's Long Term Incentive Plan (the "1993 Plan") permits the Company to grant to key employees of the Company and its subsidiaries, consultants and certain other persons, and directors of the Company (other than members of the Compensation Committee of the Company's Board of Directors), the following: (i) stock options; (ii) stock appreciation rights in tandem with stock options; (iii) limited stock appreciation rights in tandem with stock options; (iv) restricted or nonrestricted stock awards subject to such terms and conditions as the Compensation Committee shall determine; (v) performance units which are based upon attainment of performance goals during a period of not less than two nor more than five years and which may be settled in cash or in Common Stock at the discretion of the Compensation Committee; or (vi) any combination of the foregoing. Under the 1993 Plan, the Company may grant stock options which are either incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-incentive stock options. As of January 31, 2004, an aggregate of 732,596 shares of the Company's Common Stock has been reserved for issuance pursuant to the 1993 Plan, of which a total of 374,453 shares are subject to options granted to certain senior management, key employees and a director. The exercise prices of such options range from $7.23 per share to $16.50 per share.

      On March 6, 1997, the Board of Directors of the Company adopted the 1997 Long-Term Incentive Plan (the "1997 Plan"), which was approved by the Company's stockholders in June 1997. The 1997 Plan, which is similar to the 1993 Plan, is intended as a successor to the 1993 Plan and provides for the grant of the same types of awards as are currently available under the 1993 Plan. Of the 1,850,000 shares of the Company's Common Stock that have been reserved for issuance pursuant to the 1997 Plan, a total of 1,056,915 shares, as of January 31, 2004, are subject to options granted to certain senior management, key employees and directors and 191,630 shares are subject to purchases and awards of restricted stock and restricted stock units. The exercise prices of such options range from $7.05 per share to $24.31 per share.

     The following summarizes the transactions pursuant to the Company's 1993 Plan and 1997 Plan for 2003, 2002 and 2001:

                                                      2003                       2002                        2001
                                             ----------------------     -----------------------      ------------------------
                                             NUMBER OF    WTD. AVG.     NUMBER OF      WTD. AVG.     NUMBER OF      WTD. AVG.
                                              OPTIONS     EX. PRICE      OPTIONS       EX. PRICE      OPTIONS       EX. PRICE
                                             ---------    ---------     ---------      ---------     ---------      ---------
Outstanding at beginning of year ..........  1,590,335    $   11.46     1,650,035      $   11.26     1,361,036      $   12.10
Granted ...................................     10,000        15.63        35,000          12.01       324,000           7.48
Exercised .................................   (149,500)        8.85       (87,627)          8.04       (14,967)          8.13
Forfeited .................................    (19,467)       15.73        (7,073)         10.78       (20,034)          9.84
                                             ---------    ---------     ---------      ---------     ---------      ---------
Outstanding at end of year ................  1,431,368    $   11.70     1,590,335      $   11.46     1,650,035      $   11.26
                                             =========    =========     =========      =========     =========      =========
Exercisable at end of year ................  1,101,208    $   12.27     1,078,482      $   12.27       973,421      $   12.22

     The following table summarizes information concerning options outstanding and exercisable at January 31, 2004:

                                 OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
     -------------------------------------------------------------------      ----------------------------------
                                            WTD. AVG.
      EXERCISE          NUMBER              REMAINING         WTD. AVG.           NUMBER         AVERAGE EXERCISE
     PRICE RANGE      OUTSTANDING        CONTRACTUAL LIFE     EX. PRICE        EXERCISABLE           PRICE
     -----------      -----------        ----------------     ---------        -----------       ----------------
    $ 7.05-$14.00       1,321,368               4.71           $10.84           1,010,208           $11.63
    $14.59-$19.50          75,000               3.90            15.09              56,000            15.85
    $21.00-$24.31          35,000               4.10            23.24              35,000            23.24
                        ---------               ----           ------           ---------           ------
    $ 7.05-$24.31       1,431,368               4.75           $11.70           1,101,208           $12.27
                        =========               ====           ======           =========           ======

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6--STOCKHOLDERS' EQUITY (CONTINUED)

     On December 1, 2000, the Company announced that its Board of Directors had approved a stock repurchase program to acquire up to $20 million of outstanding Common Stock. The stock repurchase program has been extended from time to time and, on June 19, 2003, the Company's Board of Directors approved the repurchase of an additional $20 million of outstanding Common Stock. The Company may, at the discretion of management, purchase its Common Stock, from time to time, through September 29, 2004. The extent and timing of stock repurchases will depend upon general business and market conditions, stock prices, availability under the Revolving Credit Facility, compliance with certain restrictive covenants and its cash position and requirements going forward. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. As of January 31, 2004, the Company had repurchased a total of 1,815,000 shares for $20.5 million. During 2003, 2002 and 2001, the Company repurchased 482,217, 733,612 and 507,330 shares for $6.7 million, $8.4 million and $4.2 million, respectively.

     On February 4, 2001, an executive officer of the Company was issued 100,000 shares of Common Stock, subject to restrictions ("Restricted Stock"), pursuant to a restricted stock agreement. The Restricted Stock becomes fully vested after four years of continuous employment with the Company and is accounted for as a component of stockholders' equity. Compensation expense of approximately $1.2 million is being amortized over four years and totaled approximately $300,000 in each of 2003, 2002 and 2001.

     On August 14, 2003, an executive officer of the Company was issued an additional 50,000 shares of Restricted Stock, pursuant to a restricted stock agreement. The Restricted Stock vests fifty percent on January 31, 2005, with the remaining fifty percent vesting on June 30, 2007, subject to the provisions of the restricted stock agreement and is accounted for as a component of stockholders' equity. Compensation expense of approximately $774,000 is being amortized over the respective vesting periods. Amortization in 2003 totaled approximately $171,000.

     On October 31, 2003, certain executives of the Company were awarded a total of 31,250 shares of Restricted Stock, pursuant to restricted stock agreements. The Restricted Stock becomes fully vested after four years of continuous employment with the Company and is accounted for as a component of stockholders' equity with respect to unamortized restricted stock compensation. However, such shares are not considered outstanding. Compensation expense of approximately $473,000 is being amortized over four years. Amortization in 2003 totaled approximately $30,000.


NOTE 7--EXECUTIVE AND DIRECTOR DEFERRED COMPENSATION AND STOCK PURCHASE
        PLANS

     On April 16, 2003, the Board of Directors adopted the Executive Deferred Compensation and Stock Purchase Plan and the Director Deferred Compensation and Stock Purchase Plan, which was approved by the Company's stockholders on June 19, 2003 (the "RSU Plans"). Under the RSU Plans, key executives of Finlay and non-employee directors, as directed by the Company's Compensation Committee, are eligible to acquire restricted stock units ("RSUs"). An RSU is a unit of measurement equivalent to one share of common stock, but with none of the attendant rights of a stockholder of a share of Common Stock. Two types of RSUs are awarded under the RSU Plans: (i) participant RSUs, where a plan participant may elect to defer, in the case of an executive employee, a portion of his or her actual or target bonus, and in the case of a non-employee director, his or her retainer fees and Committee chairmanship fees, and receive RSUs in lieu thereof and (ii) matching RSUs, where the Company credits a participant's plan account with one matching RSU for each participant RSU that a participant elects to purchase. While participant RSUs are fully vested at all times, matching RSUs are subject to vesting and forfeiture as set forth in the RSU Plans. At the time of distribution under the RSU Plans, RSUs are converted into actual shares of Common Stock

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8--LEASE AGREEMENTS

of the Company. As of January 31, 2004, 10,380 RSUs have been awarded under the RSU Plans. Amortization in 2003 totaled approximately $30,000.

     Finlay conducts substantially all of its operations as leased departments in department stores. All of these leases, as well as rentals for office space and equipment, are accounted for as operating leases. A substantial number of such operating leases expire on various dates through 2008.

     All of the department store leases provide that, except under limited circumstances, the title to certain fixed assets of Finlay transfers upon termination of the leases, and that Finlay will receive the undepreciated value of such fixed assets from the host store in the event such transfers occur. The values of such fixed assets are recorded at the inception of the lease arrangement and are reflected in the accompanying Consolidated Balance Sheets.

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

     The store leases provide for the payment of fees based on sales, plus, in some instances, installment payments for fixed assets. Only minimum fees, as represented in the table below, are guaranteed by the lease agreements with host department stores. Lease expense, included in Selling, general and administrative expenses, is as follows (in thousands):

                                                     FISCAL YEAR ENDED
                                   ----------------------------------------------
                                   JANUARY 31,       FEBRUARY 1,       FEBRUARY 2,
                                       2004              2003             2002
                                   -----------       -----------       ----------
Minimum fees.....................  $     1,974       $     2,129       $   10,151
Contingent fees..................      147,568           142,931          138,543
                                   -----------       -----------       ----------
      Total......................  $   149,542       $   145,060       $  148,694
                                   ===========       ===========       ==========

     Future minimum payments under noncancellable operating leases having initial or remaining noncancellable lease terms in excess of one year are as follows as of January 31, 2004:


                                                   (IN THOUSANDS)
                                                     -----------
   2004..........................................    $     2,028
   2005..........................................          1,930
   2006 .........................................          1,917
   2007 .........................................          1,917
   2008 .........................................          1,278
                                                     -----------
         Total minimum payments required.........    $     9,070
                                                     ===========


NOTE 9--PROFIT SHARING PLAN

     Finlay maintains a defined contribution profit-sharing plan to provide retirement benefits for all personnel. This plan provides for company matching contributions of $0.25 for each $1.00 of employee contribution, up to 5% of the employee's salary, as limited by the Code, which begin to vest upon the completion of two years of employment and accrues at the rate of 20% per year. Additionally, Finlay contributes 2% of the employees' earnings annually, as limited by the Code, which begin to vest upon the completion of three years of employment and accrues at the rate of 20% per year. Company contributions totaled $2,114,000, $2,011,000 and $1,856,000 for 2003, 2002 and 2001,
respectively.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10--INCOME TAXES

     For income tax reporting purposes, the Company has an October 31 year end. The Company files a consolidated Federal income tax return with its wholly-owned subsidiary, Finlay Jewelry and its wholly owned subsidiaries.

     Deferred income taxes at year end reflect the impact of temporary differences between amounts of assets and liabilities for financial and tax reporting purposes.

Deferred tax assets and liabilities at year end are as follows:


                                                                         JANUARY 31,       FEBRUARY 1,
                                                                            2004               2003
                                                                        ------------      ------------
                                                                                (IN THOUSANDS)
Deferred Tax Assets
   Vendor allowances .................................................  $     10,754      $     11,722
   Uniform inventory capitalization ..................................         3,747             3,790
   Expenses not currently deductible .................................         1,739             3,008
   AMT credit ........................................................          --                 566
                                                                        ------------      ------------
                                                                              16,240            19,086
   Valuation allowance ...............................................           100               100
                                                                        ------------      ------------
      Total current ..................................................        16,140            18,986
                                                                        ------------      ------------
   Deferred financing costs-non-current ..............................           205               253
                                                                        ------------      ------------
      Total non-current ..............................................           205               253
                                                                        ------------      ------------
           Total deferred tax assets .................................        16,345            19,239
                                                                        ------------      ------------
Deferred Tax Liabilities
   LIFO inventory valuation ..........................................         9,576             9,128
                                                                        ------------      ------------
      Total current ..................................................         9,576             9,128
                                                                        ------------      ------------
Depreciation and amortization ........................................        22,095            18,653
                                                                        ------------      ------------
      Total non-current ..............................................        22,095            18,653
                                                                        ------------      ------------
           Total deferred tax liabilities ............................        31,671            27,781
                                                                        ------------      ------------
              Net deferred income tax liabilities ....................  $     15,326      $      8,542
                                                                        ============      ============
      Net current deferred income tax assets .........................  $     (6,564)     $     (9,858)
      Net non-current deferred income tax liabilities ................        21,890            18,400
                                                                        ------------      ------------
              Net deferred income tax liabilities ....................  $     15,326      $      8,542
                                                                        ============      ============

     The components of income tax expense, before the cumulative effect of accounting change, are as follows (in thousands):


                                                                  FISCAL YEAR ENDED
                                            --------------------------------------------------------------
                                              JANUARY 31,            FEBRUARY 1,           FEBRUARY 2,
                                                  2004                   2003                  2002
                                            -----------------      -----------------     -----------------
 Current taxes............................  $      6,287              $   9,141             $     9,768
 Deferred taxes...........................         6,784                  3,994                   1,664
                                            -----------------      -----------------     -----------------
 Provision for income taxes...............  $     13,071              $  13,135             $    11,432
                                            =================      =================     =================

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10--INCOME TAXES (CONTINUED)

      A reconciliation of the income tax provision computed by applying the federal statutory rate to Income from continuing operations before income taxes and cumulative effect of accounting change to the Provision for income taxes on the accompanying Consolidated Statements of Operations is as follows (in thousands):

                                                                            FISCAL YEAR ENDED
                                                      --------------------------------------------------------------
                                                        JANUARY 31,              FEBRUARY 1,         FEBRUARY 2,
                                                            2004                    2003                 2002
                                                      -----------------      -----------------     -----------------
Federal Statutory provision........................      $    11,556            $     11,751          $    9,305
State tax, net of federal benefit..................            1,109                   1,162                 921
Non-deductible amortization........................                -                       -               1,037
Other                                                            406                     222                 169
                                                      -----------------      -----------------     -----------------
Provision for income taxes.........................      $    13,071            $     13,135          $   11,432
                                                      =================      =================     =================


     In 2002, the Company recorded an income tax benefit of $11,713,000 in connection with the cumulative effect of accounting change.

     At October 31, 2003, the Company had Alternative Minimum Tax ("AMT") Credit carryovers of $413,000 which may be used indefinitely to reduce federal income taxes. SFAS No. 109 "Accounting for Income Taxes," requires that the tax benefit of such tax credits be recorded as an asset to the extent that management assesses the utilization to be "more likely than not". As the accompanying Consolidated Financial Statements include profits earned after the tax year end at October 31 (the profit of the year-end holiday season), for financial reporting purposes only, the AMT carryforward has been absorbed in full and no AMT carryforward exists as of January 31, 2004. Management determined at January 31, 2004 that, based upon the Company's history of operating results and its expectations for the future, no additional valuation allowance is warranted.

NOTE 11--DISCONTINUED OPERATIONS

     On August 26, 2003, the Company announced that Federated would not renew Finlay's lease in the Burdines department store division due to the planned consolidation of the Burdines and Macy's fine jewelry departments in 2004. The termination of the lease, which expired January 31, 2004, resulted in the closure of 46 Finlay departments in the Burdines department store division. In 2003, Finlay generated approximately $55.0 million in sales from the Burdines departments. The results of operations of the Burdines department store division have been segregated from those of continuing operations, net of tax, and classified as discontinued operations for all periods presented.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11--DISCONTINUED OPERATIONS (CONTINUED)

     A summary of statements of operations information relating to the discontinued operations is as follows (in thousands):


                                                                               FISCAL YEAR ENDED
                                                     -----------------------------------------------------------------------
                                                         JANUARY 31,               FEBRUARY 1,              FEBRUARY 2,
                                                            2004                      2003                     2002
                                                     --------------------      --------------------     --------------------
Sales............................................... $     55,006              $          53,413        $          52,161
Income before income taxes (1) (2)..................        3,676                          6,255                    5,685
Discontinued operations, net of tax (3).............      (11,537)                         3,810                    3,382

-------------------
(1) Includes an allocation of $196,000, $249,000 and $354,000 of interest expense related to the Revolving Credit Agreement for 2003, 2002 and 2001, respectively.

(2) The results of operations of the Burdines departments excludes allocations of general and administrative expenses and interest expense related to the Senior Notes and the Senior Debentures.

(3) The loss from discontinued operations includes a write-down of goodwill of $13.8 million during the year ended January 31, 2004, as a result of the department closings.

     The assets of the Burdines departments are as follows:

                                                       JANUARY 31,               FEBRUARY 1,
                                                          2004                      2003
                                                   --------------------      --------------------
                                                                  (IN THOUSANDS)
     Cash and cash equivalents.................         $       9                $      10
     Accounts receivable-department                         1,999                    1,676
     stores....................
     Merchandise inventories...................             9,432                   15,701
                                                   --------------------      --------------------
     Total current assets......................            11,440                   17,387

     Fixed assets, net.........................                 -                    3,272
                                                   --------------------      --------------------
           Total assets........................         $  11,440                $  20,659
                                                   ====================      ====================

NOTE 12--COMMITMENTS AND CONTINGENCIES

     The Company, from time to time, is involved in litigation concerning its business affairs. Management believes that the resolution of all pending litigation will not have a material adverse effect on the consolidated financial statements.

     The Company has an employment agreement with one senior executive which provides for a minimum salary level as well as incentive compensation based on meeting specific financial goals. Such agreement has a remaining term of one year and has a remaining aggregate minimum value of $1.0 million as of January 31, 2004.

     The Revolving Credit Agreement, the Gold Consignment Agreement and the Senior Note Indenture currently restrict annual distributions from Finlay Jewelry to the Company to 0.25% of Finlay Jewelry's net sales for the preceding fiscal year and also allow distributions to the Company to enable it to make interest payments on the Senior Debentures. Other dividends and distributions, including those required to

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12--COMMITMENTS AND CONTINGENCIES (CONTINUED)


fund stock or bond repurchases, are subject to Finlay's satisfaction of certain restrictive covenants.

     The Company's concentration of credit risk consists principally of accounts receivable. Over the past three years, approximately 69% of Finlay's sales were from operations in the May Department Stores Company ("May") and departments operated in store groups owned by Federated Department Stores ("Federated"), of which approximately 51% and 18% represented Finlay's sales in May and Federated, respectively. The Company believes that the risk associated with these receivables, other than those from department store groups indicated above, would not have a material adverse effect on the Company's financial position or results of operations.

     The Company has not provided any third-party financial guarantees as of January 31, 2004 and February 1, 2003 and for the three fiscal years in the period ended January 31, 2004.

NOTE 13--QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table summarizes the quarterly financial data for 2003 and 2002 (dollars in thousands, except per share data). The 2003 and 2002 quarterly financial data has been revised to reflect the Burdines department store division as a discontinued operation.


                                                           FISCAL YEAR ENDED JANUARY 31, 2004
                                                    ------------------------------------------------
                                                      FIRST       SECOND        THIRD       FOURTH
                                                     QUARTER      QUARTER      QUARTER      QUARTER
                                                    ---------    ---------    ---------    ---------
As Revised:
Sales ............................................  $ 175,427    $ 182,229    $ 165,784    $ 378,976
Gross margin .....................................     90,766       92,796       84,717      193,620
Selling, general and administrative
   expenses ......................................     84,184       84,346       80,594      139,225
Income (loss) from operations ....................      2,394        4,273         (230)      50,087
Income (loss) from continuing operations .........     (2,064)      (1,012)      (3,753)      26,776
Discontinued operations, net of tax (a) ..........        611          450         (123)     (12,475)
Net income (loss) ................................     (1,453)        (562)      (3,876)      14,301

Basic net income (loss) per share (c):
Income (loss) per share from continuing
    operations ...................................  $   (0.23)   $   (0.11)   $   (0.42)   $    3.01
Discontinued operations (a) ......................       0.07         0.05        (0.01)       (1.40)
                                                    ---------    ---------    ---------    ---------
Basic net income (loss) per share ................  $   (0.16)   $   (0.06)   $   (0.43)   $    1.61
                                                    =========    =========    =========    =========

Diluted net income (loss) per share (c):
Income (loss) per share from continuing
    operations ...................................  $   (0.23)   $   (0.11)   $   (0.42)   $    2.90
Discontinued operations (a)                              0.07         0.05        (0.01)       (1.35)
                                                    ---------    ---------    ---------    ---------
Diluted net income (loss) per share ..............  $   (0.16)   $   (0.06)   $   (0.43)   $    1.55
                                                    =========    =========    =========    =========

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13--QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

                                                                  FISCAL YEAR ENDED FEBRUARY 1, 2003
                                                     --------------------------------------------------------
                                                        FIRST          SECOND         THIRD         FOURTH
                                                       QUARTER        QUARTER        QUARTER      QUARTER (d)
                                                     -----------    -----------    -----------    -----------
As Revised:
Sales .............................................  $   176,354    $   176,284    $   159,515    $   365,143
Gross margin ......................................       92,333         90,332         83,187        186,598
Selling, general and administrative
   expenses .......................................       83,742         82,289         79,080        133,744
Income (loss) from operations .....................        4,427          3,793            (97)        50,077
Income (loss) from continuing operations
    before cumulative effect of
    accounting change .............................         (794)        (1,329)        (3,673)        26,234
Discontinued operations, net of tax (a) ...........          761            585            332          2,132
Cumulative effect of accounting change,
   net of tax (b) .................................      (17,209)          --             --             --
Net income (loss) .................................      (17,242)          (744)        (3,341)        28,366

Basic net income (loss) per share (c):
Income (loss) per share from continuing
   operations before cumulative effect
   of accounting change ...........................  $     (0.08)   $     (0.14)   $     (0.39)   $      2.84
Discontinued operations (a) .......................         0.08           0.06           0.03           0.23
Cumulative effect of accounting change (b) ........        (1.78)          --             --             --
                                                     -----------    -----------    -----------    -----------
Basic net income (loss) per share .................  $     (1.78)   $     (0.08)   $     (0.36)   $      3.07
                                                     ===========    ===========    ===========    ===========

Diluted net income (loss) per share (c):
Income (loss) per share from continuing
    operations before cumulative effect
    of accounting change ..........................  $     (0.08)   $     (0.14)   $     (0.39)   $      2.78
Discontinued operations (a) .......................         0.08           0.06           0.03           0.22
Cumulative effect of accounting change (b) ........        (1.78)          --             --             --
                                                     -----------    -----------    -----------    -----------
Diluted net income (loss) per share ...............  $     (1.78)   $     (0.08)   $     (0.36)   $      3.00
                                                     ===========    ===========    ===========    ===========

------------------

(a) Discontinued operations includes the after-tax operations of the Burdines departments and the write-down of goodwill of $13.8 million in the fourth quarter of 2003.

(b) In accordance with EITF 02-16, the Company recorded a cumulative effect of accounting change as of February 3, 2002, the date of adoption, that decreased net income by $17.2 million, net of tax of $11.7 million, or $1.78 per share.

(c) Net income (loss) per share for each quarter is computed as if each quarter were a discrete period. As such, the total of the four quarters net income
     (loss) per share does not necessarily equal the net income (loss) per share for the year.

(d) Net income and net income per share in the fourth quarter includes a credit for the Company's revision of its original estimate for closure expenses associated with the sale and closure of Sonab in the amount of $852,000, net of tax. Refer to Note 15.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14--STORE GROUP AND DEPARTMENT CLOSINGS

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

     On July 30, 2003, May announced its intention to divest 32 Lord & Taylor stores, as well as two other stores in its Famous-Barr division resulting in the closure of eight departments in 2003 and six departments during the first quarter of 2004. In 2003, Finlay generated approximately $20.0 million in sales from these 34 departments. At this time, May has not announced a specific timeline for the closure of the remaining stores. During 2003, Finlay recorded charges of $0.5 million for closing costs associated with the accelerated depreciation of fixed assets and severance.

NOTE 15--SALE AND CLOSURE OF SONAB

     In January 2000, Societe Nouvelle d' Achat de Bijouterie - S.O.N.A.B. ("Sonab"), the Company's European leased jewelry department subsidiary, sold the majority of its assets for approximately $9.9 million. After the sale, the buyer operated more than 80 locations previously included in Sonab's 130-location base in France. The remaining departments were closed.

     As of January 31, 2004, the Company's exit plan has been completed with the exception of certain employee litigation and other legal matters. During the fourth quarter of 2002, the Company revised its original estimate of closure expenses to reflect its remaining liability and, as a result, reduced its accrual by $1.4 million. To date, the Company has charged a total of $26.4 million against its revised estimate of $27.2 million. The Company does not believe future operating results will be materially impacted by any remaining payments or litigation and legal matters mentioned above.

                                   SCHEDULE I

                         CONDENSED FINANCIAL INFORMATION
                                  OF REGISTRANT

                    FINLAY ENTERPRISES, INC. - PARENT COMPANY
                             STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)


                                                                 YEARS ENDED
                                                     -----------------------------------------
                                                     JANUARY 31,    FEBRUARY 1,    FEBRUARY 2,
                                                         2004          2003           2002
                                                     -----------    -----------    -----------
REVENUE ..........................................   $      --      $      --      $      --
                                                     -----------    -----------    -----------
EXPENSES:
Selling, general and administrative expenses .....           848            761            781
Interest expense, net ............................         6,950          6,949          6,948
                                                     -----------    -----------    -----------
   Total expenses ................................         7,798          7,710          7,729
Equity in income of subsidiaries .................        13,244         11,819         23,327
                                                     -----------    -----------    -----------
   Income before income taxes ....................         5,446          4,109         15,598
Benefit for income taxes .........................        (2,964)        (2,930)        (2,937)
                                                     -----------    -----------    -----------
    Net income ...................................   $     8,410    $     7,039    $    18,535
                                                     ===========    ===========    ===========

                         CONDENSED FINANCIAL INFORMATION
                                  OF REGISTRANT

                    FINLAY ENTERPRISES, INC. - PARENT COMPANY
                                 BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                         JANUARY 31,    FEBRUARY 1,
                                                                                           2004            2003
                                                                                        ------------    ------------
                                             ASSETS
Current assets:
     Cash and cash equivalents ......................................................   $      1,821    $        846
     Prepaid expenses and other .....................................................             20            --
     Due from affiliate .............................................................          8,359           5,467
                                                                                        ------------    ------------
       Total current assets .........................................................         10,200           6,313

Investment in subsidiary ............................................................        185,185         187,761
Deferred charges and other assets, net ..............................................            959           1,190
Income tax receivable, due from affiliate ...........................................         33,758          30,772
                                                                                        ------------    ------------
       Total assets .................................................................   $    230,102    $    226,036
                                                                                        ============    ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accrued liabilities ...............................................................   $      2,121    $      2,055
Long-term debt ......................................................................         75,000          75,000
                                                                                        ------------    ------------
        Total liabilities ...........................................................         77,121          77,055
                                                                                        ------------    ------------

Stockholders' equity:
  Common stock, par value $.01 per share .............................................           108             106
  Additional paid-in-capital .........................................................        82,808          79,680
  Retained earnings ..................................................................        92,007          83,597
  Unamortized restricted stock compensation ..........................................        (1,405)           (609)
  Less treasury stock ................................................................       (20,537)        (13,793)
                                                                                        ------------    ------------
        Total stockholders' equity ..................................................        152,981         148,981
                                                                                        ------------    ------------
        Total liabilities and stockholders' equity ..................................   $    230,102    $    226,036
                                                                                        ============    ============

                         CONDENSED FINANCIAL INFORMATION
                                  OF REGISTRANT

                    FINLAY ENTERPRISES, INC. - PARENT COMPANY
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                  YEARS ENDED
                                                                    --------------------------------------
                                                                    JANUARY 31,   FEBRUARY 1,   FEBRUARY 2,
                                                                      2004           2003           2002
                                                                    ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income ..................................................    $    8,410    $    7,039    $   18,535
   Adjustments to reconcile net income to net cash provided
      by operating activities:
   Amortization of deferred financing costs ....................           207           206           206
   Equity in income of subsidiaries ............................       (13,244)      (11,819)      (23,327)
   Receipt of dividends from affiliate .........................        13,494        15,652         7,231
   Changes in operating assets and liabilities:
      (Increase) decrease in current assets ....................           (20)           14           (14)
      Increase (decrease) in accrued liabilities ...............           491           236           (45)
      Increase (decrease) in due to parent .....................        (2,940)       (2,907)        1,218
                                                                    ----------    ----------    ----------
           NET CASH PROVIDED BY OPERATING ACTIVITIES ...........         6,398         8,421         3,804
                                                                    ----------    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Purchase of treasury stock ..................................        (6,744)       (8,426)       (4,248)
   Stock options exercised .....................................         1,321           704           178
                                                                    ----------    ----------    ----------
           NET CASH USED IN FINANCING ACTIVITIES ...............        (5,423)       (7,722)       (4,070)
                                                                    ----------    ----------    ----------
           INCREASE IN CASH AND CASH EQUIVALENTS ...............           975           699          (266)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ...................           846           147           413
                                                                    ----------    ----------    ----------
CASH AND CASH EQUIVALENTS, END OF YEAR .........................    $    1,821    $      846    $      147
                                                                    ==========    ==========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Interest paid .............................................    $    6,741    $    6,742    $    6,742
                                                                    ==========    ==========    ==========
     Income taxes paid .........................................    $       53    $       37    $       55
                                                                    ==========    ==========    ==========

                          NOTES TO CONDENSED FINANCIAL
                            INFORMATION OF REGISTRANT

                    FINLAY ENTERPRISES, INC. - PARENT COMPANY



ACCOUNTING POLICIES:

     Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements of Finlay Enterprises, Inc. (the "Company") in its 2003 Annual Report on Form 10-K.

     The investments in the Company's subsidiaries are carried on the equity basis, which represents amounts invested less dividends received plus or minus the Company's equity in the subsidiaries' income or loss to date. Significant intercompany balances and activities have not been eliminated in this unconsolidated financial information.

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
    of Finlay Fine Jewelry Corporation:

We have audited the accompanying consolidated balance sheets of Finlay Fine Jewelry Corporation and subsidiaries as of January 31, 2004 and February 1, 2003, and the related consolidated statements of operations, changes in stockholder's equity and comprehensive income and cash flows for each of the three fiscal years in the period ended January 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Finlay Fine Jewelry Corporation and subsidiaries as of January 31, 2004 and February 1, 2003, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, in 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142 and changed its method of accounting for cash consideration received from a vendor to conform to Emerging Issues Task Force Issue No. 02-16.



DELOITTE & TOUCHE LLP

New York, New York
April 14, 2004

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                                                      YEAR ENDED
                                                                  ------------------------------------------------
                                                                   JANUARY 31,        FEBRUARY 1,        FEBRUARY 2,
                                                                      2004               2003               2002
                                                                   ---------          ---------          ---------
Sales .........................................................    $ 902,416          $ 877,296          $ 900,628
Cost of sales .................................................      440,517            424,846            453,246
                                                                   ---------          ---------          ---------
    Gross margin ..............................................      461,899            452,450            447,382
Selling, general and administrative expenses ..................      387,501            378,095            374,085
Credit associated with the sale and closure of Sonab ..........          -               (1,432)               -
Depreciation and amortization .................................       17,026             16,827             19,348
                                                                   ---------          ---------          ---------
    Income from operations ....................................       57,372             58,960             53,949
Interest expense, net .........................................       16,556             17,678             19,635
                                                                   ---------          ---------          ---------
    Income from continuing operations before income taxes
        and cumulative effect of accounting change ............       40,816             41,282             34,314
Provision for income taxes ....................................       16,035             16,064             14,369
                                                                   ---------          ---------          ---------
    Income from continuing operations before cumulative
        effect of accounting change ...........................       24,781             25,218             19,945
Discontinued operations, net of tax ...........................      (11,537)             3,810              3,382
Cumulative effect of accounting change, net of tax                       -              (17,209)               -
                                                                   ---------          ---------          ---------
     Net income ...............................................    $  13,244          $  11,819          $  23,327
                                                                   =========          =========          =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                     JANUARY 31,        FEBRUARY 1,
                                                                        2004               2003
                                                                     -----------        -----------
                                      ASSETS
Current assets:
  Cash and cash equivalents .....................................    $  89,481          $  68,485
  Accounts receivable - department stores .......................       21,602             19,985
  Other receivables .............................................       38,457             30,879
  Merchandise inventories .......................................      272,948            263,544
  Prepaid expenses and other ....................................        2,596              3,237
  Deferred income taxes .........................................        6,564              9,858
                                                                     ---------          ---------
     Total current assets .......................................      431,648            395,988
                                                                     ---------          ---------
Fixed assets:
  Building, equipment, fixtures and leasehold improvements ......      117,631            120,946
  Less - accumulated depreciation and amortization ..............       51,506             50,575
                                                                     ---------          ---------
     Fixed assets, net ..........................................       66,125             70,371
                                                                     ---------          ---------
Deferred charges and other assets, net ..........................       17,263             21,170
Goodwill ........................................................       77,288             91,046
                                                                     ---------          ---------
     Total assets ...............................................    $ 592,324          $ 578,575
                                                                     =========          =========

                       LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable - trade ......................................    $ 122,976          $ 113,275
  Accrued liabilities:
     Accrued salaries and benefits ..............................       18,756             17,734
     Accrued miscellaneous taxes ................................        7,179              6,841
     Accrued interest ...........................................        3,615              3,733
     Deferred income ............................................        9,515             10,493
     Other ......................................................       15,432             14,450
  Income taxes payable ..........................................       49,320             50,035
  Due to parent .................................................        8,359              5,467
                                                                     ---------          ---------
     Total current liabilities ..................................      235,152            222,028
Long-term debt ..................................................      150,000            150,000
Deferred income taxes ...........................................       21,992             18,527
Other non-current liabilities ...................................           80                204
                                                                     ---------          ---------
     Total liabilities ..........................................      407,224            390,759
                                                                     ---------          ---------
Stockholder's equity:
  Common Stock, par value $.01 per share; authorized 5,000 shares;
     issued and outstanding 1,000 shares ........................          -                  -
  Additional paid-in capital ....................................       82,975             82,975
  Retained earnings .............................................      102,210            104,786
  Accumulated other comprehensive income ........................          (85)                55
                                                                     ---------          ---------
     Total stockholder's equity .................................      185,100            187,816
                                                                     ---------          ---------
     Total liabilities and stockholder's equity .................    $ 592,324          $ 578,575
                                                                     =========          =========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                         FINLAY FINE JEWELRY CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                            AND COMPREHENSIVE INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                           COMMON STOCK                                  ACCUMULATED
                                        -------------------   ADDITIONAL                    OTHER           TOTAL
                                        NUMBER                 PAID- IN     RETAINED    COMPREHENSIVE   STOCKHOLDER'S  COMPREHENSIVE
                                      OF SHARES    AMOUNT       CAPITAL     EARNINGS    INCOME (LOSS)      EQUITY      INCOME (LOSS)
                                      ---------    ------       -------     --------    -------------      ------      -------------

Balance, February 3, 2001 ...........     1,000   $     -     $  82,975     $  96,448    $       -        $ 179,423
  Net income ........................       -           -           -          23,327            -           23,327      $  23,327
  Fair value of gold forward
      contracts at February 4, 2001 .       -           -           -             -               24             24             24
  Change in fair value of gold
      forward contracts, net of tax .       -           -           -             -               72             72             72
                                                                                                                         ---------
  Comprehensive income                                                                                                   $  23,423
                                                                                                                         =========
  Dividends on common stock .........       -           -           -          (9,250)           -           (9,250)
                                          -----    --------   ---------     ---------    -----------    -----------
Balance, February 2, 2002 ...........     1,000                  82,975       110,525             96        193,596
  Net income ........................       -           -           -          11,819            -           11,819      $  11,819
  Change in fair value of gold
     forward contracts, net of tax ..       -           -           -             -              (41)           (41)           (41)
                                                                                                                         ---------
  Comprehensive income                                                                                                   $  11,778
                                                                                                                         =========
  Dividends on common stock .........       -           -           -         (17,558)           -          (17,558)
                                          -----    --------   ---------     ---------    -----------    -----------
Balance, February 1, 2003 ...........     1,000         -        82,975       104,786             55        187,816
  Net income ........................       -           -           -          13,244            -           13,244      $  13,244
  Change in fair value of gold
     forward contracts, net of tax ..       -           -           -             -             (140)          (140)          (140)
                                                                                                                         ---------
  Comprehensive income                                                                                                   $  13,104
                                                                                                                         =========
  Dividends on common stock .........       -           -           -         (15,820)           -          (15,820)
                                          -----    --------   ---------     ---------    -----------    -----------
Balance, January  31, 2004 ..........     1,000   $     -     $  82,975     $ 102,210    $       (85)   $   185,100
                                          =====    ========   =========     =========    ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        YEAR ENDED
                                                                      ---------------------------------------------
                                                                      JANUARY 31,       FEBRUARY 1,      FEBRUARY 2,
                                                                         2004              2003             2002
                                                                      -----------       -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ......................................................... $  13,244        $  11,819        $  23,327
  Adjustments to reconcile net income to net cash provided
     by operating activities:
  Write-down of goodwill included in discontinued operations .........    13,758              -                -
  Cumulative effect of accounting change, net of tax .................       -             17,209              -
  Depreciation and amortization ......................................    18,716           17,566           20,089
  Amortization of deferred financing costs ...........................       828            1,040            1,025
  Amortization of restricted stock compensation ......................       531              304              306
  Credit associated with the sale and closure of Sonab ...............       -             (1,432)             -
  Deferred income tax provision ......................................     6,759            3,982            1,633
  Other, net .........................................................        (7)             255            2,606
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts and other receivables ............    (7,501)          (7,406)          10,310
    (Increase) decrease in merchandise inventories ...................    (9,404)          24,348           22,003
    (Increase) decrease in prepaid expenses and other ................       664             (886)             530
     Increase (decrease) in accounts payable and accrued liabilities .    10,656          (14,471)         (33,982)
     Increase (decrease) in due to parent ............................        35              (37)          (4,189)
                                                                       ---------        ---------        ---------
        NET CASH PROVIDED BY OPERATING ACTIVITIES ....................    48,279           52,291           43,658
                                                                       ---------        ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and leasehold improvements ........   (12,934)         (12,489)         (13,850)
  Deferred charges and other, net ....................................       -             (3,261)          (4,347)
  Proceeds from sale of Sonab assets .................................       -                -                765
                                                                       ---------        ---------        ---------
        NET CASH USED IN INVESTING ACTIVITIES ........................   (12,934)         (15,750)         (17,432)
                                                                       ---------        ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility ............................   683,750          654,459          726,915
  Principal payments on revolving credit facility ....................  (683,750)        (654,459)        (726,915)
  Capitalized financing costs ........................................      (431)          (1,875)             -
  Bank overdraft .....................................................      (424)             249           (1,022)
  Payment of dividends ...............................................   (13,494)         (15,652)          (7,231)
                                                                       ---------        ---------        ---------
         NET CASH USED IN FINANCING ACTIVITIES .......................   (14,349)         (17,278)          (8,253)
                                                                       ---------        ---------        ---------
         INCREASE IN CASH AND CASH EQUIVALENTS .......................    20,996           19,263           17,973
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR .........................    68,485           49,222           31,249
                                                                       ---------        ---------        ---------
CASH AND CASH EQUIVALENTS, END OF YEAR ............................... $  89,481        $  68,485        $  49,222
                                                                       =========        =========        =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid ...................................................... $  16,042        $  16,751        $  18,950
                                                                       =========        =========        =========
  Income taxes paid .................................................. $  10,861        $   8,964        $  14,643
                                                                       =========        =========        =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--ORGANIZATION OF THE COMPANY

     Finlay Fine Jewelry Corporation, a Delaware corporation (together with its wholly-owned subsidiaries ("Finlay Jewelry"), is a wholly-owned subsidiary of Finlay Enterprises, Inc. (the "Holding Company"). References to "Finlay" mean collectively, the Holding Company and Finlay Jewelry. Finlay is a retailer of fine jewelry products and operates leased fine jewelry departments in department stores throughout the United States. All references herein to leased departments refer to departments operated pursuant to license agreements or other arrangements with host department stores.


NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

     CONSOLIDATION: The accompanying consolidated financial statements include the accounts of Finlay Jewelry and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

     USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include merchandise inventories, vendor allowances, finite-lived assets, self-insurance reserves, income taxes and other accruals. Actual results may differ from those estimates.

     FISCAL YEAR: Finlay Jewelry's fiscal year ends on the Saturday closest to January 31. References to 2004, 2003, 2002 and 2001 relate to the fiscal years ended on January 29, 2005, January 31, 2004, February 1, 2003 and February 2, 2002. Each of the fiscal years includes 52 weeks.

     CASH AND CASH EQUIVALENTS: Finlay Jewelry considers cash on hand, deposits in banks and deposits in money market funds as cash and cash equivalents.

     MERCHANDISE INVENTORIES: Consolidated inventories are stated at the lower of cost or market determined by the last-in, first-out ("LIFO") method. Inventory is reduced for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

     The cost to Finlay of gold merchandise sold on consignment, which typically varies with the price of gold, is not fixed until the merchandise is sold. Finlay, at times, enters into forward contracts based upon the anticipated sales of gold product in order to hedge against the risk of gold price fluctuations. Such contracts typically have durations ranging from one to nine months. Changes in the market value of forward contracts are accounted for as an addition to, or reduction from, the inventory cost. For the years ended January 31, 2004, February 1, 2003 and February 2, 2002, the gain/loss on open forward contracts was not material. At both January 31, 2004 and February 1, 2003, Finlay Jewelry had several open positions in gold forward contracts totaling 25,000 fine troy ounces and 4,000 fine troy ounces, respectively, to purchase gold for $10.2 million and $1.4 million, respectively. The fair value of gold under such contracts was $10.0 million and $1.5 million at January 31, 2004 and February 1, 2003, respectively.

     HEDGING: Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, all derivatives, whether designated

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

in hedging relationships or not, are required to be recorded on the balance sheet at fair value. SFAS No. 133 defines requirements for designation and documentation of hedging relationships, as well as ongoing effectiveness assessments, which must be met in order to qualify for hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value would be recorded in earnings immediately. Finlay Jewelry has designated its existing derivative instruments, consisting of gold forward contracts, as cash flow hedges. For derivative instruments designated as cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income, a separate component of stockholder's equity, and is reclassified into cost of sales when the offsetting effects of the hedged transaction impact earnings. Changes in the fair value of the derivative attributable to hedge ineffectiveness are recorded in earnings immediately. At January 31, 2004, the fair value of the gold forward contracts resulted in the recognition of a liability of $144,000. The amount recorded in accumulated other comprehensive income of $85,000, net of tax, is expected to be reclassified into earnings during 2004.

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

     Finlay Jewelry has documented all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking various hedge transactions. Finlay Jewelry also assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. Finlay Jewelry believes that the designated hedges will be highly effective.

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

     Included in Deferred charges and other assets, net in the accompanying Consolidated Balance Sheets at January 31, 2004 and February 1, 2003, are capitalized software costs of $23,018,000 and $27,526,000, respectively, and accumulated amortization of $9,280,000 and $10,300,000, respectively.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     GOODWILL: On February 3, 2002, Finlay Jewelry adopted SFAS No. 142, "Goodwill and Other Intangible Assets". This Statement requires that goodwill no longer be amortized over its estimated useful life but tested for impairment on an annual basis. As of February 2, 2002, management determined that Finlay Jewelry had one reporting unit for purposes of applying SFAS No. 142 based on its reporting structure. Finlay Jewelry made its initial assessment of impairment for the transition period as of February 2, 2002 and again at each subsequent year-end. Finlay Jewelry performs an annual assessment of goodwill impairment at the end of each fiscal year or as impairment indicators arise. Refer to Note 11 for additional information regarding goodwill.

     The following is a reconciliation of reported Net income adjusted to reflect the impact of the discontinuance of goodwill amortization for 2001. Finlay Jewelry's actual 2003 and 2002 Net income are shown for comparative purposes.

                                                                            FISCAL YEAR ENDED
                                                             ----------------------------------------------
                                                              JANUARY 31,      FEBRUARY 1,      FEBRUARY 2,
                                                                 2004             2003             2002
                                                             ------------     ------------     ------------
     Reported net income................................      $ 13,244         $ 11,819         $ 23,327
     Add: Goodwill amortization ........................        -                 -                3,753
     Less: Tax impact of deductible goodwill............        -                 -                (320)
                                                             ------------     ------------     ------------
     Adjusted net income...............................       $ 13,244         $ 11,819         $ 26,760
                                                             ============     ============     ============

     DEBT ISSUANCE COSTS: Debt issuance costs are amortized over the term of the related debt agreements using the straight line method, which approximates that of the effective interest method. Net deferred debt issuance costs totaled $3,122,000 at January 31, 2004 and $3,453,000 at February 1, 2003, net of
accumulated amortization of $7,701,000 and $6,939,000, respectively. The debt issuance costs are reflected as a component of Deferred charges and other assets, net in the accompanying Consolidated Balance Sheets. Amortization of debt issuance costs for 2003, 2002 and 2001 totaled $828,000, $1,040,000 and $1,025,000, respectively, and have been recorded as a component of Interest expense, net, in the accompanying Consolidated Statements of Operations.

     REVENUE RECOGNITION: Finlay Jewelry recognizes revenue upon the sale of merchandise, either owned or consigned, to its customers, net of anticipated returns. The provision for sales returns is based on Finlay Jewelry's historical return rate.

     COST OF SALES: Cost of sales includes the cost of merchandise sold, repair expense, shipping, shrinkage and inventory losses. Buying and occupancy costs such as lease fees are reflected in Selling, general and administrative expenses ("SG&A") in the accompanying Consolidated Statements of Operations.

     ADVERTISING COSTS: All costs associated with advertising are expensed in the month that the advertising takes place. For 2003, 2002 and 2001, gross advertising expenses were $47,109,000, $46,586,000 and $50,042,000, respectively, and are included in SG&A in the accompanying Consolidated Statements of Operations.

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

     Effective in 2002, the FASB's Emerging Issues Task Force ("EITF") finalized Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor"("EITF 02-16"). EITF 02-16 addresses the accounting treatment for vendor allowances and provides that cash consideration received from a vendor should be presumed to be a reduction of the prices of the vendors' product and should therefore be shown as a reduction in the purchase price of the merchandise. Further, these allowances should be recognized as a reduction in cost of sales when the related product is sold. To the extent that the cash consideration represents a reimbursement of a specific, incremental and identifiable cost, then those vendor allowances should be used to offset such costs.

     In accordance with EITF 02-16, Finlay Jewelry recorded a cumulative effect of accounting change as of February 3, 2002, the date of adoption, that decreased net income for 2002 by $17.2 million, net of tax of $11.7 million. As of January 31, 2004 and February 1, 2003, deferred vendor allowances totaled (i) $17,093,000 and $18,452,000, respectively, for owned merchandise, which allowances are included as an offset to Merchandise inventories on Finlay Jewelry's Consolidated Balance Sheets, and (ii) $9,515,000 and $10,493,000, respectively, for merchandise received on consignment, which allowances are included as Deferred income on Finlay Jewelry's Consolidated Balance Sheets.

     In 2002, this change resulted in the reclassification of vendor allowances of $18.9 million, which had previously been accounted for as a reduction to SG&A, to reduce cost of sales and consequently, increase gross margin.

     During 2001, Finlay Jewelry recorded its vendor allowances as an offset to gross advertising expenses, which is included in SG&A on the Consolidated Statements of Operations. For 2001, the unaudited pro forma impact of the adoption of EITF 02-16, as if it had occurred prior to 2001, was to decrease cost of sales and increase SG&A by $19.3 million. For 2001, reported Net income would not have been materially different had EITF 02-16 been adopted prior to 2001 (unaudited).

     FAIR VALUE OF FINANCIAL INSTRUMENTS: Cash, accounts receivable, short-term borrowings, accounts payable and accrued liabilities are reflected in the Consolidated Financial Statements at fair value due to the short-term maturity of these instruments. Marketable securities are recorded in the Consolidated Financial Statements at current market value, which approximates cost. The fair value of Finlay Jewelry's debt and off-balance sheet financial instruments are disclosed in Note 5 and in Merchandise inventories above.

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

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Finlay has elected to continue to recognize stock-based compensation for its stock option plans using the intrinsic value method and has incorporated the additional disclosure requirements of SFAS No. 148. Pro forma net income is disclosed in Note 6. Deferred stock-based compensation is amortized using the straight-line method over the vesting period.

     Finlay has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". As permitted by SFAS No. 123, Finlay has elected to continue to account for stock options using the intrinsic value method. Accordingly, no compensation expense has been recognized for its stock options. Had the fair value method of accounting been applied to the Holding Company's stock option plans, which requires recognition of compensation cost ratably over the vesting period of the stock options, Net income would be as follows:

                                                                 FISCAL YEAR ENDED
                                                    --------------------------------------------
                                                    JANUARY 31,       FEBRUARY 1,     FEBRUARY 2,
                                                       2004              2003            2002
                                                    ------------     ------------    -----------
                                                                    (IN THOUSANDS)
Reported net income...........................      $   13,244       $   11,819      $ 23,327
Add: Stock-based employee compensation
         expense included in reported net income,
         net of tax............................            466              304           306
Deduct: Stock-based  compensation determined
         under the fair value method, net of tax          (934)            (995)       (1,022)
                                                    ------------     ------------    -----------
Pro forma net income...........................     $   12,776       $   11,128      $ 22,611
                                                    ============     ============    ===========

     The fair value of options granted in 2003, 2002 and 2001 was estimated using the Black-Scholes option-pricing model based on the weighted average market price at the grant date of $15.63 in 2003, $12.01 in 2002 and $7.48 in 2001 and the following weighted average assumptions: risk free interest rate of 3.59%, 4.73% and 4.62% for 2003, 2002 and 2001, respectively, expected life of seven years for each of 2003, 2002 and 2001 and volatility of 58.46% for 2003, 56.56% for 2002 and 51.13% for 2001. The weighted average fair value of options granted in 2003, 2002 and 2001 was $5.20, $4.33 and $2.57, respectively. Options generally vest in five years and expire in ten years from their dates of grant.

     ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS: SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which became effective for Finlay Jewelry in 2002, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement extends the reporting requirements to include reporting separately as discontinued operations, components of an entity that have either been disposed of or classified as held-for-sale. Refer to Note 11 for additional information regarding discontinued operations.

     ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES: The Company records liabilities for costs associated with exit or disposal activities when the liabilities are incurred.

     SEASONALITY: A significant portion of Finlay's revenues are generated in the fourth quarter due to the seasonality of the retail industry. As such, results for interim periods are not indicative of annual results. Refer to Note 13 for unaudited quarterly financial data.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3--MERCHANDISE INVENTORIES

     Merchandise inventories consisted of the following:
                                                                        JANUARY 31,         FEBRUARY 1,
                                                                           2004                 2003
                                                                        ----------          -----------
                                                                               (IN THOUSANDS)
Jewelry goods - rings, watches and other fine jewelry
    (first-in, first-out ("FIFO") basis)..........................      $  289,546          $  275,339
Less:  Excess of FIFO cost over LIFO inventory value..............          16,598              11,795
                                                                        ----------          ----------
                                                                        $  272,948          $  263,544
                                                                        ==========          ==========

     The LIFO method had the effect of decreasing income before income taxes in 2003, 2002 and 2001 by $4,526,000, $2,209,000 (excluding a cumulative LIFO benefit of $512,000 relating to the adoption of EITF 02-16) and $3,576,000, respectively. These LIFO amounts have been reduced for the portion included in discontinued operations. Finlay determines its LIFO inventory value by utilizing selected producer price indices published for jewelry and watches by the Bureau of Labor Statistics.

     Approximately $364,492,000 and $359,676,000 at January 31, 2004 and
February 1, 2003, respectively, of merchandise received on consignment is not included in Merchandise inventories and Accounts payable-trade in the accompanying Consolidated Balance Sheets.

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

     Finlay Jewelry's Gold Consignment Agreement matures on July 31, 2005, and permits Finlay Jewelry to consign up to the lesser of (i) 165,000 fine troy ounces or (ii) $50.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At January 31, 2004 and February 1, 2003, amounts outstanding under the Gold Consignment Agreement totaled 116,835 and 134,785 fine troy ounces, respectively, valued at approximately $46.7 million and $49.5 million, respectively. In the event this agreement is terminated, Finlay Jewelry will be required to return the gold or purchase the outstanding gold at the prevailing gold rate in effect on that date. For financial statement purposes, the consigned gold is not included in Merchandise inventories on Finlay Jewelry's Consolidated Balance Sheets and, therefore, no related liability has been recorded.

     Under the Gold Consignment Agreement, Finlay Jewelry is required to pay a daily consignment fee on the dollar equivalent of the fine gold value of the ounces of gold consigned thereunder. The daily consignment fee is based on a floating rate which, as of January 31, 2004 and February 1, 2003, was approximately 2.8% per annum. In addition, Finlay is required to pay a fee of 0.5% if the amount of gold consigned has a value equal to or less than $12.0 million. Included in interest expense for the years ended January 31, 2004, February 1, 2003 and February 2, 2002 are consignment fees of $1,140,000, $1,153,000 and $1,228,000, respectively.

     In conjunction with the Gold Consignment Agreement, Finlay Jewelry granted the gold consignor a first priority perfected lien on, and a security interest in, specified gold jewelry of participating vendors approved under the Gold Consignment Agreement and a lien on proceeds and products of such jewelry subject to the terms of an intercreditor agreement between the gold consignor and General Electric Capital Corporation ("G.E. Capital").

     The Gold Consignment Agreement requires Finlay Jewelry to comply with certain covenants, including restrictions on the incurrence of certain indebtedness, the creation of liens, engaging in

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3--MERCHANDISE INVENTORIES (CONTINUED)

transactions with affiliates and limitations on the payment of dividends. In addition, the Gold Consignment Agreement also contains various financial covenants, including minimum earnings and fixed charge coverage ratio requirements and certain maximum debt limitations. Finlay Jewelry was in compliance with all of its covenants as of and for the year ended January 31, 2004.


NOTE 4--FIXED ASSETS

Fixed assets consists of the following:
                                               JANUARY 31,          FEBRUARY 1,
                                                  2004                 2003
                                               -----------         ------------
                                                       (IN THOUSANDS)
  Land and buildings .......................   $   9,727           $   9,727
  Fixtures .................................      72,997              76,238
  Displays .................................       9,511               9,919
  Computers and equipment ..................      21,454              21,441
  Construction in progress .................       3,942               3,621
                                               ---------           ---------
                                                 117,631             120,946
  Less:  accumulated depreciation and
             amortization ..................     (51,506)            (50,575)
                                               ---------           ---------
  Net fixed assets .........................   $  66,125           $  70,371
                                               =========           =========

NOTE 5--SHORT AND LONG-TERM DEBT

     On January 22, 2003, Finlay Jewelry's revolving credit agreement with G.E. Capital and certain other lenders was amended and restated (the "Revolving Credit Agreement"). The Revolving Credit Agreement, which matures in January 2008, provides Finlay Jewelry with a senior secured revolving line of credit up to $225.0 million (the "Revolving Credit Facility"). The Revolving Credit Facility allows borrowings based on an advance rate of (i) up to 85% of eligible accounts receivable and (ii) up to 60% of eligible owned inventory after taking into account such reserves or offsets as G.E. Capital may deem appropriate (the "Borrowing Base"). Eligibility criteria are established by G.E. Capital, which retains the right to adjust the Borrowing Base in its reasonable judgement by revising standards of eligibility, establishing reserves and/or increasing or decreasing from time to time the advance rates (except that any increase in the borrowing base rate percentage shall require the consent of other lenders). Finlay Jewelry is permitted to use up to $30 million of the Revolving Credit Facility for the issuance of letters of credit issued for the account of Finlay Jewelry. The outstanding revolving credit balance and letter of credit balance under the Revolving Credit Agreement are required to be reduced each year to $50 million or less and $20 million or less, respectively, for a 30 consecutive day period (the "Balance Reduction Requirement"). Funds available under the Revolving Credit Agreement are utilized to finance working capital needs.

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

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5--SHORT AND LONG-TERM DEBT (CONTINUED)

the Revolving Credit Agreement, interest would accrue at a rate which is 2% in excess of the rate otherwise applicable, and would be payable upon demand.

     The Revolving Credit Agreement is secured by a first priority perfected security interest in all of Finlay Jewelry's (and any subsidiary's) present and future tangible and intangible assets. The Revolving Credit Agreement contains customary covenants, including limitations on or relating to capital expenditures, liens, indebtedness, investments, mergers, acquisitions, affiliate transactions, management compensation and the payment of dividends and other restricted payments. The Revolving Credit Agreement also contains various financial covenants, including minimum earnings and fixed charge coverage ratio requirements and certain maximum debt limitations. Finlay was in compliance with all of its covenants as of and for the year ended January 31, 2004.

     There were no amounts outstanding at January 31, 2004 or February 1, 2003 under the Revolving Credit Agreement. The maximum amounts outstanding under the Revolving Credit Agreement during 2003, 2002 and 2001 were $93,545,000, $111,356,000 and $125,231,000, respectively. The average amounts outstanding for the same periods were $42,697,000, $61,151,000 and $80,753,000, respectively.
The weighted average interest rates were 3.4%, 3.9% and 5.5% for 2003, 2002 and 2001, respectively.

     At January 31, 2004 and February 1, 2003, Finlay had letters of credit outstanding totaling $8.9 million and $7.3 million, respectively, which guarantee various trade activities. The contract amounts of the letters of credit approximate their fair value.

Long-term debt consisted of the following:
                                                  JANUARY 31,      FEBRUARY 1,
                                                      2004            2003
                                                  -----------      -----------
                                                            (IN THOUSANDS)
  Senior Notes (a)................................ $150,000        $150,000
                                                   ========         ========
---------------------
     (a) On April 24, 1998, Finlay Jewelry issued 83/8% Senior Notes due May 1, 2008 (the "Senior Notes") with an aggregate principal amount of $150,000,000. Interest on the Senior Notes is payable semi-annually on May 1 and November 1 of each year, and commenced on November 1, 1998. Beginning on May 1, 2003, the Senior Notes became redeemable, in whole or in part, at the option of Finlay, at specified redemption prices plus accrued and unpaid interest, if any, to the date of the redemption. In the event of a Change of Control (as defined in the indenture relating to the Senior Notes (as amended, the "Senior Note Indenture")), each holder of the Senior Notes will have the right to require Finlay Jewelry to repurchase its Senior Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest thereon to the repurchase date. The Senior Notes rank senior in right of payment to all subordinated indebtedness of Finlay Jewelry and pari passu in right of payment with all unsubordinated indebtedness of Finlay Jewelry. However, because the Revolving Credit Agreement is secured by a pledge of substantially all the assets of Finlay Jewelry, the Senior Notes are effectively subordinated to the borrowings under the Revolving Credit Agreement. The Senior Note Indenture contains restrictions relating to, among other things, the payment of dividends, the making of certain investments or other restricted payments, the incurrence of additional indebtedness, the creation of certain liens, entering into transactions with affiliates, the disposition of certain assets and engaging in mergers and consolidations.

     The fair value of the Senior Notes at January 31, 2004, determined based on market quotes, was approximately $154,875,000.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5--SHORT AND LONG-TERM DEBT (CONTINUED)

     On April 24, 1998, the Holding Company issued 9% Senior Debentures due May 1, 2008 (the "Senior Debentures") with an aggregate principal amount of $75,000,000. Interest on the Senior Debentures is payable semi-annually on May 1 and November 1 of each year, and commenced on November 1, 1998. Beginning on May 1, 2003, the Senior Debentures became redeemable, in whole or in part, at the option of Finlay, at specified redemption prices plus accrued and unpaid interest, if any, to the date of the redemption. In the event of a Change of Control (as defined in the indenture relating to the Senior Debentures (as amended, the "Senior Debenture Indenture" and collectively, with the Senior Note Indenture, the "Senior Indentures")), each holder of the Senior Debentures will have the right to require the Holding Company to repurchase its Senior Debentures at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest thereon to the repurchase date. The Senior Debentures rank pari passu in right of payment with all unsubordinated indebtedness of the Holding Company and senior in right of payment to all subordinated indebtedness of the Holding Company. The Senior Debentures are secured by a first priority lien on and security interest in all of the issued and outstanding stock of Finlay Jewelry. However, the operations of the Holding Company are conducted through Finlay Jewelry and, therefore, the Holding Company is dependent upon the cash flow of Finlay Jewelry to meet its obligations, including its obligations under the Senior Debentures. As a result, the Senior Debentures are effectively subordinated to all indebtedness and all other obligations of Finlay Jewelry. The Senior Debenture Indenture contains restrictions relating to, among other things, the payment of dividends, the making of certain investments or other restricted payments, the incurrence of additional indebtedness, the creation of certain liens, entering into transactions with affiliates, the disposition of certain assets and engaging in mergers and consolidations.

     The fair value of the Senior Debentures, determined based on market quotes, was approximately $76,969,000 at January 31, 2004.

     The aggregate amounts of long-term debt payable in each of the five years in the period ending February 1, 2008 are as follows:

                                                           (IN THOUSANDS)
                                                           ---------------
2004................................................          $   -
2005................................................              -
2006................................................              -
2007................................................              -
2008................................................             150,000
                                                           ---------------
                                                              $  150,000
                                                           ================

     Interest expense for 2003, 2002 and 2001 was $16,632,000, $17,766,000 and
$20,035,000, respectively. Interest income for the same periods was $76,000, $88,000 and $100,000, respectively.

     Under the most restrictive covenants of the Revolving Credit Agreement and the Senior Indentures, Finlay was in compliance as of and for the year ended January 31, 2004.


NOTE 6--LONG TERM INCENTIVE PLANS AND OTHER

     The Holding Company's Long Term Incentive Plan (the "1993 Plan") permits the Holding Company to grant to key employees of the Holding Company and its subsidiaries, consultants and certain other persons, and directors of the Holding Company (other than members of the Compensation Committee of the Holding Company's Board of Directors), the following: (i) stock options; (ii) stock appreciation rights in tandem with stock options; (iii) limited stock appreciation rights in tandem with stock options; (iv)

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6--LONG TERM INCENTIVE PLANS AND OTHER (CONTINUED)

restricted or nonrestricted stock awards subject to such terms and conditions as the Compensation Committee shall determine; (v) performance units which are based upon attainment of performance goals during a period of not less than two nor more than five years and which may be settled in cash or in the Holding Company's common stock, par value $.01 per share ("Common Stock"), at the discretion of the Compensation Committee; or (vi) any combination of the foregoing. Under the 1993 Plan, the Holding Company may grant stock options which are either incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-incentive stock options. As of January 31, 2004, an aggregate of 732,596 shares of the Holding Company's Common Stock has been reserved for issuance pursuant to the 1993 Plan, of which a total of 374,453 shares are subject to options granted to certain senior management, key employees and a director. The exercise prices of such options range from $7.23 per share to $16.50 per share.

     On March 6, 1997, the Board of Directors of the Holding Company adopted the 1997 Long-Term Incentive Plan (the "1997 Plan"), which was approved by the Holding Company's stockholders in June 1997. The 1997 Plan, which is similar to the 1993 Plan, is intended as a successor to the 1993 Plan and provides for the grant of the same types of awards as are currently available under the 1993 Plan. Of the 1,850,000 shares of the Holding Company's Common Stock that have been reserved for issuance pursuant to the 1997 Plan, a total of 1,056,915 shares, as of January 31, 2004, are subject to options granted to certain senior management, key employees and directors and 191,630 shares are subject to purchases and awards of restricted stock and restricted stock units. The exercise prices of such options range from $7.05 per share to $24.31 per share.

     The following summarizes the transactions pursuant to the Holding Company's 1993 Plan and 1997 Plan for 2003, 2002 and 2001:

                                                   2003                            2002                            2001
                                        ----------------------------     ------------------------       ---------------------------
                                         NUMBER OF        WTD. AVG.      NUMBER OF      WTD. AVG.        NUMBER OF       WTD. AVG.
                                          OPTIONS         EX. PRICE       OPTIONS       EX. PRICE         OPTIONS        EX. PRICE
                                          -------         ---------       -------       ---------         -------        ---------
Outstanding at beginning of year .....   1,590,335         $   11.46      1,650,035     $   11.26        1,361,036       $   12.10
Granted ..............................      10,000             15.63         35,000         12.01          324,000
                                                                                                                              7.48
Exercised ............................    (149,500)             8.85        (87,627)         8.04          (14,967)
                                                                                                                              8.13
Forfeited ............................     (19,467)            15.73         (7,073)        10.78          (20,034)           9.84
                                         ---------         ---------      ---------     ---------          -------       ---------
Outstanding at end of year ...........   1,431,368         $   11.70      1,590,335     $   11.46        1,650,035       $   11.26
                                         =========         =========      =========     =========        =========       =========
Exercisable at end of year ...........   1,101,208         $   12.27      1,078,482     $   12.27          973,421       $   12.22

     The following table summarizes information concerning options outstanding and exercisable at January 31, 2004:


                              OPTIONS OUTSTANDING                                            OPTIONS EXERCISABLE
--------------------------------------------------------------------------------    --------------------------------------
                                                WTD. AVG.
     EXERCISE                NUMBER             REMAINING           WTD. AVG.            NUMBER              AVERAGE
    PRICE RANGE           OUTSTANDING        CONTRACTUAL LIFE       EX. PRICE         EXERCISABLE         EXERCISE PRICE
--------------------     ---------------    -------------------    -------------    -----------------    -----------------
  $ 7.05-$14.00             1,321,368               4.71            $    10.84           1,010,208          $    11.63
  $14.59-$19.50                75,000               3.90                 15.09              56,000               15.85
  $21.00-$24.31                35,000               4.10                 23.24              35,000               23.24
                         ---------------    -------------------    -------------    -----------------    -----------------
  $ 7.05-$24.31             1,431,368               4.75            $    11.70           1,101,208          $    12.27
                         ===============    ===================    =============    =================    =================

     On December 1, 2000, the Holding Company announced that its Board of Directors had approved a stock repurchase program to acquire up to $20 million of outstanding Common Stock. The stock repurchase program has been extended from time to time and, on June 19, 2003, the Company's Board of Directors approved the repurchase of an additional $20 million of outstanding Common Stock. The Holding Company may, at the discretion of management, purchase its Common Stock, from time to time, through September 29, 2004. The extent and timing of stock repurchases will depend upon general business and market conditions, stock prices, availability under the Revolving Credit Facility, compliance

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6--LONG TERM INCENTIVE PLANS AND OTHER (CONTINUED)

with certain restrictive covenants and its cash position and requirements going forward. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. As of January 31, 2004, the Holding Company had repurchased a total of 1,815,000 shares for $20.5 million. During 2003, 2002 and 2001, the Company repurchased 482,217, 733,612 and 507,330 shares for $6.7 million, $8.4 million and $4.2 million, respectively

     On February 4, 2001, an executive officer of Finlay was issued 100,000 shares of Common Stock of the Holding Company, subject to restrictions ("Restricted Stock"), pursuant to a restricted stock agreement. The Restricted Stock becomes fully vested after four years of continuous employment with Finlay and is accounted for as a component of the Holding Company's stockholders' equity. Compensation expense of approximately $1.2 million is being amortized over four years and totaled approximately $300,000 in each of 2003, 2002 and 2001.

     On August 14, 2003, an executive officer of Finlay was issued an additional 50,000 shares of Restricted Stock, pursuant to a restricted stock agreement. The Restricted Stock vests fifty percent on January 31, 2005, with the remaining fifty percent vesting on June 30, 2007, subject to the provisions of the restricted stock agreement, and is accounted for as a component of the Holding Company's stockholders' equity. Compensation expense of approximately $774,000 is being amortized over the respective vesting periods. Amortization in 2003 totaled approximately $171,000.

     On October 31, 2003, certain executives of Finlay were awarded a total of 31,250 shares of Restricted Stock, pursuant to restricted stock agreements. The Restricted Stock becomes fully vested after four years of continuous employment with Finlay and is accounted for as a component of the Holding Company's stockholders' equity with respect to unamortized restricted stock compensation. However, such shares are not considered outstanding. Compensation expense of approximately $473,000 is being amortized over four years. Amortization in 2003 totaled approximately $30,000.


NOTE 7--EXECUTIVE AND DIRECTOR DEFERRED COMPENSATION AND STOCK PURCHASE PLANS

     On April 16, 2003, the Board of Directors of the Holding Company adopted the Executive Deferred Compensation and Stock Purchase Plan and the Director Deferred Compensation and Stock Purchase Plan, which was approved by the Holding Company's stockholders on June 19, 2003 (the "RSU Plans"). Under the RSU Plans, key executives of Finlay and the Holding Company's non-employee directors, as directed by the Holding Company's Compensation Committee, are eligible to acquire restricted stock units ("RSUs"). An RSU is a unit of measurement equivalent to one share of common stock, but with none of the attendant rights of a stockholder of a share of Common Stock. Two types of RSUs are awarded under the RSU Plans: (i) participant RSUs, where a plan participant may elect to defer, in the case of an executive employee, a portion of his or her actual or target bonus, and in the case of a non-employee director, his or her retainer fees and Committee chairmanship fees, and receive RSUs in lieu thereof and (ii) matching RSUs, where the Holding Company credits a participant's plan account with one matching RSU for each participant RSU that a participant elects to purchase. While participant RSUs are fully vested at all times, matching RSUs are subject to vesting and forfeiture as set forth in the RSU Plans. At the time of distribution under the RSU Plans, RSUs are converted into actual shares of Common Stock of the Holding Company.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8--LEASE AGREEMENTS

     Finlay conducts substantially all of its operations as leased departments in department stores. All of these leases, as well as rentals for office space and equipment, are accounted for as operating leases. A substantial number of such operating leases expire on various dates through 2008.

     All of the department store leases provide that, except under limited circumstances, the title to certain fixed assets of Finlay transfers upon termination of the leases, and that Finlay will receive the undepreciated value of such fixed assets from the host store in the event such transfers occur. The values of such fixed assets are recorded at the inception of the lease arrangement and are reflected in the accompanying Consolidated Balance Sheets.

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

     The store leases provide for the payment of fees based on sales, plus, in some instances, installment payments for fixed assets. Only minimum fees, as represented in the table below, are guaranteed by the lease agreements with host department stores. Lease expense, included in Selling, general and administrative expenses, is as follows (in thousands):

                                     FISCAL YEAR ENDED
                       ----------------------------------------------
                       JANUARY 31,      FEBRUARY 1,      FEBRUARY 2,
                          2004             2003             2002
                       -----------      -----------      -----------
Minimum fees .........  $  1,974         $  2,129         $ 10,151
Contingent fees ......   147,568          142,931          138,543
                       -----------      -----------      -----------
     Total ...........  $149,542         $145,060         $148,694
                       ===========      ===========      ===========

Future minimum payments under noncancellable operating leases having initial or remaining noncancellable lease terms in excess of one year are as follows as of January 31, 2004:

                                                           (IN THOUSANDS)
 2004.................................................       $    2,028
 2005.................................................            1,930
 2006 ................................................            1,917
 2007 ................................................            1,917
 2008 ................................................            1,278
                                                             ----------
      Total minimum payments required.................       $    9,070
                                                             ==========

NOTE 9--PROFIT SHARING PLAN

     Finlay maintains a defined contribution profit-sharing plan to provide retirement benefits for all personnel. This plan provides for company matching contributions of $0.25 for each $1.00 of employee contribution, up to 5% of the employee's salary, as limited by the Code, which begin to vest upon the completion of two years of employment and accrues at the rate of 20% per year. Additionally, Finlay contributes 2% of the employees' earnings annually, as limited by the Code, which begin to vest upon the completion of three years of employment and accrues at the rate of 20% per year. Finlay's contributions totaled $2,114,000, $2,011,000 and $1,856,000 for 2003, 2002 and 2001,
respectively.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10--INCOME TAXES

     For income tax reporting purposes, Finlay Jewelry has an October 31 year end. Finlay Jewelry files a consolidated Federal income tax return with its wholly-owned subsidiaries and its parent, the Holding Company. Finlay Jewelry's provision for income taxes and deferred tax assets and liabilities was calculated as if Finlay Jewelry filed its tax return on a stand-alone basis.

     Deferred income taxes at year end reflect the impact of temporary differences between amounts of assets and liabilities for financial and tax reporting purposes.

     Deferred tax assets and liabilities at year end are as follows:

                                                             JANUARY 31,        FEBRUARY 1,
                                                                2004               2003
                                                             -----------        -----------
                                                                    (IN THOUSANDS)
Deferred Tax Assets
  Vendor allowances ........................................  $ 10,754           $ 11,722
  Uniform inventory capitalization .........................     3,747              3,790
  Expenses not currently deductible ........................     1,739              3,008
  AMT credit ...............................................       -                  566
                                                              --------           --------
                                                                16,240             19,086
                                                              --------           --------
  Valuation allowance ......................................       100                100
                                                              --------           --------
     Total current .........................................    16,140             18,986
                                                              --------           --------
  Deferred financing costs-non-current .....................       103                126
                                                              --------           --------
     Total non-current .....................................       103                126
                                                              --------           --------
        Total deferred tax assets ..........................    16,243             19,112
                                                              --------           --------
Deferred Tax Liabilities
  LIFO inventory valuation .................................     9,576              9,128
                                                              --------           --------
     Total current .........................................     9,576              9,128
                                                              --------           --------
Depreciation and amortization ..............................    22,095             18,653
                                                              --------           --------
     Total non-current .....................................    22,095             18,653
                                                              --------           --------
        Total deferred tax liabilities .....................    31,671             27,781
                                                              --------           --------
          Net deferred income tax liabilities ..............  $ 15,428           $  8,669
                                                              ========           ========
     Net current deferred income tax assets ................  $ (6,564)          $ (9,858)
                                                              --------           --------
     Net non-current deferred income tax liabilities .......    21,992             18,527
                                                              --------           --------
          Net deferred income tax liabilities ..............  $ 15,428           $  8,669
                                                              ========           ========

The components of income tax expense, before the cumulative effect of accounting change, are as follows (in thousands):

                                                           FISCAL YEAR ENDED
                                              ---------------------------------------------
                                                JANUARY 31,     FEBRUARY 1,     FEBRUARY 2,
                                                   2004            2003            2002
                                              -------------    ------------    ------------
Current taxes.............................    $    9,276        $ 12,082        $   12,739
Deferred taxes............................         6,759           3,982             1,630
                                              -------------    ------------    ------------
Provision for income taxes................    $   16,035        $ 16,064        $   14,369
                                              =============    ============    ============

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10--INCOME TAXES (CONTINUED)

     A reconciliation of the income tax provision computed by applying the federal statutory rate to Income from continuing operations before income taxes and cumulative effect of accounting change to the Provision for income taxes on the accompanying Consolidated Statements of Operations is as follows (in thousands):

                                                                 FISCAL YEAR ENDED
                                                    ---------------------------------------------
                                                     JANUARY 31,      FEBRUARY 1,     FEBRUARY 2,
                                                        2004              2003            2002
                                                    -------------    ------------    ------------
Federal Statutory provision....................       $  14,286      $    14,449     $    12,010
State tax, net of federal benefit..............           1,343            1,393           1,153
Non-deductible amortization....................           -                  -             1,037
Other..........................................             406              222             169
                                                    -------------    ------------    ------------
Provision for income taxes.....................       $  16,035      $    16,064     $    14,369
                                                    =============    ============    ============

     In 2002, Finlay Jewelry recorded an income tax benefit of $11,713,000 in connection with the cumulative effect of accounting change.

     At October 31, 2003, Finlay Jewelry had Alternative Minimum Tax ("AMT") Credit carryovers of $413,000 which may be used indefinitely to reduce federal income taxes. SFAS No. 109 "Accounting for Income Taxes," requires that the tax benefit of such tax credits be recorded as an asset to the extent that management assesses the utilization to be "more likely than not". As the accompanying Consolidated Financial Statements include profits earned after the tax year end at October 31 (the profit of the year-end holiday season), for financial reporting purposes only, the AMT carryforward has been absorbed in full and no AMT carryforward exists as of January 31, 2004. Management determined at January 31, 2004 that, based upon Finlay Jewelry's history of operating results and its expectations for the future, no additional valuation allowance is warranted.


NOTE 11--DISCONTINUED OPERATIONS

     On August 26, 2003, the Holding Company announced that Federated would not renew Finlay's lease in the Burdines department store division due to the planned consolidation of the Burdines and Macy's fine jewelry departments in 2004. The termination of the lease, which expired January 31, 2004, resulted in the closure of 46 Finlay departments in the Burdines department store division. In 2003, Finlay generated approximately $55.0 million in sales from the Burdines departments. The results of operations of the Burdines department store division have been segregated from those of continuing operations, net of tax, and classified as discontinued operations for all periods presented.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11--DISCONTINUED OPERATIONS (CONTINUED)

     A summary of statements of operations information relating to the discontinued operations is as follows (in thousands):

                                                                    FISCAL YEAR ENDED
                                                    -----------------------------------------------
                                                      JANUARY 31,      FEBRUARY 1,     FEBRUARY 2,
                                                         2004             2003             2002
                                                    --------------   --------------   -------------
Sales.............................................. $     55,006     $     53,413     $    52,161
Income before income taxes (1) (2).................        3,676            6,255           5,685
Discontinued operations, net of tax (3)............      (11,537)           3,810           3,382

----------------
(1) Includes an allocation of $196,000, $249,000 and $354,000 of interest expense related to the Revolving Credit Agreement for 2003, 2002 and 2001, respectively.
(2) The results of operations of the Burdines departments excludes allocations of general and administrative expenses and interest expense related to the Senior Notes and the Senior Debentures.
(3) The loss from discontinued operations includes a write-down of goodwill of $13.8 million during the year ended January 31, 2004, as a result of the department closings.

     The assets of the Burdines departments are as follows:

                                                            JANUARY 31,        FEBRUARY 1,
                                                               2004                2003
                                                            -----------        -----------
                                                                    (IN THOUSANDS)
Cash and cash equivalents .................................  $     9             $    10
Accounts receivable-department stores .....................    1,999               1,676
Merchandise inventories ...................................    9,432              15,701
                                                             -------             -------
Total current assets ......................................   11,440              17,387

Fixed assets, net .........................................      -                 3,272
                                                             -------             -------
      Total assets ........................................  $11,440             $20,659
                                                             =======             =======

NOTE 12--COMMITMENTS AND CONTINGENCIES

     Finlay Jewelry, from time to time, is involved in litigation concerning its business affairs. Management believes that the resolution of all pending litigation will not have a material adverse effect on the consolidated financial statements.

     Finlay has an employment agreement with one senior executive which provides for a minimum salary level as well as incentive compensation based on meeting specific financial goals. Such agreement has a remaining term of one year and has a remaining aggregate minimum value of $1.0 million as of January 31, 2004.

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12--COMMITMENTS AND CONTINGENCIES (CONTINUED)

     The Revolving Credit Agreement, the Gold Consignment Agreement and the Senior Note Indenture currently restrict annual distributions from Finlay Jewelry to the Holding Company to 0.25% of Finlay Jewelry's net sales for the preceding fiscal year and also allow distributions to the Holding Company to enable it to make interest payments on the Senior Debentures. Other dividends and distributions, including those required to fund stock or bond repurchases, are subject to Finlay's satisfaction of certain restrictive covenants. During 2003, dividends of $15,820,000 were declared by Finlay Jewelry and $13,494,000 was distributed to the Holding Company. During 2002, dividends of $17,558,000 were declared by Finlay Jewelry and $15,652,000 was distributed to the Holding Company. During 2001, dividends of $9,250,000 were declared by Finlay Jewelry and $7,231,000 was distributed to the Holding Company.

     Finlay Jewelry's concentration of credit risk consists principally of accounts receivable. Over the past three years, approximately 69% of Finlay's sales were from operations in the May Department Stores Company ("May") and departments operated in store groups owned by Federated Department Stores ("Federated"), of which approximately 51% and 18% represented Finlay's sales in May and Federated, respectively. Finlay Jewelry believes that the risk associated with these receivables, other than those from department store groups indicated above, would not have a material adverse effect on Finlay Jewelry's financial position or results of operations.

     Finlay Jewelry has not provided any third-party financial guarantees as of January 31, 2004 and February 1, 2003 and for the three fiscal years in the period ended January 31, 2004.


NOTE 13--QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table summarizes the quarterly financial data for 2003 and 2002 (dollars in thousands). The 2003 and 2002 quarterly financial data has been revised to reflect the Burdines department store division as a discontinued operation.

                                                                FISCAL YEAR ENDED JANUARY 31, 2004
                                                    ------------------------------------------------------
                                                      FIRST        SECOND          THIRD          FOURTH
                                                     QUARTER       QUARTER        QUARTER         QUARTER
                                                     -------       -------        -------         -------
As Revised:
Sales ............................................  $ 175,427     $ 182,229      $ 165,784      $ 378,976
Gross margin .....................................     90,766        92,796         84,717        193,620
Selling, general and administrative expenses .....     83,909        84,117         80,426        139,049
Income (loss) from operations ....................      2,669         4,502            (62)        50,263

Income (loss) from continuing operations .........       (845)          195         (2,589)        28,020

Discontinued operations, net of tax (a) ..........        611           450           (123)       (12,475)

Net income (loss) ................................       (234)          645         (2,713)        15,546

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13--QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

                                                       FISCAL YEAR ENDED FEBRUARY 1, 2003
                                               -------------------------------------------------
                                                 FIRST       SECOND         THIRD       FOURTH
                                                QUARTER      QUARTER       QUARTER   QUARTER (C)
                                                -------      -------       -------   -----------
As Revised:
Sales ......................................   $ 176,354    $ 176,284    $ 159,515    $ 365,143
Gross margin ...............................      92,333       90,332       83,187      186,598
Selling, general and administrative expenses      83,508       82,103       78,935      133,549
Income from operations .....................       4,661        3,979           50       50,270
Income (loss) from continuing operations
    before cumulative effect of accounting
    change .................................         429         (138)      (2,504)      27,431
Discontinued operations, net of tax (a) ....         761          585          332        2,132
Cumulative effect of accounting change,
     net of tax (b) ........................     (17,209)         -            -            -
Net income (loss) ..........................     (16,019)         447       (2,173)      29,564

------------
(a) Discontinued operations includes the after-tax operations of the Burdines departments and the write-down of goodwill of $13.8 million in the fourth quarter of 2003.
(b) In accordance with EITF 02-16, Finlay Jewelry recorded a cumulative effect of accounting change as of February 3, 2002, the date of adoption, that decreased net income by $17.2 million, net of tax of $11.7 million.
(c) Net income in the fourth quarter includes a credit for Finlay Jewelry's revision of its original estimate for closure expenses associated with the sale and closure of Sonab in the amount of $852,000, net of tax. Refer to
      Note 15.


NOTE 14--STORE GROUP AND DEPARTMENT CLOSINGS

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

     On July 30, 2003, May announced its intention to divest 32 Lord & Taylor stores, as well as two other stores in its Famous-Barr division resulting in the closure of eight departments in 2003 and six departments during the first quarter of 2004. In 2003, Finlay generated approximately $20.0 million in sales from these 34 departments. At this time, May has not announced a specific timeline for the closure of the remaining stores. During 2003, Finlay recorded charges of $0.5 million for closing costs associated with the accelerated depreciation of fixed assets and severance.


NOTE 15--SALE AND CLOSURE OF SONAB

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

                         FINLAY FINE JEWELRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15-- SALE AND CLOSURE OF SONAB (CONTINUED)

      As of January 31, 2004, Finlay Jewelry's exit plan has been completed with the exception of certain employee litigation and other legal matters. During the fourth quarter of 2002, Finlay Jewelry revised its original estimate of closure expenses to reflect its remaining liability and, as a result, reduced its accrual by $1.4 million. To date, Finlay Jewelry has charged a total of $26.4 million against its revised estimate of $27.2 million. Finlay Jewelry does not believe future operating results will be materially impacted by any remaining payments or litigation and legal matters mentioned above.