Form 10-K/A
period 2004-01-31
FINLAY ENTERPRISES INC /DE
filed 2004-04-23
CIK 878731

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                         (AMENDMENT NO. 1 TO FORM 10-K)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Fiscal Year Ended  January 31, 2004

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from           to
                                              ---------    ----------

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



        Securities registered pursuant to Section 12 (b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $0.01 per share
                     ---------------------------------------

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

As of April 9, 2004, there were 8,923,675 shares of common stock, par value $.01 per share, of the registrant outstanding.

                      Documents incorporated by reference:

Portions of the Company's definitive Proxy Statement, in connection with its Annual Meeting to be held in June 2004, are incorporated by reference into Part
III. The Company's Proxy Statement will be filed within 120 days after January 31, 2004.

Explanatory Note:

This Amendment No. 1 to Form 10-K for the fiscal year ended January 31, 2004 is being filed to correct a typographical error that occurred in the initial filing on April 15, 2004. This Form 10-K/A corrects the number of shares of common stock of Finlay Enterprises, Inc. outstanding on April 9, 2004, as shown on the front cover of this Form 10-K and Item 5. There are no other changes.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Documents filed as part of this report:

          (1)  Exhibits

The Exhibits listed in the Exhibit Index are filed as part of this report.



================================================================================

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS


     The common stock, par value $.01 per share ("Common Stock"), of the Company is traded on the Nasdaq National Market under the symbol "FNLY". The high and low sales prices for the Common Stock during 2003 and 2002 were as follows:



                                           FISCAL YEAR ENDED
                           -----------------------------------------------------
                              JANUARY 31, 2004            FEBRUARY 1, 2003
                           ------------------------   --------------------------
                             HIGH            LOW         HIGH           LOW
                           ----------    ----------   -----------    -----------

First Quarter............  $   15.30     $  9.90      $   14.75        $ 9.31
Second Quarter...........      17.40       11.79          18.80         12.66
Third Quarter............      17.85       13.85          18.99         11.60
Fourth Quarter...........      17.77       13.87          15.00         10.50


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

     As of April 9, 2004, there were 8,923,675 shares of Common Stock outstanding and approximately 53 record holders of the Common Stock, including holders who are nominees for an undetermined number of beneficial owners, estimated to be in excess of 500. The last reported sale price for the Common Stock on the Nasdaq National Market on April 9, 2004 was $17.63.

ISSUER PURCHASES OF EQUITY SECURITIES


     The following table sets forth certain information with respect to repurchases of equity securities by the Company during the fourth quarter of 2003:


                                                                          (C)                    (D)
                                                                    TOTAL NUMBER OF      APPROXIMATE DOLLAR
                               (A)                   (B)          SHARES PURCHASED AS    VALUE OF SHARES THAT
                         TOTAL NUMBER OF        AVERAGE PRICE       PART OF PUBLICLY     MAY YET BE PURCHASED
    PERIOD             SHARES PURCHASED (1)     PAID PER SHARE      ANNOUNCED PLANS        UNDER THE PLANS
---------------------  --------------------  ------------------- ---------------------  ----------------------
November 2, 2003 -            13,705             $     15.83              13,705             $   20,971,998
November 29, 2003

November 30, 2003 -
January 3, 2004               46,249             $     14.88              46,249             $   20,283,969


January 4, 2004 -
January 31, 2004              52,025             $     15.78              52,025             $   19,463,003
                      --------------------                       ---------------------
Total                        111,979                                     111,979
                      ====================                       =====================

------------------
(1) All shares were repurchased through the Company's publicly announced stock repurchase program.


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


                                       Finlay Enterprises, Inc.

Date: April 23, 2004                   By: /s/ Bruce E. Zurlnick
                                           -------------------------------------
                                           Bruce E. Zurlnick
                                           Senior Vice President, Treasurer
                                           and Chief Financial Officer
                                           (As both a duly authorized officer of
                                           Registrant and as principal financial
                                           officer of Registrant)

                                 EXHIBITS INDEX


The following exhibits are filed as part of this Annual Report on 10-K/A:


Exhibit No.
-----------

   31.3 Certification of principal executive officer pursuant to the Sarbanes-Oxley Act of 2002, Section 302.

   31.4 Certification of principal financial officer pursuant to the Sarbanes-Oxley Act of 2002, Section 302.