Form 10-Q
period 2004-05-01
FINLAY ENTERPRISES INC /DE
filed 2004-06-10
CIK 878731

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       -----   THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended May 1, 2004

                                       or

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       -----   THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from           to

                         Commission File Number: 0-25716


                            FINLAY ENTERPRISES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                         13-3492802
-------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


        529 Fifth Avenue, New York, NY                        10017
   ----------------------------------------                ------------
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

As of June 7, 2004, there were 8,797,508 shares of common stock, par value $.01 per share, of the registrant outstanding.

                            FINLAY ENTERPRISES, INC.

                                    FORM 10-Q

                       QUARTERLY PERIOD ENDED MAY 1, 2004

                                      INDEX

                                                                                                             PAGE(S)
                                                                                                             -------
PART I - FINANCIAL INFORMATION

         Item 1.           Consolidated Financial Statements (Unaudited)

                           Consolidated Statements of Operations for the thirteen weeks ended
                           May 1, 2004 and May 3, 2003.........................................................1

                           Consolidated Balance Sheets as of May 1, 2004 and
                           January 31, 2004....................................................................2

                           Consolidated Statements of Changes in Stockholders' Equity for the
                           year ended January 31, 2004 and the thirteen weeks ended
                           May 1, 2004.........................................................................3

                           Consolidated Statements of Cash Flows for the thirteen weeks ended
                           May 1, 2004 and May 3, 2003.........................................................4

                           Notes to Consolidated Financial Statements..........................................5

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations......................................15

         Item 3.           Quantitative and Qualitative Disclosures about Market Risk.........................29

         Item 4.           Controls and Procedures............................................................29

PART II - OTHER INFORMATION

         Item 2.           Changes in Securities, Use of Proceeds and Issuer Purchases of
                           Equity Securities..................................................................30

         Item 5.           Other Information..................................................................30

         Item 6.           Exhibits and Reports on Form 8-K...................................................31


SIGNATURES....................................................................................................34

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                         THIRTEEN WEEKS ENDED
                                                                      --------------------------
                                                                         MAY 1,        MAY 3,
                                                                          2004          2003
                                                                      -----------    -----------
Sales .............................................................   $   187,572    $   175,427
Cost of sales .....................................................        92,335         84,661
                                                                      -----------    -----------
    Gross margin ..................................................        95,237         90,766
Selling, general and administrative expenses ......................        88,181         84,184
Depreciation and amortization .....................................         4,389          4,188
                                                                      -----------    -----------
    Income from operations ........................................         2,667          2,394
Interest expense, net .............................................         5,711          5,776
                                                                      -----------    -----------
    Loss from continuing operations before income taxes ...........        (3,044)        (3,382)
Benefit for income taxes ..........................................        (1,187)        (1,318)
                                                                      -----------    -----------
    Loss from continuing operations ...............................        (1,857)        (2,064)
Discontinued operations, net of tax ...............................          --              611
                                                                      -----------    -----------
    Net loss ......................................................   $    (1,857)   $    (1,453)
                                                                      ===========    ===========

Net loss per share applicable to common shares - basic and diluted:
          Loss from continuing operations .........................   $     (0.21)   $     (0.23)
          Discontinued operations, net of tax .....................          --             0.07
                                                                      -----------    -----------
          Net loss ................................................   $     (0.21)   $     (0.16)
                                                                      ===========    ===========
Weighted average shares outstanding -
         basic and diluted ........................................     8,794,290      9,137,101
                                                                      ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                  MAY 1,      JANUARY 31,
                                                                                   2004         2004
                                                                                 ---------    ---------
                                      ASSETS
Current assets:
  Cash and cash equivalents ..................................................   $   5,172    $  91,302
  Accounts receivable - department stores ....................................      39,859       21,602
  Other receivables ..........................................................      43,708       38,457
  Merchandise inventories ....................................................     294,437      272,948
  Prepaid expenses and other .................................................       4,801        2,616
  Deferred income taxes ......................................................       6,242        6,564
                                                                                 ---------    ---------
     Total current assets ....................................................     394,219      433,489
                                                                                 ---------    ---------
Fixed assets:
  Building, equipment, fixtures and leasehold improvements ...................     120,094      117,631
  Less - accumulated depreciation and amortization ...........................      54,708       51,506
                                                                                 ---------    ---------
     Fixed assets, net .......................................................      65,386       66,125
                                                                                 ---------    ---------
Deferred charges and other assets, net .......................................      17,147       18,120
Goodwill .....................................................................      77,288       77,288
                                                                                 ---------    ---------
     Total assets ............................................................   $ 554,040    $ 595,022
                                                                                 =========    =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings ......................................................   $  13,538    $    --
  Accounts payable - trade ...................................................      76,555      122,976
  Accrued liabilities:
     Accrued salaries and benefits ...........................................      17,801       18,756
     Accrued miscellaneous taxes .............................................       5,732        7,180
     Accrued interest ........................................................      10,179        5,303
     Deferred income .........................................................       7,756        9,515
     Other ...................................................................      17,496       15,864
  Income taxes payable .......................................................      11,056       15,562
                                                                                 ---------    ---------
     Total current liabilities ...............................................     160,113      195,156
Long-term debt ...............................................................     225,000      225,000
Deferred income taxes ........................................................      22,593       21,890
Other non-current liabilities ................................................          76           80
                                                                                 ---------    ---------
     Total liabilities .......................................................     407,782      442,126
                                                                                 ---------    ---------
Stockholders' equity:
  Common Stock, par value $.01 per share; authorized 25,000,000 shares; issued
     10,934,412 and 10,833,080 shares, at May 1, 2004 and
     January 31, 2004, respectively ..........................................         109          108
  Additional paid-in capital .................................................      86,164       82,808
  Retained earnings ..........................................................      90,150       92,007
  Unamortized restricted stock compensation ..................................      (2,482)      (1,405)
  Accumulated other comprehensive loss .......................................        (284)         (85)
  Less treasury stock, of 2,207,904 and 1,815,159, respectively, at cost .....     (27,399)     (20,537)
                                                                                 ---------    ---------
     Total stockholders' equity ..............................................     146,258      152,896
                                                                                 ---------    ---------
     Total liabilities and stockholders' equity ..............................   $ 554,040    $ 595,022
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

                            FINLAY ENTERPRISES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                          COMMON STOCK                       UNAMORTIZED   ACCUMULATED
                                      -----------------  ADDITIONAL           RESTRICTED      OTHER                    TOTAL
                                        NUMBER            PAID-IN  RETAINED     STOCK      COMPREHENSIVE  TREASURY  STOCKHOLDERS'
                                      OF SHARES  AMOUNT   CAPITAL  EARNINGS  COMPENSATION     INCOME       STOCK       EQUITY
                                      ---------  ------   -------  --------  ------------  -------------  --------  -------------
Balance, February 1, 2003 ........... 9,300,638    $106   $79,680   $ 83,597    $  (609)      $  55       $(13,793)   $ 149,036
   Net income .......................      --       --       --        8,410       --          --             --          8,410
   Change in fair value of gold
      forward contracts, net of tax .      --       --       --         --         --          (140)          --           (140)
   Exercise of stock options and
      related tax benefit ...........   149,500       1     1,722       --         --          --             --          1,722
   Issuance of restricted stock and
      restricted stock units ........    50,000       1     1,406       --       (1,327)       --             --             80
   Amortization of restricted stock
      compensation and restricted
      stock units ...................      --       --       --         --          531        --             --            531
   Purchase of treasury stock .......  (482,217)    --       --         --         --          --           (6,744)      (6,744)
                                      ---------  ------   -------  --------- ------------  -------------  --------  -------------
Balance, January 31, 2004 ........... 9,017,921     108    82,808     92,007     (1,405)        (85)       (20,537)     152,896
   Net loss .........................      --       --       --       (1,857)      --          --             --         (1,857)
   Change in fair value of gold
      forward contracts, net of tax .      --       --       --         --         --          (199)          --           (199)
   Exercise of stock options
      and related tax benefits ......   101,332       1     1,361       --         --          --             --          1,362
   Issuance of restricted stock and
      restricted stock units ........      --       --      1,995       --       (1,312)       --             --            683
   Amortization of restricted stock
      compensation and restricted
      stock units ...................      --       --       --         --          235        --             --            235
   Purchase of treasury stock .......  (392,745)    --       --         --         --          --           (6,862)      (6,862)
                                      ---------  ------   -------  --------- ------------  -------------  --------  -------------
Balance, May 1, 2004 ................ 8,726,508    $109   $86,164   $ 90,150    $(2,482)      $(284)      $(27,399)   $ 146,258
                                      =========  ======   =======  ========= ============  =============  ========  =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                THIRTEEN WEEKS ENDED
                                                               ---------------------
                                                                MAY 1,       MAY 3,
                                                                 2004         2003
                                                               ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss ..................................................  $  (1,857)  $  (1,453)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
  Depreciation and amortization .............................      4,389       4,366

  Amortization of deferred financing costs ..................        258         258
  Amortization of restricted stock compensation
       and restricted stock units ...........................        235          76
  Deferred income tax provision .............................        381       3,264
  Other, net ................................................         35         (32)
  Changes in operating assets and liabilities:
     Increase in accounts and other receivables .............    (23,508)    (26,071)
     Increase in merchandise inventories ....................    (21,489)    (16,326)
     Increase in prepaid expenses and other .................     (2,185)     (1,669)
     Decrease in accounts payable and accrued liabilities ...    (56,618)    (72,479)
                                                               ---------   ---------
           NET CASH USED IN OPERATING ACTIVITIES ............   (100,359)   (110,066)
                                                               ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and leasehold improvements     (3,120)     (2,946)
  Deferred charges and other, net ...........................       --            23
                                                               ---------   ---------
           NET CASH USED IN INVESTING ACTIVITIES ............     (3,120)     (2,923)
                                                               ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility ...................    129,837     159,458
  Principal payments on revolving credit facility ...........   (116,299)   (123,241)
  Capitalized financing costs ...............................       --          (431)
  Bank overdraft ............................................      9,522      12,012
  Purchase of treasury stock ................................     (6,862)     (1,801)
  Stock options exercised ...................................      1,151         246
                                                               ---------   ---------
           NET CASH PROVIDED FROM FINANCING ACTIVITIES ......     17,349      46,243
                                                               ---------   ---------
           DECREASE IN CASH AND CASH EQUIVALENTS ............    (86,130)    (66,746)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..............     91,302      69,331
                                                               ---------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ....................  $   5,172   $   2,585
                                                               =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Interest paid ...........................................  $     577   $  10,461
                                                               =========   =========
    Income taxes paid .......................................  $   4,370   $   5,259
                                                               =========   =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF ACCOUNTING AND PRESENTATION

     The accompanying unaudited consolidated financial statements of Finlay Enterprises, Inc. (the "Company," the "Registrant," "we," "us" and "our"), and its wholly-owned subsidiary, Finlay Fine Jewelry Corporation and its wholly-owned subsidiaries ("Finlay Jewelry"), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. References to "Finlay" mean collectively, the Company and Finlay Jewelry. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of May 1, 2004, and the results of operations and cash flows for the thirteen weeks ended May 1, 2004 and May 3, 2003. Due to the seasonal nature of the business, results for interim periods are not indicative of annual results. The unaudited consolidated financial statements have been prepared on a basis consistent with that of the audited consolidated financial statements as of January 31, 2004 referred to below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission").

     These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended January 31, 2004 ("Form 10-K") previously filed with the Commission.

     The results of operations and related disclosures for the thirteen weeks ended May 3, 2003 reflect the Burdines departments as a discontinued operation. See Note 11 for additional information regarding discontinued operations.

     The Company's fiscal year ends on the Saturday closest to January 31. References to 2004, 2003, 2002 and 2001 relate to the fiscal years ending January 29, 2005, January 31, 2004, February 1, 2003 and February 2, 2002, respectively. Each of the fiscal years includes 52 weeks.

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

     The cost to Finlay of gold merchandise sold on consignment, which typically varies with the price of gold, is not fixed until the merchandise is sold. Finlay, at times, enters into forward contracts based upon the anticipated sales of gold product in order to hedge against the risk of gold price fluctuations. Such contracts typically have durations ranging from one to nine months. Changes in the market value of forward contracts are accounted for as an addition to, or reduction from, the inventory cost. At both May 1, 2004 and January 31, 2004, the Company had several open positions in gold forward contracts totaling 62,000 fine troy ounces and 25,000 fine troy ounces, respectively, to purchase gold for $24.8

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

million and $10.2 million, respectively. The fair value of gold under such contracts was $24.3 million and $10.0 million at May 1, 2004 and January 31, 2004, respectively.

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

     Effective in 2002, the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") finalized Issue No. 02-16, "Accounting By a Customer (Including a Reseller) for Cash Consideration Received from a Vendor" ("EITF 02-16"). EITF 02-16 addresses the accounting treatment for vendor allowances and provides that cash consideration received from a vendor should be presumed to be a reduction of the prices of the vendors' product and should therefore be shown as a reduction in the purchase price of the merchandise. Further, these allowances should be recognized as a reduction in cost of sales when the related product is sold. To the extent that the cash consideration represents a reimbursement of a specific, incremental and identifiable cost, then those vendor allowances should be used to offset such costs.

      As of May 1, 2004 and January 31, 2004, deferred vendor allowances totaled
(i) $15.3 million and $17.1 million, respectively, for owned merchandise, which allowances are included as an offset to merchandise inventories on the Company's Consolidated Balance Sheets, and (ii) $7.8 million and $9.5 million, respectively, for merchandise received on consignment, which allowances are included as deferred income on the Company's Consolidated Balance Sheets.

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

     The Company has designated its existing derivative instruments, consisting of gold forward contracts, as cash flow hedges. For derivative instruments designated as cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income, a separate component of stockholders' equity, and is reclassified into cost of sales when the offsetting effects of the hedged transaction impact earnings. Changes in the fair value of the derivative attributable to hedge ineffectiveness are recorded in earnings immediately. At May 1, 2004 and January 31, 2004, the fair value of the gold forward contracts resulted in the recognition of a liability of $478,000 and $144,000, respectively. The amount recorded in accumulated other

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

comprehensive loss at May 1, 2004 of $284,000, net of tax, is expected to be reclassified into earnings during the remainder of 2004. The amount recorded in accumulated other comprehensive loss at January 31, 2004 of $85,000, net of tax, was reclassified into earnings in the first quarter of 2004.

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

     NET INCOME (LOSS) PER SHARE: Net loss per share has been computed in accordance with SFAS No. 128, "Earnings per Share". Basic and diluted net loss per share were calculated using the weighted average number of shares outstanding during each period, with options to purchase Common Stock, restricted stock and restricted stock units included in diluted net loss per share, using the treasury stock method, to the extent that such options, restricted stock and restricted stock units were dilutive. As the Company had a net loss for the thirteen weeks ended May 1, 2004 and May 3, 2003, the stock options, restricted stock and restricted stock units are not considered in the calculation of diluted net loss per share due to their anti-dilutive effect. As a result, the weighted average number of shares outstanding used for both the basic and diluted net loss per share calculations was the same. Total stock options, restricted stock and restricted stock units outstanding were 1,542,848 and 1,555,635 at May 1, 2004 and May 3, 2003, respectively, at prices ranging from $7.05 to $24.31 per share in each period. For the period ended May 1, 2004, 213,750 shares of restricted stock and 84,542 restricted stock units were excluded from the computation of diluted earnings per share. For the period ended May 3, 2003, 100,000 shares of restricted stock were excluded from the computation of diluted earnings per share. See Note 7.

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

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". As permitted by SFAS No. 123, the Company has elected to continue to account for stock options using the intrinsic value method. Accordingly, no compensation expense has been recognized for its stock options. Had the fair value method of accounting been applied to the Company's stock option plans, which requires recognition of compensation cost ratably over the vesting period of the stock options, net loss and net loss per share would be as follows:

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                               THIRTEEN WEEKS ENDED
                                               --------------------
                                                 MAY 1,     MAY 3,
                                                  2004       2003
                                                -------    -------
                                                  (IN THOUSANDS)
Reported net loss ...........................   $(1,857)   $(1,453)
Add: Stock-based compensation determined
      under the fair value method, net of tax      (253)      (223)
Deduct: Stock-based compensation
      expense included in reported net loss,
      net of tax ............................       174         76
                                                -------    -------
Pro forma net loss ..........................   $(1,936)   $(1,600)
                                                =======    =======
Basic and diluted net loss per share:
Reported net loss per share .................   $ (0.21)   $ (0.16)
                                                =======    =======
Pro forma net loss per share ................   $ (0.22)   $ (0.18)
                                                =======    =======

     COMPREHENSIVE INCOME (LOSS): SFAS No. 130, "Reporting Comprehensive Income" requires disclosure of comprehensive income, defined as the total of net income and all other non-owner changes in equity, which under generally accepted accounting principles, are recorded directly to the stockholders' equity section of the consolidated balance sheet and, therefore, bypass net income. For 2004 and 2003, the only non-owner change in equity related to the change in fair value of the Company's outstanding gold forward contracts. For the thirteen weeks ended May 1, 2004 and May 3, 2003, the comprehensive loss, calculated as the total of the net loss plus the change in fair value of the Company's outstanding gold forward contracts, was $2.1 million and $1.5 million, respectively.

     NEW ACCOUNTING PRONOUNCEMENT: FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of APB No. 50" ("FIN 46") was issued in January 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity under certain circumstances. Additionally, in December 2003, the FASB issued FASB Interpretation No. 46 Revised, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51" ("FIN No. 46R"), which provided, among other things, immediate deferral of the application of FIN 46 for entities which did not originally qualify as special purpose entities, and provided additional scope exceptions for joint ventures with business operations and franchises. FIN No. 46R has no impact on the consolidated financial statements.

NOTE 3 - DESCRIPTION OF BUSINESS

     The Company conducts business through its wholly-owned subsidiary, Finlay Jewelry. Finlay is a retailer of fine jewelry products and operates leased fine jewelry departments in department stores throughout the United States. The fourth quarter of 2003 accounted for approximately 42% of Finlay's sales and approximately 89% of its income from operations, due to the seasonality of the retail jewelry industry. Approximately 51% of Finlay's sales in 2003 were from operations in The May Department Stores Company ("May") and 18% in departments operated in store groups owned by Federated Department Stores ("Federated").

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - SHORT AND LONG-TERM DEBT

     On January 22, 2003, Finlay Jewelry's revolving credit agreement with General Electric Capital Corporation and certain other lenders was amended and restated (the "Revolving Credit Agreement"). The Revolving Credit Agreement, which matures in January 2008, provides Finlay Jewelry with a senior secured revolving line of credit up to $225.0 million (the "Revolving Credit Facility"). At May 1, 2004, $13.5 million was outstanding under this facility, at which point the unused excess availability was $194.2 million. The average amounts outstanding under the Revolving Credit Agreement were $10.3 million and $23.1 million for the thirteen weeks ended May 1, 2004 and May 3, 2003, respectively. The maximum amount outstanding for the thirteen weeks ended May 1, 2004 was $28.7 million, at which point the unused excess availability was $187.3 million.

       At May 1, 2004, the Company had outstanding 9% Senior Debentures, due May 1, 2008, having an aggregate principal amount of $75.0 million (the "Senior Debentures") and Finlay Jewelry had outstanding 8-3/8% Senior Notes, due May 1, 2008, having an aggregate principal amount of $150.0 million (the "Senior Notes"). The Senior Debentures and the Senior Notes became redeemable after May 1, 2003, in whole or in part, at the option of Finlay, at specified redemption prices, plus accrued and unpaid interest, if any, to the date of redemption. See
Note 12 for additional information related to the refinancing transactions involving the Senior Debentures and the Senior Notes.

NOTE  5 - MERCHANDISE INVENTORIES

   Merchandise inventories consisted of the following:

                                                                     MAY 1,   JANUARY 31,
                                                                      2004      2004
                                                                    --------  -----------
                                                                      (IN THOUSANDS)
   Jewelry goods - rings, watches and other fine jewelry
       (first-in, first-out ("FIFO")  basis) ....................   $311,827   $289,546
   Less:  Excess of FIFO cost over LIFO inventory value .........     17,390     16,598
                                                                    --------   --------
                                                                    $294,437   $272,948
                                                                    ========   ========

      In accordance with EITF 02-16, merchandise inventories have been reduced by $15.3 million and $17.1 million at May 1, 2004 and January 31, 2004, respectively, to reflect the vendor allowances as a reduction in the cost of merchandise. The LIFO method had the effect of increasing the loss before taxes for the thirteen weeks ended May 1, 2004 and May 3, 2003 by $0.8 million and $0.2 million, respectively. Finlay determines its LIFO inventory value by utilizing selected producer price indices published for jewelry and watches by the Bureau of Labor Statistics.

     Approximately $370.3 million and $364.5 million at May 1, 2004 and January 31, 2004, respectively, of merchandise received on consignment is not included in merchandise inventories and accounts payable-trade in the accompanying Consolidated Balance Sheets.

     Finlay Jewelry is a party to an amended and restated gold consignment agreement (as amended, the "Gold Consignment Agreement"), which enables Finlay Jewelry to receive consignment merchandise by providing gold, or otherwise making payment, to certain vendors. While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to the gold consignor.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  5 - MERCHANDISE INVENTORIES (CONTINUED)

     Finlay Jewelry's Gold Consignment Agreement matures on July 31, 2005, and permits Finlay Jewelry to consign up to the lesser of (i) 165,000 fine troy ounces or (ii) $50.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. In the event this agreement is terminated, Finlay Jewelry would be required to return the gold or purchase the outstanding gold at the prevailing gold rate in effect on that date. At May 1, 2004 and January 31, 2004, amounts outstanding under the Gold Consignment Agreement totaled 120,334 and 116,835 fine troy ounces, respectively, valued at $46.8 million and $46.7 million, respectively. For financial statement purposes, the consigned gold is not included in merchandise inventories on the Company's Consolidated Balance Sheets and, therefore, no related liability has been recorded.

NOTE 6 - LEASE AGREEMENTS

     Finlay conducts substantially all of its operations as leased departments in department stores. All of these leases, as well as rentals for office space and equipment, are accounted for as operating leases. A substantial number of such operating leases expire on various dates through 2008. All references herein to leased departments refer to fine jewelry departments operated pursuant to license agreements or other similar arrangements with host department stores.

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

      The store leases provide for the payment of fees based on sales, plus, in some instances, installment payments for fixed assets. Only minimum fees, as represented in the table below, are guaranteed by the lease agreements with host department stores. Lease expense, included in selling, general and administrative expenses, is as follows:

                                              THIRTEEN WEEKS ENDED
                                        ---------------------------------
                                            MAY 1,             MAY 3,
                                             2004              2003
                                        ---------------    --------------
                                                  (IN THOUSANDS)
          Minimum fees..............    $         406        $      363
          Contingent fees...........           30,946            28,571
                                        ---------------    --------------
            Total...................    $      31,352        $   28,934
                                        ===============    ==============

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - STOCK REPURCHASE PROGRAM AND RESTRICTED STOCK AWARDS

      On December 1, 2000, the Company announced that its Board of Directors had approved a stock repurchase program to acquire up to $20 million of outstanding Common Stock. The stock repurchase program has been extended from time to time and, on June 19, 2003, the Company's Board of Directors approved the repurchase of an additional $20 million of outstanding Common Stock. The Company may, at the discretion of management, purchase its Common Stock, from time to time through September 29, 2004. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, availability under the Revolving Credit Facility, compliance with certain restrictive covenants and Finlay's cash position and requirements going forward. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. Through 2003, the Company repurchased a total of 1,815,159 shares for approximately $20,537,000. For the thirteen weeks ended May 1, 2004 and May 3, 2003, the Company repurchased 392,745 shares and 144,630 shares for $6,862,000 and $1,801,000, respectively.

      In February 2001, an executive officer of the Company was issued 100,000 shares of Common Stock, subject to restrictions ("Restricted Stock"), pursuant to a restricted stock agreement. The Restricted Stock becomes fully vested after four years of continuous employment with the Company and is accounted for as a component of stockholders' equity. Compensation expense of approximately $1.2 million is being amortized over four years. Amortization for the thirteen week periods ended May 1, 2004 and May 3, 2003 totaled approximately $76,000.

       In August 2003, an executive officer of the Company was issued an additional 50,000 shares of Restricted Stock pursuant to a restricted stock agreement. The Restricted Stock vests fifty percent on January 31, 2005, with the remaining fifty percent vesting on June 30, 2007, subject to the provisions of the restricted stock agreement, and is accounted for as a component of stockholders' equity. Compensation expense of approximately $774,000 is being amortized over the respective vesting periods. Amortization for the thirteen weeks ended May 1, 2004 totaled $90,000.

       In October 2003, certain executives of the Company were awarded a total of 31,250 shares of Restricted Stock, pursuant to restricted stock agreements. The Restricted Stock becomes fully vested after four years of continuous employment with the Company and is accounted for as a component of stockholders' equity with respect to unamortized restricted stock compensation. However, such shares are not considered outstanding. Compensation expense of approximately $473,000 is being amortized over four years. Amortization for the thirteen weeks ended May 1, 2004 totaled $30,000.

       In April 2004, certain executives of the Company were awarded a total of 32,500 shares of Restricted Stock, pursuant to restricted stock agreements. The Restricted Stock becomes fully vested after two years of continuous employment with the Company and is accounted for as a component of stockholders' equity with respect to unamortized restricted stock compensation. However, such shares are not considered outstanding. Compensation expense of approximately $629,000 is being amortized over two years.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - EXECUTIVE AND DIRECTOR DEFERRED COMPENSATION AND STOCK
         PURCHASE PLANS

       On April 16, 2003, the Board of Directors adopted the Executive Deferred Compensation and Stock Purchase Plan and the Director Deferred Compensation and Stock Purchase Plan, which was approved by the Company's stockholders on June 19, 2003 (the "RSU Plans"). Under the RSU Plans, key executives of Finlay and the Company's non-employee directors as directed by the Company's Compensation Committee, are eligible to acquire restricted stock units ("RSUs"). An RSU is a unit of measurement equivalent to one share of common stock, but with none of the attendant rights of a stockholder of a share of common stock. Two types of RSUs are awarded under the RSU Plans: (i) participant RSUs, where a plan participant may elect to defer, in the case of an executive employee, a portion of his or her actual or target bonus, and in the case of a non-employee director, his or her retainer fees and Committee chairmanship fees, and receive RSUs in lieu thereof and (ii) matching RSUs, where the Company will credit a participant's plan account with one matching RSU for each participant RSU that a participant elects to purchase. While participant RSUs are fully vested at all times, matching RSUs are subject to vesting and forfeiture as set forth in the RSU Plans. At the time of distribution under the RSU Plans, RSUs are converted into actual shares of Common Stock of the Company. As of May 1, 2004, 84,542 restricted stock units have been awarded under the RSU Plans. Amortization for the thirteen weeks ended May 1, 2004 totaled approximately $40,000.

NOTE 9 - DEPARTMENT CLOSINGS

      On July 30, 2003, May announced its intention to divest 32 Lord & Taylor stores, as well as two other stores in its Famous-Barr division resulting in the closure of nine departments in 2003 and five departments in the first quarter of 2004. In 2003, Finlay generated approximately $20.0 million in sales from these 34 departments. Currently, with the exception of three stores, May has not announced a specific timeline for when the remaining stores will close. During the first quarter of 2004, Finlay recorded charges of approximately $0.4 million relating to the accelerated depreciation of fixed assets, the loss on disposal of fixed assets (for departments closed in the quarter) and severance.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

      From time to time, Finlay is involved in litigation relating to claims arising out of its operations in the normal course of business. As of June 7, 2004, Finlay is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on Finlay's business, results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on Finlay's consolidated financial statements.

      The Company has not provided any third-party financial guarantees as of May 1, 2004.

NOTE 11 - DISCONTINUED OPERATIONS

     On August 26, 2003, the Company announced that Federated would not renew Finlay's lease in the Burdines department store division due to the planned consolidation of the Burdines and Macy's fine jewelry departments in 2004. The termination of the lease, effective January 31, 2004, resulted in the closure of 46 Finlay departments in the Burdines department store division. In 2003, Finlay generated

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - DISCONTINUED OPERATIONS (CONTINUED)

approximately $55.0 million in sales from the Burdines departments. The results of operations of the Burdines departments have been segregated from those of continuing operations, net of tax, and classified as discontinued operations for the thirteen weeks ended May 3, 2003.

     A summary of statements of operations information relating to the discontinued operations is as follows (in thousands):
                                                       THIRTEEN WEEKS ENDED
                                                            MAY 3, 2003
                                                      ----------------------
Sales..............................................        $     10,781
Income before income taxes (1) (2).................               1,001
Discontinued operations, net of tax................                 611

(1) Includes an allocation of $44,000 of interest expense related to the Revolving Credit Agreement.
(2) The results of operations of the Burdines departments excludes allocations of general and administrative expenses and interest expense related to the Senior Notes and the Senior Debentures.

NOTE 12 - SUBSEQUENT EVENT

     On May 7, 2004, the Company and Finlay Jewelry each commenced an offer to purchase for cash any and all of the Company's Senior Debentures and Finlay Jewelry's Senior Notes, respectively. In conjunction with the tender offers, the Company and Finlay Jewelry each solicited consents to effect certain proposed amendments to the indentures governing the Senior Debentures and Senior Notes, respectively. On May 20, 2004, the Company and Finlay Jewelry announced that holders of approximately 79% and 98% of the outstanding Senior Debentures and the outstanding Senior Notes, respectively, tendered their securities and consented to the proposed amendments to the related indentures.

    On June 3, 2004, Finlay Jewelry completed the sale of 8-3/8% Senior Notes, due June 1, 2012, having an aggregate principal amount of $200.0 million (the "New Senior Notes"). Interest on the New Senior Notes is payable semi-annually on June 1 and December 1 of each year, commencing on December 1, 2004. Finlay Jewelry used the net proceeds from the offering of the New Senior Notes, together with drawings from its Revolving Credit Facility, to repurchase the tendered Senior Notes and to make consent payments and to distribute $77.3 million to the Company to enable it to repurchase the tendered Senior Debentures and to make consent payments. Additionally, on June 3, 2004, the Company and Finlay Jewelry called for the redemption of all of the untendered Senior Debentures and Senior Notes, respectively, and these securities will be repurchased on or about July 2, 2004.

     Finlay Jewelry incurred approximately $5 million in costs associated with the sale of the New Senior Notes, which will be deferred and amortized, beginning in June 2004, over the term of the New Senior Notes. In June 2004, the Company recorded a pre-tax charge of approximately $8.9 million, including $6.7 million for the redemption premiums on the Senior Debentures and the Senior Notes and $2.2 million to write-off deferred financing costs related to the Senior Debentures and the Senior Notes.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - SUBSEQUENT EVENT (CONTINUED)

      The New Senior Notes are unsecured senior obligations and rank equally in right of payment with all of the existing and future unsubordinated indebtedness of Finlay Jewelry and senior to any future indebtedness of Finlay Jewelry that is expressly subordinated to the New Senior Notes. The New Senior Notes are effectively subordinated to Finlay Jewelry's secured indebtedness, including obligations under its Revolving Credit Agreement and its Gold Consignment Agreement, to the extent of the value of the assets securing such indebtedness, and effectively subordinated to the indebtedness and other liabilities (including trade payables) of its subsidiaries. Finlay Jewelry may redeem the New Senior Notes, in whole or in part, at any time on or after June 1, 2008 at specified redemption prices, plus accrued and unpaid interest, if any, to the date of the redemption. In addition, before June 1, 2007, Finlay Jewelry may redeem up to 35% of the aggregate principal amount of the New Senior Notes with the net proceeds of certain equity offerings at 108.375% of the principal amount thereof, plus accrued interest to the redemption date. Upon certain change of control events, each holder of the New Senior Notes may require Finlay Jewelry to purchase all or a portion of such holder's New Senior Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued interest to the purchase date. The indenture governing the New Senior Notes contains restrictions relating to, among other things, the payment of dividends, redemptions or repurchases of capital stock, the incurrence of additional indebtedness, the making of certain investments, the creation of certain liens, the sale of certain assets, entering into transactions with affiliates, engaging in mergers and consolidations and the transfer of all or substantially all assets.

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Our Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided as a supplement to the accompanying consolidated financial statements and notes thereto contained in Item 1 of this report. This MD&A is organized as follows:

   o EXECUTIVE OVERVIEW - This section provides a general description of our business and a brief discussion of the opportunities, challenges and risks that we focus on in the operation of our business.

   o RESULTS OF OPERATIONS - This section provides an analysis of the significant line items on the consolidated statements of operations.

   o LIQUIDITY AND CAPITAL RESOURCES - This section provides an analysis of liquidity, cash flows, sources and uses of cash, contractual obligations and financial position.

   o SEASONALITY - This section describes the effects of seasonality on our business.

   o CRITICAL ACCOUNTING POLICIES AND ESTIMATES - This section discusses those accounting policies that both are considered important to our financial condition and results of operations, and require us to exercise subjective or complex judgments in their application. In addition, all of our significant accounting policies, including critical accounting policies, are summarized in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K, as amended, for the year ended January 31, 2004.

   o SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS - This section provides cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause actual results to differ materially from our historical results or current expectations or projections.

         The results of operations for the thirteen weeks ended May 3, 2003 reflect the Burdines departments as a discontinued operation, and, unless otherwise indicated, the following discussion relates to our continuing operations.

EXECUTIVE OVERVIEW

OUR BUSINESS

     We are one of the leading retailers of fine jewelry in the United States and operate fine jewelry departments in major department stores for retailers such as May and Federated. We sell a broad selection of moderately priced jewelry, with an average sales price of approximately $191 per item. As of May 1, 2004, we operated 970 locations in 17 host store groups, in 46 states and the District of Columbia.

     Our primary focus is to offer desirable and competitively priced products and to provide superior merchandise assortments, quality and customer service. Our ability to quickly identify emerging trends and maintain strong relationships with vendors has enabled us to present better assortments in our showcases. We believe that we are an important contributor to each of our host store groups and continue to seek opportunities to penetrate the department store segment. By outsourcing their fine jewelry departments to us, host store groups gain our expertise in merchandising, selling and marketing jewelry and customer service. Additionally, by avoiding high working capital investments typically required of the traditional retail jewelry business, host stores improve their return on investment and increase their profitability. As a lessee, we benefit from the host stores' reputation, customer traffic, credit services and established customer base. We also avoid the substantial capital investment in fixed assets typical of a stand-alone retail format. These factors have generally led our new departments to achieve profitability within the first twelve months of operation.

     We measure ourselves against key financial measures that we believe provide a well-balanced perspective regarding our overall financial success. Those benchmarks are as follows, together with how they are computed:

     o Diluted earnings per share ("EPS") (net income divided by weighted average shares outstanding with options to purchase common stock, restricted stock and restricted stock units, included to the extent they are dilutive) which, when compared to prior period, is an indicator of the increased returns generated for our shareholders;

     o Comparable department sales growth computed as the percentage change in sales for departments open for the same months during the comparable periods. Comparable department sales are measured against our host store groups as well as other jewelry retailers;

     o Total net sales growth (current period total net sales minus prior period total net sales divided by prior period total net sales equals percentage change) which indicates, among other things, the success of our selection of new store locations and the effectiveness of our merchandising strategies; and

     o Operating margin rate (income from operations divided by net sales) which is an indicator of our success in leveraging our fixed costs and managing our variable costs.

FIRST QUARTER HIGHLIGHTS

     During the first quarter of 2004, we continued to successfully execute our marketing and merchandising strategy, as evidenced by our 6.8% growth in comparable department sales. Total sales were $187.6 million for the thirteen weeks ended May 1, 2004 compared to $175.4 million for the thirteen weeks ended May 3, 2003, an increase of 6.9%. Gross margin increased by $4.5 million compared to 2003, and as a percentage of sales, gross margin decreased by 0.9% from 51.7% to 50.8%. Although SG&A increased $4.0 million, as a percentage of sales, SG&A decreased 1.0% from 48.0% to 47.0%. Borrowings under the Revolving Credit Agreement decreased $22.7 million from $36.2 million at May 3, 2003 to $13.5 million at May 1, 2004. Additionally, the average outstanding balance decreased to $10.3 million as compared to $23.1 million in the prior year. Maximum outstanding borrowings during the thirteen weeks ended May 1, 2004 peaked at $28.7 million, at which point the available borrowings under the Revolving Credit Agreement were $187.3 million.

OUTLOOK

   We continue to seek growth opportunities and plan to continue to pursue the following key initiatives:

     o    Increase comparable department sales;

     o    Add departments within existing host store groups;

     o    Add new host store relationships;

     o    Open new channels of distribution;

     o    Continue to raise customer service standards;

     o    Strengthen selling teams through training programs;

     o    Continue to improve operating leverage;

     o    De-leverage the balance sheet; and

     o    Continue our stock repurchase program.

     Our management believes that current trends in jewelry retailing provide a significant opportunity for our growth. Consumers spent approximately $54.0 billion on jewelry (including both fine jewelry and costume jewelry) in the United States in calendar year 2003, an increase of approximately $19.9 billion over 1993, according to the United States Department of Commerce, representing a compound annual growth rate of 4.7%. In the department store sector in which we operate, consumers spent an estimated $4.0 billion on fine jewelry in calendar year 2002. Our management believes that demographic factors such as the maturing U.S. population and an increase in the number of working women have resulted in greater disposable income, thus contributing to the growth of the fine jewelry retailing industry. Our management also believes that jewelry consumers today increasingly perceive fine jewelry as a fashion accessory, resulting in purchases which augment our gift and special occasion sales.

OPPORTUNITIES, RISKS AND UNCERTAINTIES

      We achieved sustained growth during 2003 and the first quarter of 2004, however, we faced certain challenges as well, including:

     o    Dependence on or loss of certain host store relationships; and

     o    Host store consolidation.

    During 2003, Federated announced that it would not renew our lease in the Burdines department store division, which resulted in the closure of 46 Burdines departments in January 2004. These 46 departments generated approximately $55 million in revenue during 2003, which is included in discontinued operations. Due to the termination of the Burdines lease, we recorded a non-cash charge of $13.8 million in 2003 for the write-down of goodwill resulting from the closure of the Burdines departments.

     Additionally, during 2003, May announced its intention to close certain of its smaller, less profitable stores, including 32 Lord & Taylor stores, as well as two stores in its Famous-Barr division, resulting in the closure of nine departments in 2003 and five departments during the first quarter of 2004. In 2003, we generated approximately $20 million in sales from these 34 departments.

     During 2003, approximately 51% and 18% of our sales were generated by departments operated in store groups owned by May and Federated, respectively. We have operated departments with May since 1948 and with Federated since 1983. We believe that our relationships with these hosts are excellent. Nevertheless, a decision by either company to transfer the operation of some or all of their departments to a competitor or to assume the operation of those departments themselves would have a material adverse effect on our business and financial condition. Additionally, the department store industry may experience significant consolidations in the future. Although we have, in the past, generally benefited from host store consolidations, there is no assurance that our host store relationships will not be impacted as a result of such host store consolidation.

      An important initiative and focus of management is developing opportunities for our growth. We consider it a high priority to identify new businesses that offer growth, financial viability and manageability and will have a positive impact on shareholder value.

RESULTS OF OPERATIONS

     The following table sets forth operating results as a percentage of sales for the periods indicated. The discussion that follows should be read in conjunction with the following table:

                                                           THIRTEEN WEEKS ENDED
                                                         -----------------------
                                                           MAY 1,      MAY 3,
                                                            2004        2003
                                                          --------    ---------
          STATEMENT OF OPERATIONS DATA:
          (UNAUDITED)
          Sales ......................................     100.0%      100.0%
          Cost of sales ..............................      49.2        48.3
                                                           -----       -----
            Gross margin .............................      50.8        51.7
          Selling, general and administrative expenses      47.0        48.0
          Depreciation and amortization ..............       2.4         2.3
                                                           -----       -----
             Income from operations ..................       1.4         1.4
          Interest expense, net ......................       3.0         3.3
                                                           -----       -----
          Loss from continuing operations before
              income taxes ...........................      (1.6)       (1.9)
          Benefit for income taxes ...................      (0.6)       (0.7)
                                                           -----       -----
          Loss from continuing operations ............      (1.0)       (1.2)
          Discontinued operations, net of tax ........      --           0.4
                                                           -----       -----
          Net loss ...................................      (1.0)%      (0.8)%
                                                           =====       =====

THIRTEEN WEEKS ENDED MAY 1, 2004 COMPARED WITH THIRTEEN WEEKS ENDED MAY 3, 2003

     SALES. Sales for the thirteen weeks ended May 1, 2004 increased $12.1 million, or 6.9%, over the comparable period in 2003. Comparable department sales (departments open for the same months during the comparable periods) increased 6.8%. We attribute the increase in sales primarily to our merchandising and marketing strategy, which includes the following initiatives:
(i) emphasizing our "Best Value" merchandising programs, which provide a targeted assortment of items at competitive prices; (ii) focusing on holiday and event-driven promotions as well as host store marketing programs; and (iii) positioning our departments as "destination locations" for fine jewelry.

     During the thirteen weeks ended May 1, 2004, we opened nine departments and closed 11 departments. The openings and closings were all within existing store groups.

     GROSS MARGIN. Gross margin for the period increased by $4.5 million in 2004 compared to 2003, and, as percentage of sales, gross margin decreased by 0.9%. The components of this 0.9% decrease in gross margin are as follows:

                     COMPONENT                       %                              REASON
         -----------------------------------  ---------------- --------------------------------------------------
         Merchandise cost of sales.........        (0.4)       Increase in  merchandise  cost of sales is due to
                                                               our   continued   efforts  to   increase   market
                                                               penetration  and market share through our pricing
                                                               strategy and the impact of higher gold prices.
         LIFO .............................        (0.3)       Increase in the LIFO provision from $0.2 million
                                                               to $0.8 million.
         Shortage .........................        (0.2)       The  2003  physical   inventory  results  (actual
                                                   -----       shortage  vs.  accrual)  were more  favorable  as
                                                               compared to the 2004 results  (partially due to a
                                                               lowering of the shrink accrual in 2004).
                      Total ...............        (0.9)%
                                                   =====

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The components of SG&A include payroll expense, lease fees, net advertising expenditures and other field and administrative expenses. SG&A increased $4.0 million, or 4.7%. As a percentage of sales, SG&A decreased to 47.0% from 48.0%. The components of this 1.0% net decrease in SG&A are as follows:

                     COMPONENT                       %                                        REASON
         -----------------------------------  ---------------- --------------------------------------------------
         Net advertising expenditures......         0.4        Decrease in net  advertising  expenditures is due
                                                               to  lower  gross  advertising  expenditures  as a
                                                               percentage of sales.
         Payroll expense ..................         0.3        Favorably impacted by the leveraging of payroll
                                                               expense.
         Rent  ............................        (0.2)       Increase in rent expense is due to a change in
                                                               the mix of host store group sales.
         Other expenses....................         0.5        Decrease in other expenses is due primarily to
                                                   -----       the favorable leveraging of these expenses.
                        Total .............         1.0%
                                                   =====

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $0.2 million reflecting additional depreciation and amortization as a result of capital expenditures for the most recent twelve months, offset by the effect of certain assets becoming fully depreciated. In addition, accelerated depreciation costs totaling approximately $0.1 million, associated with the Lord & Taylor store closings, were recorded in the period.

     INTEREST EXPENSE, NET. Interest expense decreased by $0.1 million primarily due to a decrease in average borrowings ($235.3 million for the period in 2004 compared to $248.1 million for the comparable period in 2003). The weighted average interest rate was approximately 8.4% for the 2004 period compared to 8.2% for the comparable period in 2003.

      BENEFIT FOR INCOME TAXES. The income tax benefit for both the 2004 and 2003 periods reflects effective tax rates of 39%.

     DISCONTINUED OPERATIONS. Discontinued operations includes the results of operations of the Burdines departments. Discontinued operations, net of tax, for the 2003 period was $0.6 million.

     NET LOSS. Net loss of $1.9 million for the 2004 period represents an increase of $0.4 million as compared to the net loss of $1.5 million in the prior period as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Information about our financial position as of May 1, 2004 and January 31, 2004 is presented in the following table:

                                                        MAY 1,     JANUARY 31,
                                                         2004         2004
                                                       --------     --------
                                                       (DOLLARS IN THOUSANDS)
               Cash and cash equivalents .........     $  5,172     $ 91,302
               Working capital ...................      234,106      238,333
               Long-term debt ....................      225,000      225,000
               Stockholders' equity ..............      146,258      152,896

     Our primary capital requirements are for funding working capital for new departments and for growth of existing departments, as well as debt service obligations and lease payments to host store groups, and, to a lesser extent, capital expenditures for opening new departments, renovating existing departments and information technology investments. For 2003, capital expenditures totaled $12.9 million and for 2004 are estimated to be approximately $12 to $14 million. Although capital expenditures are limited by the terms of the Revolving Credit Agreement, to date, this limitation has not precluded us from satisfying our capital expenditure requirements.

     We currently expect to fund capital expenditure requirements as well as liquidity needs from a combination of cash, internally generated funds and financing arrangements. We believe that our internally generated liquidity through cash flows from operations, together with access to external capital resources, will be sufficient to satisfy existing commitments and plans and will provide adequate financing flexibility.

     Cash flows for the thirteen weeks ended May 1, 2004 and May 3, 2003 were as follows:

                                                       THIRTEEN WEEKS ENDED
                                                     ------------------------
                                                       MAY 1,         MAY 3,
                                                        2004           2003
                                                     ---------      ---------
                                                      (DOLLARS IN THOUSANDS)
               Operating activities ............     $(100,359)     $(110,066)
               Investing activities ............        (3,120)        (2,923)
               Financing activities ............        17,349         46,243
                                                     ---------      ---------
                   Total cash used in operations     $ (86,130)     $ (66,746)
                                                     =========      =========

     Our current priorities for our use of cash or borrowings, as a result of borrowings available under the Revolving Credit Agreement, are:

     o Capital expenditures for new departments, expansions and remodeling of existing departments;

     o    Investments in technology;

     o    Strategic acquisitions; and

     o    Stock repurchases under our stock repurchase program.

OPERATING ACTIVITIES

     The primary source of our liquidity is cash flows from operating activities. The key component of operating cash flow is merchandise sales. Operating cash outflows include payments to vendors for inventory, services and supplies, payments for employee payroll, lease payments and payments of interest and taxes. Net cash flows used in operating activities were $100.4 million and $110.1 million for the thirteen weeks ended May 1, 2004 and May 3, 2003, respectively.

     Our operations substantially preclude customer receivables as our lease agreements require host stores to remit sales proceeds for each month (without regard to whether such sales were cash, store credit or national credit card) to us approximately three weeks after the end of such month. However, we cannot ensure the collection of sales proceeds from our host stores. Additionally, on average, approximately 50% of our merchandise has been carried on consignment. Our working capital balance was $234.1 million at May 1, 2004, a decrease of $4.2 million from January 31, 2004, resulting primarily from the impact of the interim net loss (exclusive of depreciation and amortization), capital expenditures and the purchase of treasury stock.

     The seasonality of our business causes working capital requirements, and therefore borrowings under the Revolving Credit Agreement, to reach their highest level in the months of October, November and December in anticipation of the year-end holiday season. Accordingly, we experience seasonal cash needs as inventory levels peak. Additionally, substantially all of our lease agreements provide for accelerated payments during the months of November and December, which require the host store groups to remit to us 75% of the estimated months' sales prior to or shortly following the end of that month. These proceeds result in a significant increase in our cash, which is used to reduce our borrowings under the Revolving Credit Agreement.

INVESTING ACTIVITIES

      Investment cash outflows include payments for capital expenditures, including property and equipment. Net cash used in investing activities was $3.1 million and $2.9 million for the thirteen weeks ended May 1, 2004 and May 3, 2003, respectively. Capital expenditures during each period related primarily to expenditures for new department openings and renovations.

FINANCING ACTIVITIES

     Proceeds from, and principal payments on, the Revolving Credit Facility and stock repurchases have been our primary financing activities. Net cash provided by financing activities was $17.3 million for the thirteen weeks ended May 1, 2004, consisting principally of net borrowings under the Revolving Credit Facility and the repurchase of 392,745 shares of Common Stock for approximately $6.9 million under our stock repurchase program, partially offset by funds received from stock option exercises. Net cash provided by financing activities was $46.2 million for the thirteen weeks ended May 3, 2003 principally related to net borrowings under the Revolving Credit Facility and the repurchase of 144,630 shares for approximately $1.8 million under the stock repurchase program.

     In January 2003, we entered into the Revolving Credit Agreement, which expires in January 2008. The Revolving Credit Agreement provides us with a line of credit of up to $225.0 million to finance working capital needs. Amounts outstanding under the Revolving Credit Agreement bear interest at a rate equal to, at our option, (i) the prime rate plus a margin ranging from zero to 1.0% or
(ii) the adjusted Eurodollar rate plus a margin ranging from 1.0% to 2.0%, in each case depending on our financial performance. The weighted average interest rate was 4.2% and 4.3% during the period ended May 1, 2004 and May 3, 2003, respectively.

      In each year, we are required to reduce the outstanding revolving credit balance and letter of credit balance under the Revolving Credit Agreement to $50.0 million or less and $20.0 million or less, respectively, for a 30 consecutive day period (the "Balance Reduction Requirement"). Borrowings under the Revolving Credit Agreement were $13.5 million at May 1, 2004, compared to a zero balance at January 31, 2004 and $36.2 million at May 3, 2003. The average amounts outstanding under the Revolving Credit Agreement were $10.3 million and $23.1 million for the thirteen weeks ended May 1, 2004 and May 3, 2003, respectively. The maximum amount outstanding for the thirteen weeks ended May 1, 2004 was $28.7 million, at which point the available borrowings were $187.3 million.

     On May 7, 2004, the Company and Finlay Jewelry each commenced an offer to purchase for cash any and all of the Company's Senior Debentures and Finlay Jewelry's Senior Notes, respectively. In conjunction with the tender offers, the Company and Finlay Jewelry each solicited consents to effect certain proposed amendments to the indentures governing the Senior Debentures and Senior Notes, respectively. On May 20, 2004, the Company and Finlay Jewelry announced that holders of approximately 79% and 98% of the outstanding Senior Debentures and the outstanding Senior Notes, respectively, tendered their securities and consented to the proposed amendments to the related indentures.

     On June 3, 2004, Finlay Jewelry completed the sale of 8-3/8% Senior Notes, due June 1, 2012, having an aggregate principal amount of $200.0 million (the "New Senior Notes"). Interest on the New Senior Notes is payable semi-annually on June 1 and December 1 of each year, commencing on December 1, 2004. Finlay Jewelry used the net proceeds from the offering of the New Senior Notes, together with drawings from its Revolving Credit Facility, to repurchase the tendered Senior Notes and to make consent payments and to distribute $77.3 million to the Company to enable it to repurchase the tendered Senior Debentures and to make consent payments. Additionally, on June 3, 2004, the Company and Finlay Jewelry called for the redemption of all of the untendered Senior Debentures and Senior Notes, respectively, and these securities will be repurchased on or about July 2, 2004.

     The tender offers, New Senior Notes offering, and redemptions of the outstanding Senior Debentures and Senior Notes were all undertaken to improve the overall capital structure of Finlay by decreasing total long-term debt and extending debt maturities. Following the completion of the redemption of the Senior Debentures, Finlay Jewelry will no longer be required to provide the funds necessary to pay the higher debt service costs associated with the Senior Debentures.

     Finlay Jewelry incurred approximately $5 million in costs associated with the sale of the New Senior Notes, which will be deferred and amortized, beginning in June 2004, over the term of the New Senior Notes. In June 2004, the Company recorded a pre-tax charge of approximately $8.9 million, including $6.7 million for the redemption premiums on the Senior Debentures and the Senior Notes and $2.2 million to write-off deferred financing costs related to the Senior Debentures and the Senior Notes.

      A significant amount of our operating cash flow has been used, or will be required, to pay interest, directly or indirectly, with respect to the New Senior Notes, the Senior Debentures, the Senior Notes and amounts due under the Revolving Credit Agreement, including the payments required pursuant to the Balance Reduction Requirement. As of May 1, 2004, our outstanding borrowings were $238.5 million, which included a $75.0 million balance under the Senior Debentures, a $150.0 million balance under the Senior Notes and a $13.5 million balance under the Revolving Credit Agreement.

      Our agreements covering the Revolving Credit Agreement, the New Senior Notes, the Senior Debentures and the Senior Notes each require that we comply with certain restrictive and financial covenants. In addition, Finlay Jewelry is a party to the Gold Consignment Agreement, which also contains certain covenants. As of and for the thirteen weeks ended May 1, 2004, we are in compliance with all of our covenants. We expect to be in compliance with all of our covenants through 2004. Because compliance is based, in part, on our management's estimates and actual results can differ from those estimates, there can be no assurance that we will be in compliance with the covenants in the future or that the lenders will waive or amend any of the covenants should we be in violation thereof. We believe the assumptions used are appropriate.

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

       The indenture related to the New Senior Notes contains restrictions relating to, among other things, the payment of dividends, redemptions or repurchases of capital stock, the incurrence of additional indebtedness, the making of certain investments, the creation of certain liens, the sale of certain assets, entering into transactions with affiliates, engaging in mergers and consolidations and the transfer of all or substantially all assets.

     We believe that, based upon current operations, anticipated growth and continued availability under the Revolving Credit Agreement, Finlay Jewelry will, for the foreseeable future, be able to meet its debt service and anticipated working capital obligations, and to make distributions sufficient to permit us to meet our debt service obligations on the untendered Senior Debentures and to pay certain other expenses as they come due. No assurances, however, can be given that Finlay Jewelry's current level of operating results will continue or improve or that Finlay Jewelry's income from operations will continue to be sufficient to permit Finlay Jewelry and us to meet our debt service and other obligations. Currently, Finlay Jewelry's principal financing arrangements restrict the amount of annual distributions from Finlay Jewelry to us. Other dividends and distributions, including those required to fund stock or bond repurchases, are subject to Finlay's satisfaction of certain restrictive covenants. The amounts required to satisfy the aggregate of Finlay Jewelry's interest expense totaled $0.6 million and $7.1 million for the thirteen weeks ended May 1, 2004 and May 3, 2003, respectively. As a result of the retail calendar closing date for the first quarter of 2004, the semi-annual interest payment with respect to the Senior Debentures and the Senior Notes totaling $9.7 million was paid in the second quarter of 2004, whereas the first quarter of 2003 included such payments.

     Our long-term needs for external financing will depend on our rate of growth, the level of internally generated funds and the ability to continue obtaining substantial amounts of merchandise on advantageous terms, including consignment arrangements with our vendors. As of May 1, 2004, $370.3 million of consignment merchandise from approximately 300 vendors was on hand as compared to $365.6 million at May 3, 2003. For 2003, we had an average balance of consignment merchandise of $364.7 million.

       The following tables summarize our contractual and commercial obligations which may have an impact on future liquidity and the availability of capital resources, as of May 1, 2004 (dollars in thousands):

                                                                      PAYMENTS DUE BY PERIOD
                                           --------------------------------------------------------------------------
     CONTRACTUAL OBLIGATIONS                TOTAL    LESS THAN 1 YEAR   1 - 3 YEARS   3 - 5 YEARS   MORE THAN 5 YEARS
--------------------------------           --------  ----------------   -----------   -----------   -----------------
 Long-Term Debt Obligations:
      Senior Notes (due 2008) (1) ......   $150,000       $ --             $ --           $150,000       $--
      Senior Debentures (due 2008) (2)..     75,000         --               --             75,000        --
 Operating lease obligations (3) .......      9,070        2,028            3,847            3,195        --
                                           --------       ------           ------         --------       ----
 Total .................................   $234,070       $2,028           $3,847         $228,195       $--
                                           ========       ======           ======         ========       ====

----------
(1) On June 3, 2004, approximately 98% of the Senior Notes were repurchased and Finlay Jewelry issued $200.0 million of New Senior Notes due 2012. Refer to
     Note 12 of Notes to the Consolidated Financial Statements.

(2) On June 3, 2004, approximately 79% of the Senior Debentures were repurchased. Refer to Notes 4 and 12 of Notes to the Consolidated Financial Statements.

(3) Represents future minimum payments under noncancellable operating leases as of January 31, 2004.

                                                            AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
   OTHER COMMERCIAL                               ----------------------------------------------------------------------
   COMMITMENTS                                     TOTAL   LESS THAN 1 YEAR  1 - 3 YEARS  3 - 5 YEARS  MORE THAN 5 YEARS
--------------------------------                  -------  ----------------  -----------  -----------  -----------------
Revolving Credit
    Agreement (due 2008) (1) ................     $13,538      $13,538        $  --         $--            $--
Gold Consignment
   Agreement (expires 2005) (2) .............      46,750         --           46,750        --             --
Letters of credit ...........................      10,690       10,440           --          --             250
                                                  -------      -------        -------       ----           ----
Total .......................................     $70,978      $23,978        $46,750       $--            $250
                                                  =======      =======        =======       ====           ====

----------
(1) The outstanding balance on the Revolving Credit Agreement at June 7, 2004 was $70.4 million.

(2)  Represents amounts outstanding at May 1, 2004.

     We enter into arrangements with vendors to purchase merchandise up to three months in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled.

OFF-BALANCE SHEET ARRANGEMENTS

     Finlay Jewelry's Gold Consignment Agreement enables Finlay Jewelry to receive consignment merchandise by providing gold, or otherwise making payment, to certain vendors. While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to the gold consignor. The Gold Consignment Agreement matures on July 31, 2005 and permits Finlay Jewelry to consign up to the lesser of (i) 165,000 fine troy ounces or
(ii) $50.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. Finlay Jewelry believes its relationship with the gold consignor is good and expects to be in a position to extend the Gold Consignment Agreement upon its expiration. At May 1, 2004, amounts outstanding under the Gold Consignment Agreement totaled 120,334 fine troy ounces, valued at $46.8 million. The average amount outstanding under the Gold Consignment Agreement was $48.0 million in 2003. In the event this agreement is terminated, Finlay Jewelry would be required to return the gold or purchase the outstanding gold at the prevailing gold rate in effect on that date. For financial statement purposes, the consigned gold is not included in merchandise inventories on our Consolidated Balance Sheets and, therefore, no related liability has been recorded.

     The Gold Consignment Agreement requires Finlay Jewelry to comply with certain covenants, including restrictions on the incurrence of certain indebtedness, the creation of liens, engaging in transactions with affiliates and limitations on the payment of dividends. In addition, the Gold Consignment Agreement also contains various financial covenants, including minimum earnings and fixed charge coverage ratio requirements and certain maximum debt limitations. At May 1, 2004, Finlay Jewelry was in compliance with all of its covenants under the Gold Consignment Agreement.

     We have not created, and are not party to, any off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.

OTHER ACTIVITIES AFFECTING LIQUIDITY

     We have an employment agreement with one senior executive which provides for a minimum salary level as well as incentive compensation based on meeting specific financial goals. This agreement expires on January 31, 2005 and has a remaining aggregate minimum value of $0.8 million as of May 1, 2004.

     From time to time, we enter into forward contracts based upon the anticipated sales of gold product in order to hedge against the risk arising from our payment arrangements. At May 1, 2004, we had several open positions in gold forward contracts totaling 62,000 fine troy ounces, to purchase gold for $24.8 million. There can be no assurance that these hedging techniques will be successful or that hedging transactions will not adversely affect our results of operations or financial position.

     In January 2000, Sonab, our European leased jewelry department subsidiary, sold the majority of its assets for approximately $9.9 million. We recorded a pre-tax charge in the fourth quarter of 1999 of $28.6 million, or $1.62 per share on a diluted basis after-tax. As of May 1, 2004, our exit plan has been completed with the exception of certain employee litigation and other legal matters. To date, we have charged a total of $26.4 million against our revised estimate of $27.2 million. We do not believe future operating results or liquidity will be materially impacted by any remaining payments or litigation and legal matters mentioned above.

SEASONALITY

     Our business is highly seasonal, with a significant portion of our sales and income from operations generated during the fourth quarter of each year, which includes the year-end holiday season. The fourth quarter of 2003 accounted for approximately 42% of our sales and approximately 89% of our income from operations. We have typically experienced net losses in the first three quarters of our fiscal year. During these periods, working capital requirements have been funded by borrowings under the Revolving Credit Agreement. Accordingly, the results for any of the first three quarters of any given fiscal year, taken individually or in the aggregate, are not indicative of annual results.

INFLATION

     The effect of inflation on our results of operations has not been material in the periods discussed.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These generally accepted accounting principles require our management to make estimates and assumptions that affect certain financial statement accounts reported and disclosed at the date of the financial statements. Actual results may differ from those estimates.

     Certain of our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K, as amended, for the year ended January 31, 2004. We believe that the following discussion addresses the critical accounting policies which are most important to the portrayal of our financial condition and results of operations and require our management's most difficult, subjective or complex judgments. We are not aware of any likely events or circumstances which would result in different amounts being reported that would materially affect our financial condition or results of operations.

     MERCHANDISE INVENTORIES

     We value our inventories at the lower of cost or market. The cost is determined by the last-in, first-out method utilizing selected producer price indices published for jewelry and watches by the Bureau of

Labor Statistics. Factors related to inventories, such as future consumer demand and the economy's impact on consumer discretionary spending, inventory aging, ability to return merchandise to vendors, merchandise condition and anticipated markdowns, are analyzed to determine estimated net realizable values. An adjustment is recorded to reduce the LIFO cost of inventories, if required. Any significant unanticipated changes in the factors above could have a significant impact on the value of the inventories and our reported operating results.

     Shrinkage is estimated for the period from the last inventory date to the end of the fiscal year on a store by store basis. The shrinkage rate from the most recent physical inventory, in combination with historical experience, is the basis for estimating shrink.

     VENDOR ALLOWANCES

     We receive allowances from our vendors through a variety of programs and arrangements, including cooperative advertising. Vendor allowances are recognized as a reduction of cost of sales upon the sale of merchandise or SG&A when the purpose for which the vendor funds were intended to be used has been fulfilled. Accordingly, a reduction or increase in vendor allowances has an inverse impact on cost of sales and/or SG&A.

     FINITE-LIVED ASSETS

     Finite-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the undiscounted future cash flows from the finite-lived assets are less than the carrying value, we recognize a loss equal to the difference between the carrying value and the fair value of the assets. We determine the fair value of the underlying assets based upon the discounted future cash flows of the assets. Various factors, including future sales growth and profit margins, are included in this analysis. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from the current estimates.

     GOODWILL

     We evaluate goodwill for impairment annually or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from our estimated future cash flows. To the extent these future cash flows or our strategies change, the conclusion regarding impairment may differ from current estimates.

     REVENUE RECOGNITION

     We recognize revenue upon the sale of merchandise, either owned or consigned, to our customers, net of anticipated returns. The provision for sales returns is based on our historical return rate.

     SELF-INSURANCE RESERVES

     We are self-insured for workers' compensation claims up to a certain maximum liability amount. Although the amount accrued is actuarially determined based on analysis of historical trends of losses, settlements, litigation costs and other factors, the amount that we will ultimately disburse could differ materially from the accrued amount.

     INCOME TAXES

     We are subject to income taxes in many jurisdictions and must first determine which revenues and expenses should be included in each taxing jurisdiction. This process involves the estimation of our actual current tax exposure, together with the assessment of temporary differences resulting from differing treatment of income or expense items for tax and accounting purposes. We establish tax reserves in our consolidated financial statements based on our estimation of current tax exposures. If we prevail in tax matters for which reserves have been established or if we are required to settle matters in excess of established reserves, the effective tax rate for a particular period could be materially affected.

RECENT ACCOUNTING PRONOUNCEMENTS

     FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of APB No. 50" ("FIN 46") was issued in January 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity under certain circumstances. Additionally, in December 2003, the FASB issued FASB Interpretation No. 46 Revised, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51" ("FIN No. 46R"), which provided, among other things, immediate deferral of the application of FIN 46 for entities which did not originally qualify as special purpose entities, and provided additional scope exceptions for joint ventures with business operations and franchises. FIN No. 46R has no impact on our consolidated financial statements.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results, performances or achievements to differ materially from those reflected in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations". Important factors that could cause actual results to differ materially include, but are not limited to:

     o our dependence on or loss of certain host store relationships, particularly with respect to May and Federated, due to the concentration of sales generated by such host stores;

     o    the impact of significant store closures by our host store groups;

     o    the seasonality of the retail jewelry business;

     o the impact of changes in the popularity of malls and our host stores and mall traffic levels;

     o our ability to continue to obtain substantial amounts of merchandise on consignment;

     o    Finlay Jewelry's continuation of its Gold Consignment Agreement;

     o    the impact of fluctuations in gold and diamond prices;

     o attacks or threats of attacks by terrorists or war which may negatively impact the economy and/or the financial markets and reduce discretionary spending;

     o    trends in the general economy in the United States;

     o low or negative growth in the economy or in the financial markets which reduce discretionary spending on goods perceived to be luxury items;

     o competition in the retail jewelry business and fluctuations in our quarterly results;

     o    our ability to collect net sales proceeds from our host stores;

     o    the impact of any host store bankruptcy;

     o the availability to us of alternate sources of merchandise supply in the case of an abrupt loss of any significant supplier;

     o    our ability to identify and rapidly respond to fashion trends;

     o our ability to increase comparable department sales, expand our business or increase the number of departments we operate;

     o our ability to identify, finance and integrate any future acquisitions into our existing business;

     o    our dependence on key officers;

     o    our compliance with applicable contractual covenants;

     o the impact of future claims and legal actions arising in the ordinary course of business;

     o the impact of recent accounting developments, including the impact of proposed accounting standards to require companies to expense stock options;

     o our high degree of leverage and the availability to us of financing and credit on favorable terms; and

     o changes in regulatory requirements which are applicable to our business.

     Readers are cautioned not to unduly rely on these forward-looking statements, which reflect our management's analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof or to reflect the occurrence of unanticipated events. In addition to the disclosure contained herein, readers should carefully review any disclosure of risks and uncertainties contained in other documents we file or have filed from time to time with the Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk through the interest rate on our borrowings under the Revolving Credit Agreement, which has a variable interest rate. Based on the average amounts outstanding under the Revolving Credit Agreement for 2003, a 100 basis point change in interest rates would have resulted in an increase in interest expense of approximately $427,000. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. In addition, the majority of our borrowings are under fixed rate arrangements, as described in Note 4 of Notes to Consolidated Financial Statements.

     COMMODITY RISK

     We enter into forward contracts for the purchase of the majority of our gold in order to hedge the risk of gold price fluctuations. As of May 1, 2004, we had several open positions in gold forward contracts totaling 62,000 fine troy ounces, to purchase gold for $24.8 million. The fair value of gold under such contracts was $24.3 million at May 1, 2004. These contracts have settlement dates ranging from June 30, 2004 through January 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

     As of the end of our most recently completed fiscal quarter covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the CEO and CFO concluded that the design and operation of these disclosure controls and procedures are effective in reaching a reasonable level of assurance that material financial and non-financial information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

     There have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

ISSUER PURCHASES OF EQUITY SECURITIES

     The following table sets forth certain information with respect to repurchases of equity securities by us during the first quarter of 2004:

                                                                                TOTAL NUMBER OF       APPROXIMATE DOLLAR
                                                                              SHARES PURCHASED AS    VALUE OF SHARES THAT
                                      TOTAL NUMBER OF       AVERAGE PRICE       PART OF PUBLICLY     MAY YET BE PURCHASED
                 PERIOD            SHARES PURCHASED (1)     PAID PER SHARE      ANNOUNCED PLANS        UNDER THE PLANS
        -----------------------    --------------------     --------------      ---------------        ---------------
        February 1, 2004 -
        February 28, 2004                  42,145              $15.63                 42,145            $18,804,358

        February 29, 2004 -
        April 3, 2004                     125,600              $16.43                125,600             $16,741,032

        April 4, 2004 -
        May 1, 2004                       225,000              $18.40                225,000             $12,601,033
                                          -------                                    -------

        Total                             392,745                                    392,745
                                          =======                                    =======

----------
(1) All shares were repurchased through our publicly announced stock repurchase program.


     On December 1, 2000, we announced that our Board of Directors had approved a stock repurchase program to acquire up to $20 million of Common Stock. The stock repurchase program has been extended from time to time and, on June 19, 2003, our Board of Directors approved the repurchase of an additional $20 million of outstanding Common Stock. We may, at the discretion of management, purchase our Common Stock, from time to time through September 29, 2004 under the stock repurchase program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, availability under the Revolving Credit Facility, compliance with certain restrictive covenants and our cash position and requirements going forward. Through 2003, we repurchased a total of 1,815,159 shares for approximately $20,537,000. For thirteen weeks ended May 1, 2004 and May 3, 2003, we repurchased 392,745 shares and 144,630 shares for $6,862,000 and $1,801,000, respectively.

ITEM 5. OTHER INFORMATION

     On June 3, 2004, Finlay Jewelry completed an offering of $200 million aggregate principal amount of 8-3/8% senior unsecured notes due June 1, 2012. The initial purchasers in the transaction were Credit Suisse First Boston LLC, J.P. Morgan Securities Inc. and SG Americas Securities, LLC. The notes were not registered under the Securities Act at the time of sale. They were sold to the initial purchasers pursuant to Section 4(2) of the Securities Act and subsequently offered only to qualified institutional buyers under Rule 144A of the Securities Act and to certain non-U.S. persons in transactions outside the United States in reliance on Regulation S under the Securities Act. The net proceeds of the offering after related fees was $195 million.

     Finlay Jewelry used a portion of the net proceeds from the offering, together with drawings from its Revolving Credit Facility, to fund the repurchase of approximately 98% of the $150 million outstanding principal amount of its Senior Notes and the Company's repurchase of approximately 79% of the $75 million outstanding principal amount of its Senior Debentures and make consent payments in connection with the amendment of the related indentures. Finlay Jewelry will also use the balance of the net proceeds from the offering, together with drawings from its Revolving Credit Facility, to finance its redemption of the remaining Senior Notes and the Company's redemption of the remaining Senior Debentures.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    A.   EXHIBITS

     1.1 Purchase Agreement, dated as of May 27, 2004, among Finlay Jewelry, Credit Suisse First Boston LLC, J.P. Morgan Securities Inc. and SG Americas Securities, LLC.

     2    Not applicable.

     3    Not applicable.

     4.1 Indenture dated as of June 3, 2004 between Finlay Jewelry and HSBC Bank USA, as Trustee, relating to Finlay Jewelry's 8-3/8% Senior Notes due June 1, 2012.

     4.2 Form of Finlay Jewelry's 8-3/8% Senior Notes due 2012 issued under Rule 144A of the Securities Act.

     4.3 Form of Finlay Jewelry's 8-3/8% Senior Notes due 2012 issued under Regulation S of the Securities Act.

     4.4 Registration Rights Agreement, dated as of June 3, 2004, between Finlay Jewelry and Credit Suisse First Boston LLC, J.P. Morgan Securities Inc. and SG Americas Securities, LLC.

     10.1 Form of Restricted Stock Agreement entered into by Finlay Enterprises, Inc. in connection with April 2004 awards of restricted stock.

     10.2 Amendment No. 2, dated as of May 26, 2004, to the Second Amended and Restated Credit Agreement, dated as of January 22, 2003, among Finlay Jewelry, the Company, General Electric Capital Corporation, individually and in its capacity as administrative agent, Fleet Precious Metals, Inc., individually and as documentation agent, and certain other banks and institutions.

     10.3 Fifth Amendment, dated as of May 27, 2004, among Sovereign Bank, as agent and a bank, Sovereign Precious Metals, LLC, Finlay Jewelry and eFinlay, Inc., to the Amended and Restated Gold Consignment Agreement, dated as of March 30, 2001, as amended.

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

     B.   REPORTS ON FORM 8-K

     The following is a list of Current Reports on Form 8-K filed or furnished by the Company during the first quarter of 2004:

     On February 6, 2004, the Company filed a Current Report on Form 8-K furnishing information under Item 12 relating to the Company's press release on February 5, 2004, announcing the Company's sales for the fourth quarter and fiscal year ended January 31, 2004.

     On March 19, 2004, the Company filed a Current Report on Form 8-K furnishing information under Item 12 relating to the Company's press release on March 18, 2004, reporting the Company's financial results for the fourth quarter and fiscal year ended January 31, 2004.

     The following is a list of Current Reports on Form 8-K filed or furnished by the Company after the first quarter of 2004 and prior to the filing of this Form 10-Q:

     On May 6, 2004, the Company filed a Current Report on Form 8-K furnishing information under Item 12 relating to the Company's press release on May 6, 2004, announcing the Company's sales for the first quarter ended May 1, 2004.

     On May 7, 2004, the Company filed a Current Report on Form 8-K providing information under Item 5 relating to the Company's and Finlay Jewelry's press release on May 7, 2004, announcing the commencement of cash tender offers to purchase the Company's Senior Debentures and Finlay Jewelry's Senior Notes and related consent solicitations.

     On May 20, 2004, the Company filed a Current Report on Form 8-K furnishing information under Item 12 relating to the Company's press release on May 20, 2004, reporting the Company's financial results for the first quarter ended May 1, 2004.

     On May 20, 2004, the Company filed a Current Report on Form 8-K providing information under Item 5 relating to the Company's and Finlay Jewelry's press release on May 20, 2004, announcing the receipt of the requisite tenders and consents from holders of the Company's Senior Debentures and Finlay Jewelry's Senior Notes to amend the related indentures.

     On May 21, 2004, the Company filed a Current Report on Form 8-K providing information under Item 5 relating to the Company's press release on May 21, 2004, announcing that Finlay Jewelry had commenced an offer to sell $200 million of Senior Notes due 2012.

     On May 28, 2004, the Company filed a current Report on Form 8-K providing information under Item 5 relating to the Company's press release on May 27, 2004, announcing that Finlay Jewelry had priced its offering of $200 million of Senior Notes due 2012.

     On June 4, 2004, the Company filed a Current Report on Form 8-K providing information under Item 5 relating to the Company's press release on June 3, 2004, announcing that Finlay Jewelry had completed its offering of $200 million of Senior Notes due 2012.

     On June 7, 2004, the Company filed a Current Report on Form 8-K providing information under Item 5 relating to the Company's and Finlay Jewelry's press release on June 7, 2004, announcing that the offers to purchase the Company's Senior Debentures and Finlay Jewelry's Senior Notes expired at 12:00 midnight, on June 4, 2004, and have not been extended.

                                   SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: June 7, 2004                     FINLAY ENTERPRISES, INC.

                                       By: /s/ Bruce E. Zurlnick
                                           ------------------------------------
                                           Bruce E. Zurlnick
                                           Senior Vice President, Treasurer
                                           and Chief Financial Officer
                                           (As both a duly authorized officer of
                                           Registrant and as principal financial
                                           officer of Registrant)