Form 10-Q
period 2004-07-31
FINLAY ENTERPRISES INC /DE
filed 2004-09-09
CIK 878731

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        ---    THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended July 31, 2004

                                       or

        ___    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from _________ to __________

                         Commission File Number: 0-25716

                            FINLAY ENTERPRISES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                           13-3492802
-------------------------------                             ----------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

       529 Fifth Avenue, New York, NY                             10017
  ----------------------------------------                      ----------
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

As of September 3, 2004, there were 8,858,809 shares of common stock, par value
$.01 per share, of the registrant outstanding.

                            FINLAY ENTERPRISES, INC.

                                    FORM 10-Q

                      QUARTERLY PERIOD ENDED JULY 31, 2004

                                      INDEX

                                                                         PAGE(S)
                                                                         -------

PART I - FINANCIAL INFORMATION

   Item 1.    Consolidated Financial Statements (Unaudited)

              Consolidated Statements of Operations for the
              thirteen weeks and twenty-six weeks ended
              July 31, 2004 and August 2, 2003.................................1

              Consolidated Balance Sheets as of July 31, 2004 and
              January 31, 2004.................................................3

              Consolidated Statements of Changes in Stockholders'
              Equity for the year ended January 31, 2004 and the
              twenty-six weeks ended July 31, 2004.............................4

              Consolidated Statements of Cash Flows for the thirteen
              weeks and twenty-six weeks ended July 31, 2004
              and August 2, 2003...............................................5

              Notes to Consolidated Financial Statements.......................7

   Item 2.    Management's Discussion and Analysis of

PART II - OTHER INFORMATION

   Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases

PART I - FINANCIAL INFORMATION
  ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                      THIRTEEN WEEKS ENDED
                                                                               ------------------------------------
                                                                                  JULY 31,              AUGUST 2,
                                                                                    2004                  2003
                                                                               ---------------      ---------------

Sales....................................................................      $      188,638       $       182,229
Cost of sales............................................................              93,177                89,433
                                                                               ---------------      ---------------
    Gross margin.........................................................              95,461                92,796
Selling, general and administrative expenses.............................              87,286                84,346
Depreciation and amortization............................................               4,374                 4,177
                                                                               ---------------      ---------------
    Income from operations...............................................               3,801                 4,273
Interest expense, net....................................................               5,802                 5,930
Other expense - debt extinguishment costs................................               9,090                 -
                                                                               ---------------      ---------------
    Loss from continuing operations before income taxes..................             (11,091)               (1,657)
Benefit for income taxes.................................................              (4,950)                 (645)
                                                                               ---------------      ---------------
    Loss from continuing operations......................................              (6,141)               (1,012)
Discontinued operations, net of tax......................................               -                       450
                                                                               ---------------      ---------------
    Net loss.............................................................      $       (6,141)      $          (562)
                                                                               ===============      ===============

Net loss per share applicable to common shares - basic and diluted:
          Loss from continuing operations................................      $        (0.71)      $         (0.11)
          Discontinued operations, net of tax............................               -                      0.05
                                                                               ---------------      ---------------
          Net loss.......................................................      $        (0.71)      $         (0.06)
                                                                               ===============      ===============
Weighted average shares outstanding -
         basic and diluted...............................................           8,644,967             9,021,053
                                                                               ===============      ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                        1

                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                     TWENTY-SIX WEEKS ENDED
                                                                               ------------------------------------
                                                                                   JULY 31,            AUGUST 2,
                                                                                    2004                 2003
                                                                               ---------------      ---------------

Sales....................................................................      $      376,210       $      357,656
Cost of sales............................................................             185,512              174,094
                                                                               ---------------      ---------------
    Gross margin.........................................................             190,698              183,562
Selling, general and administrative expenses.............................             175,467              168,530
Depreciation and amortization............................................               8,763                8,365
                                                                               ---------------      ---------------
    Income from operations...............................................               6,468                6,667
Interest expense, net....................................................              11,513               11,706
Other expense - debt extinguishment costs................................               9,090                 -
                                                                               ---------------      ---------------
    Loss from continuing operations before income taxes.................              (14,135)              (5,039)
Benefit for income taxes.................................................              (6,137)              (1,963)
                                                                               ---------------      ---------------
     Loss from continuing operations.....................................              (7,998)              (3,076)
Discontinued operations, net of tax......................................               -                    1,061
                                                                               ---------------      ---------------
     Net loss............................................................      $       (7,998)      $       (2,015)
                                                                               ===============      ===============
Net loss per share applicable to common shares - basic and diluted:
            Loss from continuing operations.............................       $        (0.92)      $        (0.34)
            Discontinued operations, net of tax.........................                -                     0.12
                                                                               ---------------      ---------------
            Net loss per share..........................................       $        (0.92)      $        (0.22)
                                                                               ===============      ===============
Weighted average shares outstanding -
         basic and diluted..............................................            8,719,645            9,079,077
                                                                               ===============      ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                        2

                            FINLAY ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                       JULY 31,         JANUARY 31,
                                                                                         2004              2004
                                                                                     -------------     --------------

                                      ASSETS
Current assets:
  Cash and cash equivalents....................................................      $      1,802      $     91,302
  Accounts receivable - department stores......................................            36,185            21,602
  Other receivables............................................................            58,196            38,457
  Merchandise inventories......................................................           279,233           272,948
  Prepaid expenses and other...................................................             3,742             2,616
  Deferred income taxes........................................................             -                 6,564
                                                                                     -------------     --------------
     Total current assets......................................................           379,158           433,489
                                                                                     -------------     --------------
Fixed assets:
  Building, equipment, fixtures and leasehold improvements.....................           122,065           117,631
  Less - accumulated depreciation and amortization.............................            57,942            51,506
                                                                                     -------------     --------------
     Fixed assets, net.........................................................            64,123            66,125
                                                                                     -------------     --------------
Deferred charges and other assets, net.........................................            19,034            18,120
Goodwill.......................................................................            77,288            77,288
                                                                                     -------------     --------------
     Total assets..............................................................      $    539,603      $    595,022
                                                                                     =============     ==============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings........................................................      $     59,968      $       -
  Accounts payable - trade.....................................................            49,505           122,976
  Accrued liabilities:
     Accrued salaries and benefits.............................................            13,289            18,756
     Accrued miscellaneous taxes...............................................             6,919             7,180
     Accrued interest..........................................................             3,368             5,303
     Deferred income...........................................................             8,116             9,515
     Deferred income taxes.....................................................             3,564              -
     Other.....................................................................            16,490            15,864
  Income taxes payable.........................................................            12,289            15,562
                                                                                     -------------     --------------
     Total current liabilities.................................................           173,508           195,156
Long-term debt.................................................................           200,000           225,000
Deferred income taxes..........................................................            23,477            21,890
Other non-current liabilities..................................................                71                80
                                                                                     -------------     --------------
     Total liabilities.........................................................           397,056           442,126
                                                                                     -------------     --------------
Stockholders' equity:
  Common Stock, par value $.01 per share; authorized 25,000,000 shares; issued
     11,045,246 and 10,833,080 shares, at July 31, 2004 and
     January 31, 2004, respectively............................................               110               108
  Additional paid-in capital ..................................................            88,067            82,808
  Retained earnings............................................................            84,009            92,007
  Unamortized restricted stock compensation....................................            (2,157)           (1,405)
  Accumulated other comprehensive loss.........................................               (83)              (85)
  Less treasury stock, of 2,207,904 and 1,815,159, respectively, at cost.......           (27,399)          (20,537)
                                                                                     -------------     --------------
     Total stockholders' equity................................................           142,547           152,896
                                                                                     -------------     --------------
     Total liabilities and stockholders' equity................................      $    539,603      $    595,022
                                                                                     =============     ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                        3

                            FINLAY ENTERPRISES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                         COMMON STOCK                          UNAMORTIZED    ACCUMULATED
                                     -------------------  ADDITIONAL            RESTRICTED      OTHER                    TOTAL
                                     NUMBER OF             PAID-IN   RETAINED     STOCK      COMPREHENSIVE  TREASURY  STOCKHOLDERS'
                                      SHARES    AMOUNT     CAPITAL   EARNINGS  COMPENSATION     INCOME       STOCK       EQUITY
                                     --------- ---------  ---------- --------  ------------  ------------- ---------- -------------

Balance, February 1, 2003........... 9,300,638  $  106     $ 79,680  $ 83,597    $   (609)     $    55     $ (13,793)  $  149,036
  Net income........................     -         -          -         8,410        -             -            -           8,410
  Change in fair value of gold
     forward contracts, net of tax..     -         -          -          -           -            (140)         -            (140)
  Exercise of stock options and
     related tax benefit............   149,500       1        1,722      -           -             -            -           1,722
  Issuance of restricted stock and
     restricted stock units ........    50,000       1        1,406      -         (1,327)         -            -              80
  Amortization of restricted stock
     compensation and restricted
     stock units....................     -         -          -          -            531          -            -             531
  Purchase of treasury stock .......  (482,217)    -          -          -           -             -          (6,744)      (6,744)
                                     --------- ---------  ---------- --------  ------------  ------------- ---------- -------------
Balance, January 31, 2004........... 9,017,921     108       82,808    92,007      (1,405)         (85)      (20,537)     152,896
  Net loss..........................     -         -          -        (7,998)       -             -            -          (7,998)
  Change in fair value of gold
     forward contracts, net of tax..     -         -          -          -           -               2          -               2
  Exercise of stock options
     and related tax benefits.......   212,166       2        3,170      -           -             -            -           3,172
  Issuance of restricted stock and
     restricted stock units.........     -         -          2,089      -         (1,361)         -            -             728
  Amortization of restricted stock
     compensation and restricted
     stock units....................     -         -          -          -            609          -            -             609
  Purchase of treasury stock........  (392,745)    -          -          -           -             -          (6,862)      (6,862)
                                     --------- ---------  ---------- --------  ------------  ------------- ---------- -------------
Balance, July 31, 2004.............. 8,837,342  $  110     $ 88,067  $ 84,009    $ (2,157)     $   (83)    $ (27,399)  $  142,547
                                     ========= =========  ========== ========  ============  ============= ========== =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                        4

                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    THIRTEEN WEEKS ENDED
                                                                               -----------------------------
                                                                                  JULY 31,       AUGUST 2,
                                                                                   2004            2003
                                                                               -------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss ............................................................          $  (6,141)      $    (562)
  Adjustments to reconcile net loss to net cash provided from (used in)
      operating activities:
   Depreciation and amortization ......................................              4,374           4,353
   Amortization of deferred financing costs ...........................                279             259
   Amortization of restricted stock compensation
       and restricted stock units .....................................                374              76
   Loss on extinguishment of debt .....................................              9,090            --
   Deferred income tax provision ......................................             11,334          (1,327)
  Other, net ..........................................................                481             446
    Changes in operating assets and liabilities:
     (Increase) decrease in accounts and other receivables ............            (10,814)          6,581
     Decrease in merchandise inventories ..............................             15,204          15,079
     (Increase) decrease in prepaid expenses and other ................              1,059            (795)
     Decrease in accounts payable and accrued liabilities .............            (39,925)        (15,417)
                                                                                 ---------       ---------
         NET CASH PROVIDED FROM (USED IN) OPERATING
            ACTIVITIES ................................................            (14,685)          8,693
                                                                                 ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and leasehold improvements .........             (2,515)         (2,084)
                                                                                 ---------       ---------
        NET CASH USED IN INVESTING ACTIVITIES .........................             (2,515)         (2,084)
                                                                                 ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility .............................            199,679         147,026
  Principal payments on revolving credit facility .....................           (153,249)       (149,471)
  Proceeds from issuance of New Senior Notes ..........................            200,000            --
  Purchase and redemption of Senior Debentures and Senior Notes .......           (231,971)           --
  Capitalized financing costs .........................................             (4,771)           --
  Bank overdraft ......................................................              2,698          (3,335)
  Purchase of treasury stock ..........................................               --            (1,047)
  Stock options exercised .............................................              1,444            --
                                                                                 ---------       ---------
           NET CASH PROVIDED FROM (USED IN) FINANCING
              ACTIVITIES ..............................................             13,830          (6,827)
                                                                                 ---------       ---------
           DECREASE IN CASH AND CASH EQUIVALENTS ......................             (3,370)           (218)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ........................              5,172           2,585
                                                                                 ---------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..............................          $   1,802       $   2,367
                                                                                 =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid .....................................................          $  12,334       $     934
                                                                                 =========       =========
    Income taxes paid (refunded) ......................................          $  (1,096)      $   2,426
                                                                                 =========       =========

        The accompanying notes are an integral part of these consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   TWENTY-SIX WEEKS ENDED
                                                                               -----------------------------
                                                                                  JULY 31,        AUGUST 2,
                                                                                   2004             2003
                                                                               -------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss ..................................................................   $  (7,998)        $  (2,015)
  Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization .............................................       8,763             8,719
  Amortization of deferred financing costs ..................................         537               517
  Amortization of restricted stock compensation and
       restricted stock units ...............................................         609               152
  Loss on extinguishment of debt ............................................       9,090              --
  Deferred income tax provision .............................................      11,715             1,937
  Other, net ................................................................         516               414
    Changes in operating assets and liabilities:
      Increase in accounts and other receivables ............................     (34,322)          (19,490)
      Increase in merchandise inventories ...................................      (6,285)           (1,247)
      Increase in prepaid expenses and other ................................      (1,126)           (2,464)
      Decrease in accounts payable and accrued liabilities ..................     (96,543)          (87,896)
                                                                                ---------         ---------
         NET CASH USED IN OPERATING ACTIVITIES ..............................    (115,044)         (101,373)
                                                                                ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and leasehold improvements ...............      (5,635)           (5,030)
  Deferred charges and other, net ...........................................        --                  23
                                                                                ---------         ---------
        NET CASH USED IN INVESTING ACTIVITIES ...............................      (5,635)           (5,007)
                                                                                ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility ...................................     329,516           306,484
  Principal payments on revolving credit facility ...........................    (269,548)         (272,712)
  Proceeds from issuance of New Senior Notes ................................     200,000              --
  Purchase and redemption of Senior Debentures and Senior Notes .............    (231,971)             --
  Capitalized financing costs ...............................................      (4,771)             (431)
  Bank overdraft ............................................................      12,220             8,677
  Purchase of treasury stock ................................................      (6,862)           (2,848)
  Stock options exercised ...................................................       2,595               246
                                                                                ---------         ---------
           NET CASH PROVIDED FROM FINANCING ACTIVITIES ......................      31,179            39,416
                                                                                ---------         ---------
           DECREASE IN CASH AND CASH EQUIVALENTS ............................     (89,500)          (66,964)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..............................      91,302            69,331
                                                                                ---------         ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ....................................   $   1,802         $   2,367
                                                                                =========         =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid ...........................................................   $  12,911         $  11,395
                                                                                =========         =========
    Income taxes paid .......................................................   $   3,274         $   7,685
                                                                                =========         =========

        The accompanying notes are an integral part of these consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF ACCOUNTING AND PRESENTATION

     The accompanying unaudited consolidated financial statements of Finlay
Enterprises, Inc. (the "Company," the "Registrant," "we," "us" and "our"), and
its wholly-owned subsidiary, Finlay Fine Jewelry Corporation and its wholly-owned subsidiaries ("Finlay Jewelry"), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. References to "Finlay" mean collectively, the
Company and Finlay Jewelry. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of July 31, 2004, and our results of operations and cash flows for the thirteen weeks and twenty-six weeks ended July
31, 2004 and August 2, 2003. Due to the seasonal nature of the business, results for interim periods are not indicative of annual results. The unaudited consolidated financial statements have been prepared on a basis consistent with that of the audited consolidated financial statements as of January 31, 2004 referred to below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and
Exchange Commission (the "Commission").

     These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our
Annual Report on Form 10-K, as amended, for the fiscal year ended January 31,
2004 ("Form 10-K") previously filed with the Commission.

     The results of operations and related disclosures for the thirteen weeks and twenty-six weeks ended August 2, 2003 reflect the Burdines departments as a discontinued operation. See Note 11 for additional information regarding discontinued operations.

     Our fiscal year ends on the Saturday closest to January 31. References to
2004, 2003, 2002 and 2001 relate to the fiscal years ending January 29, 2005,
January 31, 2004, February 1, 2003 and February 2, 2002, respectively. Each of the fiscal years includes 52 weeks.

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

     The cost to us of gold merchandise sold on consignment, which typically varies with the price of gold, is not fixed until the merchandise is sold. We, at times, enter into forward contracts based upon the anticipated sales of gold product in order to hedge against the risk of gold price fluctuations. Such contracts typically have durations ranging from one to nine months. At both July
31, 2004 and January 31, 2004, we had several open positions in gold forward contracts totaling 54,500 fine troy ounces and 25,000 fine troy ounces, respectively, to purchase gold for $21.7 million and $10.2 million, respectively. The fair value of gold under such contracts was $21.5 million and
$10.0 million at July 31, 2004 and January 31, 2004, respectively.

      VENDOR ALLOWANCES: We receive allowances from our vendors through a variety of programs and arrangements, including cooperative advertising. Vendor allowances are recognized as a reduction of

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

cost of sales upon the sale of merchandise or selling, general and administrative expenses ("SG&A") when the purpose for which the vendor funds were intended to be used has been fulfilled. Accordingly, a reduction or increase in vendor allowances has an inverse impact on cost of sales and/or
SG&A.

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

      As of July 31, 2004 and January 31, 2004, deferred vendor allowances totaled (i) $15.9 million and $17.1 million, respectively, for owned merchandise, which allowances are included as an offset to merchandise inventories on the Consolidated Balance Sheets, and (ii) $8.1 million and $9.5 million, respectively, for merchandise received on consignment, which allowances are included as deferred income on the Consolidated Balance Sheets.

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

     We have designated our existing derivative instruments, consisting of gold forward contracts, as cash flow hedges. For derivative instruments designated as cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income, a separate component of stockholders' equity, and is reclassified into cost of sales when the offsetting effects of the hedged transaction impact earnings. Changes in the fair value of the derivative attributable to hedge ineffectiveness are recorded in earnings immediately. At July 31, 2004 and January 31, 2004, the fair value of the gold forward contracts resulted in the recognition of a liability of
$139,000 and $144,000, respectively. The amount recorded in accumulated other comprehensive loss at July 31, 2004 of $83,000, net of tax, is expected to be reclassified into earnings through early 2005. The amount recorded in accumulated other comprehensive loss at January 31, 2004 of $85,000, net of tax, was reclassified into earnings in the first quarter of 2004.

     We have documented all relationships between hedging instruments and hedged items, as well as our risk management objectives and strategy for undertaking various hedge transactions. We have also assessed, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

We believe that the designated hedges will be highly effective.

     NET INCOME (LOSS) PER SHARE: Net loss per share has been computed in accordance with SFAS No. 128, "Earnings per Share". Basic and diluted net loss per share were calculated using the weighted average number of shares outstanding during each period, with options to purchase Common Stock, restricted stock and restricted stock units included in diluted net income per share, using the treasury stock method, to the extent that such options, restricted stock and restricted stock units were dilutive. As we had a net loss for the thirteen weeks and twenty-six weeks ended July 31, 2004 and August 2,
2003, the stock options, restricted stock and restricted stock units are not considered in the calculation of diluted net loss per share due to their anti-dilutive effect. As a result, the weighted average number of shares outstanding used for both the basic and diluted net loss per share calculations was the same. Total stock options, restricted stock and restricted stock units outstanding were 1,535,998 and 1,555,635 at July 31, 2004 and August 2, 2003,
respectively, at prices ranging from $7.05 to $24.31 per share in each period.
For the period ended July 31, 2004, 213,750 shares of restricted stock and
89,346 restricted stock units were excluded from the computation of diluted earnings per share. For the period ended August 2, 2003, 100,000 shares of restricted stock were excluded from the computation of diluted earnings per share. See Note 7.

     STOCK-BASED COMPENSATION: SFAS No. 148, "Accounting for Stock-Based
Compensation - Transition and Disclosure" amends SFAS No. 123 "Accounting for
Stock-Based Compensation", to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock options. As permitted by SFAS No. 123, we have elected to account for stock options using the intrinsic value method. Accordingly, no compensation expense has been recognized for our stock options. However, deferred stock-based compensation is amortized using the straight-line method over the vesting period. Had the fair value method of accounting been applied to our stock option plans, which requires recognition of compensation cost ratably over the vesting period of the stock options, net loss and net loss per share would be as follows:

                                                       THIRTEEN WEEKS ENDED             TWENTY-SIX WEEKS ENDED
                                                   ------------------------------    ------------------------------
                                                     JULY 31,         AUGUST 2,        JULY 31,         AUGUST 2,
                                                       2004             2003             2004             2003
                                                   --------------    ------------    --------------    ------------

                                                                            (IN THOUSANDS)
Reported net loss ............................        $(6,141)         $  (562)        $(7,998)          $(2,015)
Add: Stock-based compensation determined
     under the fair value method, net of tax .           (256)            (225)           (557)             (450)
Deduct: Stock-based compensation expense
     included in reported net loss, net of tax            175               76             397               152
                                                      -------          -------         -------           -------
Pro forma net loss ...........................        $(6,222)         $  (711)        $(8,158)          $(2,313)
                                                      =======          =======         =======           =======

Basic and diluted net loss per share:
Reported net loss per share ..................        $ (0.71)         $ (0.06)        $ (0.92)          $ (0.22)
                                                      =======          =======         =======           =======
Pro forma net loss per share .................        $ (0.72)         $ (0.08)        $ (0.94)          $ (0.25)
                                                      =======          =======         =======           =======

     COMPREHENSIVE INCOME (LOSS): SFAS No. 130, "Reporting Comprehensive Income"
requires disclosure of comprehensive income, defined as the total of net income and all other non-owner changes in equity, which are recorded directly to the stockholders' equity section of the consolidated balance sheet and, therefore, bypass net income. For 2004 and 2003, the only non-owner change in equity related

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

to the change in the fair value of our outstanding gold forward contracts. For the thirteen weeks ended July 31, 2004 and August 2, 2003, the comprehensive loss, calculated as the total of the net loss plus the change in the fair value of our outstanding gold forward contracts, was $5.9 million and $9,000, respectively. For the twenty-six weeks ended July 31, 2004 and August 2, 2003, the comprehensive loss was $8.0 million and $1.5 million, respectively.

     INCOME TAXES: The income tax benefit for both the 2004 and 2003 periods reflects an effective tax rate of 39%. During the second quarter of fiscal 2004, a benefit of approximately $0.6 million was recorded associated with the reversal of tax accruals no longer required. Further, during the second quarter of 2004, net current deferred tax assets decreased by approximately $10.1 million, primarily as a result of the utilization of deferred tax assets related to the approval from the Internal Revenue Service of a favorable change of accounting method regarding vendor allowances.

     NEW ACCOUNTING PRONOUNCEMENTS: In June 2004, the FASB issued an interpretation of FASB No. 143, "Accounting for Asset Retirement Obligations".
This interpretation clarifies the scope and timing of liability recognition for conditional asset retirement obligations under FASB No. 143, and is effective no later than the end of our 2005 fiscal year. We have determined that this interpretation, and the adoption of FASB No. 143, will not have a material impact on our consolidated financial statements.

     In March 2004, the FASB published an Exposure Draft, "Shares-Based
Payment", an amendment of FASB Statements No. 123 and No. 95. Under this FASB proposal, all forms of share-based payments to employees, including employee stock options, would be treated as compensation and recognized in the income statement. This proposed statement would be effective for the beginning of our
2005 fiscal year. The Company currently accounts for stock options under APB No.
25. The pro-forma impact of expensing options is disclosed above.

NOTE 3 - DESCRIPTION OF BUSINESS

     We conduct business through our wholly-owned subsidiary, Finlay Jewelry. We are a retailer of fine jewelry products and operate leased fine jewelry departments in department stores throughout the United States. The fourth quarter of 2003 accounted for approximately 42% of our sales and approximately
89% of our income from operations, due to the seasonality of the retail jewelry industry. Approximately 51% of our sales in 2003 were from operations in The May
Department Stores Company ("May") and 18% in departments operated in store groups owned by Federated Department Stores ("Federated"). Including our sales in Marshall Fields, which May recently acquired, departments operated by May would have accounted for 60% of our sales in 2003.

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
At July 31, 2004, $60.0 million was outstanding under this facility, at which point the available borrowings were $143.0 million. The average amounts outstanding under the Revolving Credit Agreement were $34.0 million and $36.6 million for the twenty-six weeks ended July 31, 2004 and August 2, 2003,

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - SHORT AND LONG-TERM DEBT (CONTINUED)

respectively. The maximum amount outstanding for the twenty-six weeks ended July
31, 2004 was $99.8 million, at which point the available borrowings were an additional $113.5 million.

      On May 7, 2004, we and Finlay Jewelry each commenced an offer to purchase for cash any and all of our 9% Senior Debentures, due May 1, 2008, having an aggregate principal amount of $75.0 million (the "Senior Debentures") and Finlay
Jewelry's 8-3/8% Senior Notes, due May 1, 2008, having an aggregate principal amount of $150.0 million (the "Senior Notes"), respectively. In conjunction with the tender offers, we and Finlay Jewelry each solicited consents to effect certain proposed amendments to the indentures governing the Senior Debentures and the Senior Notes. On May 20, 2004, we and Finlay Jewelry announced that holders of approximately 79% and 98% of the outstanding Senior Debentures and the outstanding Senior Notes, respectively, tendered their securities and consented to the proposed amendments to the related indentures.

      On June 3, 2004, Finlay Jewelry completed the sale of 8-3/8% Senior Notes, due June 1, 2012, having an aggregate principal amount of $200.0 million (the
"New Senior Notes"). Interest on the New Senior Notes is payable semi-annually on June 1 and December 1 of each year, commencing on December 1, 2004. Finlay
Jewelry used the net proceeds from the offering of the New Senior Notes, together with drawings from its Revolving Credit Facility, to repurchase the tendered Senior Notes and to make consent payments and to distribute $77.3 million to us to enable us to repurchase the tendered Senior Debentures and to make consent payments. Additionally, on June 3, 2004, we and Finlay Jewelry
called for the redemption of all of the untendered Senior Debentures and Senior
Notes, respectively, and these securities were repurchased on July 2, 2004.

       Finlay Jewelry incurred approximately $5.1 million in costs, including
$4.9 million associated with the sale of the New Senior Notes, which have been deferred and are being amortized over the term of the New Senior Notes. In June
2004, we recorded pre-tax charges of approximately $9.1 million, including $6.7 million for redemption premiums paid on the Senior Debentures and the Senior
Notes, $2.1 million to write-off deferred financing costs related to the refinancing of the Senior Debentures and the Senior Notes and $0.3 million for other expenses. These costs are included in other expense - debt extinguishment costs in the accompanying Consolidated Statements of Operations.

        The New Senior Notes are unsecured senior obligations and rank equally in right of payment with all of the existing and future unsubordinated indebtedness of Finlay Jewelry and senior to any future indebtedness of Finlay
Jewelry that is expressly subordinated to the New Senior Notes. The New Senior
Notes are effectively subordinated to Finlay Jewelry's secured indebtedness, including obligations under its Revolving Credit Agreement and its Gold
Consignment Agreement (as defined herein), to the extent of the value of the assets securing such indebtedness, and effectively subordinated to the indebtedness and other liabilities (including trade payables) of its subsidiaries. Finlay Jewelry may redeem the New Senior Notes, in whole or in part, at any time on or after June 1, 2008 at specified redemption prices, plus accrued and unpaid interest, if any, to the date of the redemption. In addition, before June 1, 2007, Finlay Jewelry may redeem up to 35% of the aggregate principal amount of the New Senior Notes with the net proceeds of certain equity offerings at 108.375% of the principal amount thereof, plus accrued interest to the redemption date. Upon certain change of control events, each holder of the
New Senior Notes may require Finlay Jewelry to purchase all or a portion of such holder's New Senior Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued interest to the purchase date.

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

NOTE  5 - MERCHANDISE INVENTORIES

   Merchandise inventories consisted of the following:

                                                            JULY 31,    JANUARY 31,
                                                             2004          2004
                                                          -----------   -----------
                                                                 (IN THOUSANDS)

Jewelry goods - rings, watches and other fine jewelry
    (first-in, first-out ("FIFO")  basis) ...........      $297,629      $289,546
Less:  Excess of FIFO cost over LIFO inventory value         18,396        16,598
                                                           --------      --------
                                                           $279,233      $272,948
                                                           ========      ========

      In accordance with EITF 02-16, merchandise inventories have been reduced by $15.9 million and $17.1 million at July 31, 2004 and January 31, 2004, respectively, to reflect the vendor allowances as a reduction in the cost of merchandise. The LIFO method had the effect of increasing the loss before taxes for the thirteen weeks ended July 31, 2004 and August 2, 2003 by $1.0 million and $1.2 million, respectively. The LIFO method had the effect of increasing the loss before taxes for the twenty-six weeks ended July 31, 2004 and August 2,
2003 by $1.8 million and $1.4 million, respectively. We determine our LIFO inventory value by utilizing selected producer price indices published for jewelry and watches by the Bureau of Labor Statistics.

     Approximately $347.6 million and $364.5 million at July 31, 2004 and
January 31, 2004, respectively, of merchandise received on consignment is not included in merchandise inventories and accounts payable-trade in the accompanying Consolidated Balance Sheets.

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

     Finlay Jewelry's Gold Consignment Agreement matures on July 31, 2005, and permits Finlay Jewelry to consign up to the lesser of (i) 165,000 fine troy ounces or (ii) $50.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. In the event this agreement is terminated,
Finlay Jewelry would be required to return the gold or purchase the outstanding gold at the prevailing gold rate in effect on that date. At July 31, 2004 and
January 31, 2004, amounts outstanding under the Gold Consignment Agreement totaled 122,913 and 116,835 fine troy ounces, respectively, valued at $48.1 million and $46.7 million, respectively. For financial statement purposes, the consigned gold is not included in merchandise inventories on the Consolidated
Balance Sheets and, therefore, no related liability has been recorded.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - LEASE AGREEMENTS

     We conduct substantially all of our operations as leased departments in department stores. All of these leases, as well as rentals for office space and equipment, are accounted for as operating leases. A substantial number of such operating leases expire on various dates through 2008. All references herein to leased departments refer to fine jewelry departments operated pursuant to license agreements or other similar arrangements with host department stores.

    All of the department store leases provide that, except under limited circumstances, the title to certain of our fixed assets transfers upon termination of the leases, and that we will receive the undepreciated value of such fixed assets from the host store in the event such transfers occur. The values of such fixed assets are recorded at cost at the inception of the lease arrangement and are reflected in the accompanying Consolidated Balance Sheets.

     In several cases, we are subject to limitations under our lease agreements with host department stores which prohibit us from operating departments for other store groups within a certain geographical radius of the host store.

      The store leases provide for the payment of fees based on sales, plus, in some instances, installment payments for fixed assets. Only minimum fees, as represented in the table below, are guaranteed by various lease agreements.
Lease expense, included in selling, general and administrative expenses, is as follows:

                             THIRTEEN WEEKS ENDED     TWENTY-SIX WEEKS ENDED
                           ----------------------     ----------------------
                           JULY 31,     AUGUST 2,      JULY 31,    AUGUST 2,
                             2004         2003           2004        2003
                           --------     ---------     ---------    ---------
                                            (IN THOUSANDS)
       Minimum fees ..      $   850      $   819      $ 1,700      $ 1,626
       Contingent fees       30,988       29,693       61,934       58,264
                            -------      -------      -------      -------
         Total .......      $31,838      $30,512      $63,634      $59,890
                            =======      =======      =======      =======

NOTE 7 - STOCK REPURCHASE PROGRAM AND RESTRICTED STOCK AWARDS

      On December 1, 2000, we announced that our Board of Directors had approved a stock repurchase program to acquire up to $20 million of outstanding Common
Stock. The stock repurchase program has been extended from time to time and, on
June 19, 2003, our Board of Directors approved the repurchase of an additional
$20 million of outstanding Common Stock. We may, at the discretion of management, purchase our Common Stock, from time to time through September 30,
2004. Additionally, we currently expect the Board of Directors to approve an extension of the stock repurchase program through September 30, 2005. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, availability under the Revolving Credit Facility, compliance with certain restrictive covenants and our cash position and requirements going forward. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. Through 2003, we repurchased a total of 1,815,159 shares for approximately $20,537,000. For the twenty-six weeks ended July 31, 2004 and August 2, 2003, we repurchased 392,745 shares and
225,688 shares for $6,862,000 and $2,848,000, respectively.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCK REPURCHASE PROGRAM AND RESTRICTED STOCK AWARDS
         (CONTINUED)

      In February 2001, an executive officer of the Company was issued 100,000 shares of Common Stock, subject to restrictions ("Restricted Stock"), pursuant to a restricted stock agreement. The Restricted Stock becomes fully vested after four years of continuous employment with the Company and is accounted for as a component of stockholders' equity. Compensation expense of approximately $1.2 million is being amortized over four years. Amortization for each of the thirteen week periods ended July 31, 2004 and August 2, 2003 totaled $78,000.
Amortization for each of the twenty-six week periods ended July 31, 2004 and
August 2, 2003 totaled, approximately $152,000.

       In August 2003, an executive officer of the Company was issued an additional 50,000 shares of Restricted Stock pursuant to a restricted stock agreement. The Restricted Stock vests fifty percent on January 31, 2005, with the remaining fifty percent vesting on June 30, 2007, subject to the provisions of the restricted stock agreement, and is accounted for as a component of stockholders' equity. Compensation expense of approximately $774,000 is being amortized over the respective vesting periods. Amortization for the thirteen weeks and twenty-six weeks ended July 31, 2004 totaled $92,000 and $183,000, respectively.

       In October 2003, certain executives of the Company were awarded a total of 31,250 shares of Restricted Stock, pursuant to restricted stock agreements.
The Restricted Stock becomes fully vested after four years of continuous employment with the Company and is accounted for as a component of stockholders'
equity with respect to unamortized restricted stock compensation. However, such shares are not considered outstanding. Compensation expense of approximately
$473,000 is being amortized over four years. Amortization for the thirteen weeks and twenty-six weeks ended July 31, 2004 totaled $30,000 and $60,000, respectively.

       In April 2004, certain executives of the Company were awarded a total of
32,500 shares of Restricted Stock, pursuant to restricted stock agreements. The
Restricted Stock becomes fully vested after two years of continuous employment with the Company and is accounted for as a component of stockholders' equity with respect to unamortized restricted stock compensation. However, such shares are not considered outstanding. Compensation expense of approximately $629,000 is being amortized over two years. Amortization for the thirteen weeks and twenty-six weeks ended July 31, 2004 totaled $78,000.

NOTE 8 - EXECUTIVE AND DIRECTOR DEFERRED COMPENSATION AND STOCK
         PURCHASE PLANS

       On April 16, 2003, the Board of Directors adopted the Executive Deferred
Compensation and Stock Purchase Plan and the Director Deferred Compensation and
Stock Purchase Plan, which was approved by our stockholders on June 19, 2003
(the "RSU Plans"). Under the RSU Plans, key executives and our non-employee directors as designated by our Compensation Committee, are eligible to acquire restricted stock units ("RSUs"). An RSU is a unit of measurement equivalent to one share of common stock, but with none of the attendant rights of a stockholder of a share of common stock. Two types of RSUs are awarded under the
RSU Plans: (i) participant RSUs, where a plan participant may elect to defer, in the case of an executive employee, a portion of his or her actual or target bonus, and in the case of a non-employee director, his or her retainer fees and
Committee chairmanship fees, and receive RSUs in lieu

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - EXECUTIVE AND DIRECTOR DEFERRED COMPENSATION AND STOCK
         PURCHASE PLANS (CONTINUED)

thereof and (ii) matching RSUs, where we will credit a participant's plan account with one matching RSU for each participant RSU that a participant elects to purchase. While participant RSUs are fully vested at all times, matching RSUs are subject to vesting and forfeiture as set forth in the RSU Plans. At the time of distribution under the RSU Plans, RSUs are converted into actual shares of
Common Stock. As of July 31, 2004, 89,346 restricted stock units have been awarded under the RSU Plans. Amortization for the thirteen weeks and twenty-six weeks ended July 31, 2004 totaled approximately $96,000 and $134,000, respectively.

NOTE 9 - DEPARTMENT CLOSINGS

      On July 30, 2003, May announced its intention to divest 32 Lord & Taylor stores, as well as two other stores in its Famous-Barr division resulting in the closure of nine departments in 2003 and ten departments during the first half of
2004. In 2003, we generated approximately $20.0 million in sales from these 34 departments. Currently, May has not announced a specific timeline for when the remaining stores will close. For the twenty-six weeks ended July 31, 2004, we recorded charges of approximately $0.7 million, relating to the accelerated depreciation of fixed assets, the loss on disposal of fixed assets and severance.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

      From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. As of September
3, 2004, we are not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our business, results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our consolidated financial statements.

      We have not provided any third-party financial guarantees as of July 31,
2004.

NOTE 11 - DISCONTINUED OPERATIONS

     On August 26, 2003, we announced that Federated would not renew our lease in the Burdines department store division due to the planned consolidation of the Burdines and Macy's fine jewelry departments in early 2004. The termination of the lease, effective January 31, 2004, resulted in the closure of 46 Finlay departments in the Burdines department store division. In 2003, we generated approximately $55.0 million in sales from the Burdines departments. The results of operations of the Burdines departments have been segregated from those of continuing operations, net of tax, and classified as discontinued operations for the thirteen weeks and twenty-six weeks ended August 2, 2003.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - DISCONTINUED OPERATIONS (CONTINUED)

      A summary of statements of operations information relating to the discontinued operations is as follows (in thousands):

                                              THIRTEEN WEEKS   TWENTY-SIX WEEKS
                                                  ENDED              ENDED
                                                 AUGUST 2,         AUGUST 2,
                                                  2003               2003
                                              --------------   ----------------
   Sales ....................................    $10,543           $21,324
   Income before income taxes (1) (2) .......        737             1,738
   Discontinued operations, net of tax ......        450             1,061

----------

(1) Includes an allocation of $52,000 and $100,000 for the thirteen weeks and the twenty-six weeks ended August 2, 2003, respectively, of interest expense related to the Revolving Credit Agreement.

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

     o    CRITICAL ACCOUNTING POLICIES AND ESTIMATES - This section discusses those accounting policies that both are considered important to our financial condition and results of operations, and require us to exercise subjective or complex judgments in their application. In addition, all of our significant accounting policies, including critical accounting policies, are summarized in Note 2 to the consolidated financial statements included in our Form 10-K.

     o    SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS - This section provides cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause actual results to differ materially from our historical results or current expectations or projections.

         The results of operations for the thirteen weeks and twenty-six weeks ended August 2, 2003 reflect the Burdines departments as a discontinued
     operation.

EXECUTIVE OVERVIEW

OUR BUSINESS

     We are one of the leading retailers of fine jewelry in the United States and operate fine jewelry departments in major department stores for retailers such as May and Federated. We sell a broad selection of moderately priced jewelry, with an average sales price of approximately $191 per item. As of July
31, 2004, we operated 967 locations in 17 host store groups, in 46 states and the District of Columbia.

     Our primary focus is to offer high quality, desirable and competitively priced products, a breadth of merchandise assortments and to provide superior customer service. Our ability to quickly identify emerging trends and maintain strong relationships with vendors has enabled us to present better assortments in our showcases. We believe that we are an important contributor to each of our host store groups and we continue to seek opportunities to penetrate the department store segment. By outsourcing their fine jewelry departments to us, host store groups gain our expertise in merchandising, selling and marketing jewelry and customer service. Additionally, by avoiding high working capital investments

typically required of the traditional retail jewelry business, host stores improve their return on investment and increase their profitability. As a lessee, we benefit from the host stores' reputation, customer traffic, credit services and established customer base. We also avoid the substantial capital investment in fixed assets typical of a stand-alone retail format. These factors have generally led our new departments to achieve profitability within the first twelve months of operation.

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

     o    Total sales growth (current period total sales minus prior period total sales divided by prior period total sales equals percentage change) which indicates, among other things, the success of our selection of new store locations and the effectiveness of our merchandising strategies; and

     o    Operating margin rate (income from operations divided by net sales)
          which is an indicator of our success in leveraging our fixed costs and managing our variable costs.

SECOND QUARTER HIGHLIGHTS

     During the second quarter of 2004, we continued to successfully execute our marketing and merchandising strategy, as evidenced by our 3.2% growth in comparable department sales. Total sales were $188.6 million for the thirteen weeks ended July 31, 2004 compared to $182.2 million for the thirteen weeks ended August 2, 2003, an increase of 3.5%. Gross margin increased by $2.7 million compared to 2003, and as a percentage of sales, gross margin decreased by 0.3% from 50.9% to 50.6%. Although SG&A increased $2.9 million, as a percentage of sales, SG&A remained flat at 46.3%. Although borrowings under the
Revolving Credit Agreement increased by $26.2 million at July 31, 2004 as compared to August 2, 2003, primarily as a result of the refinancing of the
Senior Debentures and the Senior Notes, the average outstanding balance under the Revolving Credit Agreement decreased to $34.0 million as compared to $36.6 million in the prior year. Maximum outstanding borrowings during the twenty-six weeks ended July 31, 2004 peaked at $99.8 million, at which point the available borrowings under the Revolving Credit Agreement were an additional $113.5 million.

     During the second quarter of 2004, we and Finlay Jewelry completed the redemption of the outstanding 9% Senior Debentures having an aggregate principal amount of $75.0 million and the 8 3/8% Senior Notes having an aggregate principal amount of $150.0 million. Additionally, in June 2004, Finlay Jewelry completed the sale of the 8 3/8% New Senior Notes having an aggregate principal amount of $200.0 million. The tender offers, New Senior Notes offering and redemptions of the outstanding Senior Debentures and Senior Notes were all undertaken to simplify our capital structure by eliminating debt at the parent company level, as well as decreasing total long-term debt, decreasing our overall interest rate and extending our debt maturities.

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

     We believe that current trends in jewelry retailing provide a significant opportunity for our growth. Consumers spent approximately $54.0 billion on jewelry (including both fine jewelry and costume jewelry) in the United States in calendar year 2003, an increase of approximately $19.9 billion over 1993, according to the United States Department of Commerce, representing a compound annual growth rate of 4.7%. In the department store sector in which we operate, consumers spent an estimated $4.0 billion on fine jewelry in calendar year 2002.
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

OPPORTUNITIES, RISKS AND UNCERTAINTIES

      We achieved sustained growth during 2003 and the first half of 2004, however, we faced certain challenges as well, including:

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

     Additionally, during 2003, May announced its intention to close certain of its smaller, less profitable stores, including 32 Lord & Taylor stores, as well as two stores in its Famous-Barr division, resulting in the closure of nine departments in 2003 and ten departments during the first half of 2004. In 2003, we generated approximately $20 million in sales from these 34 departments.

     During 2003, approximately 51% and 18% of our sales were generated by departments operated in store groups owned by May and Federated, respectively.
Including our sales in Marshall Fields, which May recently acquired, departments operated by May would have accounted for 60% of our sales in 2003. We have operated departments with May since 1948 and with Federated since 1983. We believe that our relationships with these hosts are excellent. Nevertheless, a decision by either company to transfer the operation of some or all of their departments to a competitor or to assume the operation of those departments themselves would have a material adverse effect on our business and financial condition. Additionally, the department store industry may experience significant consolidations in the future. Although we have, in the past, generally benefited from host store consolidations, there is no assurance that our host store relationships will not be impacted as a result of such host store consolidation.

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

STATEMENTS OF OPERATIONS DATA

                                                                    THIRTEEN WEEKS ENDED             TWENTY-SIX WEEKS ENDED
                                                                 ----------------------------     -----------------------------
                                                                   JULY 31,        AUGUST 2,       JULY 31,          AUGUST 2,
                                                                    2004             2003           2004               2003
                                                                 -----------      -----------     -----------       -----------

Sales......................................................        100.0%           100.0%          100.0%            100.0%
Cost of sales..............................................         49.4             49.1            49.3              48.7
                                                                 -----------      -----------     -----------       -----------
    Gross margin...........................................         50.6             50.9            50.7              51.3
Selling, general and administrative expenses...............         46.3             46.3            46.7              47.1
Depreciation and amortization..............................          2.3              2.3             2.3               2.3
                                                                 -----------      -----------     -----------       -----------
    Income from operations.................................          2.0              2.3             1.7               1.9
Interest expense, net......................................          3.1              3.2             3.0               3.3
Other expense - debt extinguishment costs..................          4.8              --              2.4               --
                                                                 -----------      -----------     -----------       -----------
    Loss from continuing operations before
      income taxes.........................................         (5.9)            (0.9)           (3.7)             (1.4)
Benefit for income taxes...................................         (2.6)            (0.4)           (1.6)             (0.5)
                                                                 -----------      -----------     -----------       -----------
    Loss from continuing operations........................         (3.3)            (0.5)           (2.1)             (0.9)
Discontinued operations, net of tax........................          -                0.2             -                 0.3
                                                                 -----------      -----------     -----------       -----------
    Net loss...............................................         (3.3) %          (0.3)%          (2.1) %           (0.6)%
                                                                 ===========      ===========     ===========       ===========

THIRTEEN WEEKS ENDED JULY 31, 2004 COMPARED WITH THIRTEEN WEEKS ENDED
AUGUST 2, 2003

     SALES. Sales for the thirteen weeks ended July 31, 2004 increased $6.4 million, or 3.5%, over the comparable period in 2003. Comparable department sales (departments open for the same months during the comparable periods)
increased 3.2%. We attribute the increase in sales primarily to our merchandising and marketing strategy, which includes the following initiatives:
(i) emphasizing our "Best Value" merchandising programs, which provide a targeted assortment of items at competitive prices; (ii) focusing on holiday and event-driven promotions as well as host store marketing programs; and (iii)
positioning our departments as "destination locations" for fine jewelry.

     During the thirteen weeks ended July 31, 2004, we opened four departments, including three departments in Dillard's and closed seven departments. The openings and closings were all within existing store groups.

     GROSS MARGIN. Gross margin for the period increased by $2.7 million in 2004 compared to 2003, and, as percentage of sales, gross margin decreased by 0.3%.
The components of this 0.3% net decrease in gross margin are as follows:

                 COMPONENT              %                    REASON
     ------------------------------  --------    -------------------------------
     Merchandise cost of sales.....   (0.7)      Increase in merchandise cost of
                                                 sales is primarily due to our
                                                 continued efforts to increase
                                                 market penetration and market
                                                 share through our pricing
                                                 strategy, as well as the mix of
                                                 sales with increased sales in
                                                 the diamond, designer and
                                                 clearance categories, which
                                                 have lower margins than other
                                                 categories.

     LIFO .........................    0.2       Decrease in the LIFO provision
                                                 from $1.2 million to $1.0
                                                 million.

     Shortage .....................    0.2       The 2004 physical inventory
                                     -----       results (actual shortage vs.
                                                 accrual) were more favorable as
                                                 compared to the 2003 results.

                  Total ...........  (0.3)%
                                     ====

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The components of SG&A include payroll expense, lease fees, net advertising expenditures and other field and administrative expenses. SG&A increased $2.9 million, or 3.5%. As a percentage of sales, SG&A remained flat at 46.3%.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $0.2 million reflecting additional depreciation and amortization as a result of capital expenditures for the most recent twelve months, offset by the effect of certain assets becoming fully depreciated. In addition, accelerated depreciation costs totaling approximately $0.2 million, associated with the Lord & Taylor store closings, were recorded in the period.

     INTEREST EXPENSE, NET. Interest expense decreased by $0.1 million primarily due to a decrease in average borrowings ($272.7 million for the period in 2004 compared to $275.2 million for the comparable period in 2003). The weighted average interest rate was approximately 7.4% for the 2004 period compared to
7.6% for the comparable period in 2003.

     OTHER EXPENSE - DEBT EXTINGUISHMENT COSTS. Other expense - debt extinguishment costs includes $6.7 million for redemption premiums paid on the
Senior Debentures and the Senior Notes, $2.1 million to write-off deferred financing costs related to the refinancing of the Senior Debentures and the
Senior Notes and $0.3 million for other expenses.

      BENEFIT FOR INCOME TAXES. The income tax benefit for both the 2004 and
2003 periods reflects effective tax rates of 39%. Additionally, the 2004 period includes a benefit of approximately $0.6 million associated with the reversal of tax accruals no longer required.

     DISCONTINUED OPERATIONS. Discontinued operations includes the results of operations of the Burdines departments. Income from discontinued operations, net of tax, for the 2003 period was $0.5 million.

     NET LOSS. Net loss of $6.1 million for the 2004 period represents an increase of $5.5 million as compared to the net loss of $0.6 million in the prior period as a result of the factors discussed above.

TWENTY-SIX WEEKS ENDED JULY 31, 2004 COMPARED WITH TWENTY-SIX WEEKS ENDED
AUGUST 2, 2003

     SALES. Sales for the twenty-six weeks ended July 31, 2004 increased $18.6 million, or 5.2%, over the comparable period in 2003. Comparable department sales increased 5.0%.

     During the twenty-six weeks ended July 31, 2004, we opened 13 departments and closed 18 departments. The openings and closings were all within existing store groups. The openings included eight departments in Dillard's and the closings included nine departments in Lord & Taylor and one in Famous Barr as a result of May's decision to close certain of its smaller, less profitable stores.

     GROSS MARGIN. Gross margin for the period increased by $7.1 million in 2004 compared to 2003, and, as percentage of sales, gross margin decreased by 0.6%.
The components of this 0.6% net decrease in gross margin are as follows:

                 COMPONENT              %                     REASON
     -----------------------------    ------     -------------------------------
     Merchandise cost of sales....    (0.5)      Increase in merchandise cost of
                                                 sales is primarily due to our
                                                 continued efforts to increase
                                                 market penetration and market
                                                 share through our pricing
                                                 strategy, as well as the mix of
                                                 sales with increased sales in
                                                 the diamond, designer, and
                                                 clearance categories, which
                                                 have lower gross margins than
                                                 other categories.

     LIFO ........................    (0.1)      Increase in the LIFO provision
                                                 from $1.4 million to $1.8
                                                 million.
                                      ----
                  Total ..........    (0.6)%
                                      ====

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The components of SG&A include payroll expense, lease fees, net advertising expenditures and other field and administrative expenses. SG&A increased $6.9 million, or 4.1%. As a percentage of sales, SG&A decreased to 46.7% from 47.1%. The components of this
0.4% net decrease in SG&A are as follows:

                 COMPONENT                %                  REASON
     --------------------------------   ------   -------------------------------
     Net advertising expenditures....    0.4     Decrease in net advertising
                                                 expenditures is due to lower
                                                 gross advertising expenditures
                                                 as a percentage of sales.

     Lease fees  ....................   (0.2)    Increase in lease fees is due
                                                 to a change in the mix of host
                                                 store group sales.

     Other expenses..................    0.2     Decrease in other expenses is
                                                 due primarily to the favorable
                                                 leveraging of these expenses.
                                        ---
                   Total ...........    0.4%
                                        ===

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $0.4 million reflecting additional depreciation and amortization as a result of capital expenditures for the most recent twelve months, offset by the effect of certain assets becoming fully depreciated. In addition, accelerated depreciation costs totaling approximately $0.3 million, associated with the Lord & Taylor store closings, were recorded in the period.

     INTEREST EXPENSE, NET. Interest expense decreased by $0.2 million primarily due to a decrease in average borrowings ($253.9 million for the period in 2004 compared to $261.6 million for the comparable period in 2003). The weighted average interest rate was approximately 7.9% for the 2004 and the 2003 periods.

     OTHER EXPENSE - DEBT EXTINGUISHMENT COSTS. Other expense - debt extinguishment costs includes $6.7 million for redemption premiums paid on the
Senior Debentures and the Senior Notes, $2.1 million to write-off deferred financing costs related to the refinancing of the Senior Debentures and the
Senior Notes and $0.3 million for other expenses.

      BENEFIT FOR INCOME TAXES. The income tax benefit for both the 2004 and
2003 periods reflects effective tax rates of 39%. Additionally, the 2004 period includes a benefit of approximately $0.6 million associated with the reversal of tax accruals no longer required

     DISCONTINUED OPERATIONS. Discontinued operations includes the results of operations of the Burdines departments. Income from discontinued operations, net of tax, for the 2003 period was $1.1 million.

     NET LOSS. Net loss of $8.0 million for the 2004 period represents an increase of $6.0 million as compared to the net loss of $2.0 million in the prior period as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

       Information about our financial position as of July 31, 2004 and January
31, 2004 is presented in the following table:
                                                   JULY 31,        JANUARY 31,
                                                     2004              2004
                                                   --------        -----------
                                                     (DOLLARS IN THOUSANDS)
           Cash and cash equivalents.........        $1,802          $91,302
           Working capital...................       205,650          238,333
           Long-term debt....................       200,000          225,000
           Stockholders' equity..............       142,547          152,896

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

     We currently expect to fund capital expenditure requirements as well as liquidity needs from a combination of cash, internally generated funds and borrowings under our Revolving Credit Agreement. We believe that our internally generated liquidity through cash flows from operations, together with access to external capital resources, will be sufficient to satisfy existing commitments and plans and will provide adequate financing flexibility.

     Cash flows provided from (used in) operating, investing and financing activities for the twenty-six weeks ended July 31, 2004 and August 2, 2003 were as follows:

                                                    TWENTY-SIX WEEKS ENDED
                                                  ---------------------------
                                                   JULY 31,         AUGUST 2,
                                                     2004             2003
                                                  ---------        ----------
                                                    (DOLLARS IN THOUSANDS)
      Operating activities.....................  $(115,044)         $(101,373)
      Investing activities.....................     (5,635)            (5,007)
      Financing activities.....................     31,179             39,416
                                                 ---------          ---------
            Net decrease in cash and cash
                  equivalents .................  $ (89,500)         $ (66,964)
                                                 =========          =========

     Our current priorities for the use of cash or borrowings, as a result of borrowings available under the Revolving Credit Agreement, are:

     o    Investment in inventory and for working capital;

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
Operating cash outflows include payments to vendors for inventory, services and supplies, payments for employee payroll, lease payments and payments of interest and taxes. Net cash flows used in operating activities were $115.0 million and
$101.4 million for the twenty-six weeks ended July 31, 2004 and August 2, 2003,
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
Our working capital balance was $205.7 million at July 31, 2004, a decrease of
$32.7 million from January 31, 2004, resulting primarily from the impact of the interim net loss (exclusive of depreciation and amortization), capital expenditures, the purchase of treasury stock and additional borrowings under the
Revolving Credit Agreement related to the refinancing of the Senior Debentures and the Senior Notes.

     The seasonality of our business causes working capital requirements, and therefore borrowings under the Revolving Credit Agreement, to reach their highest level in the months of October, November and December in anticipation of the year-end holiday season. Accordingly, we experience seasonal cash needs as inventory levels peak. Additionally, substantially all of our lease agreements provide for accelerated payments during the months of November and December, which require the host store groups to remit to us 75% of the estimated months'
sales prior to or shortly following the end of that month. These proceeds result in a significant increase in our cash, which is used to reduce our borrowings under the Revolving Credit Agreement. Inventory levels increased by $14.4 million, or 5.4%, as compared to August 2, 2003, as a result of further investments in the diamond and designer categories. Although the increased inventory levels in 2004 has increased our outstanding borrowings under the Revolving Credit Agreement, our average amounts outstanding are slightly lower than for the comparable period in 2003.

INVESTING ACTIVITIES

      Investing cash outflows include payments for capital expenditures, including property and equipment. Net cash used in investing activities was $5.6 million and $5.0 million for the twenty-six weeks ended July 31, 2004 and August
2, 2003, respectively. Capital expenditures during each period related primarily to expenditures for new department openings and renovations.

FINANCING ACTIVITIES

     Proceeds from, and principal payments on, the Revolving Credit Facility and stock repurchases have been our primary financing activities. Additionally, during the second quarter of 2004, we refinanced our long-term debt. Net cash provided by financing activities was $31.2 million for the twenty-six weeks ended July 31, 2004, consisting principally of proceeds from, and principal payments on, the Revolving Credit Facility, proceeds from the issuance of the
New Senior Notes by Finlay Jewelry and funds received from stock option exercises, offset by the purchase and redemption of the outstanding Senior
Debentures and the Senior Notes and the repurchase of 392,745 shares of Common
Stock for approximately $6.9 million under our stock repurchase program. Net cash provided by financing activities was $39.4 million for the twenty-six weeks ended August 2, 2003.

     In January 2003, we entered into the Revolving Credit Agreement, which expires in January 2008. The Revolving Credit Agreement provides us with a line of credit of up to $225.0 million to finance working capital needs. Amounts outstanding under the Revolving Credit Agreement bear interest at a rate equal to, at our option, (i) the prime rate plus a margin ranging from zero to 1.0% or
(ii) the adjusted Eurodollar rate plus a margin ranging from 1.0% to 2.0%, in each case depending on our financial performance. The weighted average interest rate was 3.6% and 3.7% for the twenty-six weeks ended July 31, 2004 and August
2, 2003, respectively.

      In each year, we are required to reduce the outstanding revolving credit balance and letter of credit balance under the Revolving Credit Agreement to
$50.0 million or less and $20.0 million or less, respectively, for a 30 consecutive day period (the "Balance Reduction Requirement"). Borrowings under the Revolving Credit Agreement were $60.0 million at July 31, 2004, compared to a zero balance at January 31, 2004 and $33.8 million at August 2, 2003. The average amounts outstanding under the Revolving Credit Agreement were $34.0 million and $36.6 million for the twenty-six weeks ended July 31, 2004 and
August 2, 2003, respectively. The maximum amount outstanding for the twenty-six weeks ended July 31, 2004 was $99.8 million, at which point the available borrowings were an additional $113.5 million.

     On May 7, 2004, we and Finlay Jewelry each commenced an offer to purchase for cash any and all of our Senior Debentures and Finlay Jewelry's Senior Notes,
respectively. In conjunction with the tender offers, we and Finlay Jewelry each solicited consents to effect certain proposed amendments to the indentures governing the Senior Debentures and the Senior Notes. On May 20, 2004, we and
Finlay Jewelry announced that holders of approximately 79% and 98% of the outstanding Senior Debentures and the outstanding Senior Notes, respectively, tendered their securities and consented to the proposed amendments to the related indentures.

     On June 3, 2004, Finlay Jewelry completed the sale of the New Senior Notes.
Interest on the New Senior Notes is payable semi-annually on June 1 and December
1 of each year, commencing on December 1, 2004. Finlay Jewelry used the net proceeds from the offering of the New Senior Notes, together with drawings from its Revolving Credit Facility, to repurchase the tendered Senior Notes and to make consent payments and to distribute $77.3 million to us to enable us to repurchase the tendered Senior Debentures and to make consent payments.
Additionally, on June 3, 2004, we and Finlay Jewelry called for the redemption of all of the untendered Senior Debentures and Senior Notes, respectively, and these securities were repurchased on July 2, 2004.

     The tender offers, New Senior Notes offering, and redemptions of the outstanding Senior Debentures and Senior Notes were all undertaken to simplify our capital structure by eliminating debt at the parent company level, as well as decreasing total long-term debt, decreasing our overall interest rate and extending our debt maturities. As a result of the completion of the redemption of the Senior Debentures, Finlay Jewelry is no longer required to provide the funds necessary to pay the higher debt service costs associated with the Senior
Debentures.

     Finlay Jewelry incurred approximately $5.1 million in costs, including $4.9 million associated with the sale of the New Senior Notes, which have been deferred and are being amortized over the term of the New Senior Notes. In June
2004, we recorded pre-tax charges of approximately $9.1 million, including $6.7 million for redemption premiums paid on the Senior Debentures and the Senior
Notes, $2.1 million to write-off deferred financing costs related to the refinancing of the Senior Debentures and the Senior Notes and $0.3 million for other expenses. These costs are included in other expense - debt extinguishment costs in the accompanying Consolidated Statements of Operations.

      In the past, a significant amount of our operating cash flow has been used to pay interest with respect to the Senior Debentures, the Senior Notes and amounts due under the Revolving Credit Agreement, including the payments required pursuant to the Balance Reduction Requirement. Although the Senior
Debentures and the Senior Notes are no longer outstanding as a result of the refinancing, a significant amount of our operating cash flow will still be required to pay interest directly, with respect to the New Senior Notes and the amounts due under the Revolving Credit Agreement, including payments required under the Balance Reduction Requirement. As of July 31, 2004, our outstanding borrowings were $260.0 million, which included a $200.0 million balance under the New Senior Notes and a $60.0 million balance under the Revolving Credit
Agreement.

      Our agreements covering the Revolving Credit Agreement and the New Senior
Notes each require that we comply with certain restrictive and financial covenants. In addition, Finlay Jewelry is a party to the Gold Consignment
Agreement, which also contains certain covenants. As of and for the twenty-six weeks ended July 31, 2004, we are in compliance with all of our covenants. We expect to be in compliance with all of our covenants through 2004. Because compliance is based, in part, on our management's estimates and actual results can differ from those estimates, there can be no assurance that we will be in compliance with the covenants in the future or that the lenders will waive or amend any of the covenants should we be in violation thereof. We believe the assumptions used are appropriate.

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

     We believe that, based upon current operations, anticipated growth and continued availability under the Revolving Credit Agreement, Finlay Jewelry will, for the foreseeable future, be able to meet its debt service and anticipated working capital obligations and to make distributions sufficient to permit us to pay certain expenses as they come due. No assurances, however, can be given that Finlay Jewelry's current level of operating results will continue or improve or that Finlay Jewelry's income from operations will continue to be sufficient to permit Finlay Jewelry to meet its debt service and other obligations. Currently, Finlay Jewelry's principal financing arrangements restrict the amount of annual distributions from Finlay Jewelry to us. Other dividends and distributions, including those required to fund stock repurchases, are subject to Finlay's satisfaction of certain restrictive covenants. The amounts required to satisfy the aggregate of Finlay Jewelry's interest expense totaled $8.8 million and $8.0 million for the twenty-six weeks ended July 31,
2004 and August 2, 2003, respectively.

     Our long-term needs for external financing will depend on our rate of growth, the level of internally generated funds and the ability to continue obtaining substantial amounts of merchandise on advantageous terms, including consignment arrangements with our vendors. As of July 31, 2004, $347.6 million of consignment merchandise from approximately 300 vendors was on hand as compared to $352.1 million at August 2, 2003. For 2003, we had an average balance of consignment merchandise of $364.7 million.

      The following tables summarize our contractual and commercial obligations which may have an impact on future liquidity and the availability of capital resources, as of July 31, 2004 (dollars in thousands):

                                                                          PAYMENTS DUE BY PERIOD
                                                 --------------------------------------------------------------------------
     CONTRACTUAL OBLIGATIONS                      TOTAL     LESS THAN 1 YEAR   1 - 3 YEARS  3 - 5 YEARS   MORE THAN 5 YEARS
-------------------------------------             -----     ----------------   -----------  -----------   -----------------

 Long-Term Debt Obligations:
      New Senior Notes (due 2012) (1) .......    $200,000        $   --          $  --        $  --          $200,000

 Interest payments on New Senior Notes ......     134,000          16,750         33,500       33,500          50,250

 Operating lease obligations (2) ............       9,070           2,028          3,847        3,195            --

 Revolving Credit
    Agreement (due 2008) (3) ................      59,968          59,968           --           --              --
 Gold Consignment
    Agreement (expires 2005) ................      48,108          48,108           --           --              --
 Letters of credit ..........................      11,690          11,440           --            250            --
                                                 --------        --------        -------      -------        --------
  Total .....................................    $462,836        $138,294        $37,347      $36,945        $250,250
                                                 ========        ========        =======      =======        ========

----------
(1)   On June 3, 2004, Finlay Jewelry issued $200.0 million of New Senior Notes due 2012. Refer to Note 4 of Notes to the Consolidated Financial
      Statements.

(2)   Represents future minimum payments under noncancellable operating leases as of January 31, 2004.

(3)  The outstanding balance on the Revolving Credit Agreement at September 3,
     2004 was $80.7 million.

       We enter into arrangements with vendors to purchase merchandise up to three months in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled.

OFF-BALANCE SHEET ARRANGEMENTS

     Finlay Jewelry's Gold Consignment Agreement enables Finlay Jewelry to receive consignment merchandise by providing gold, or otherwise making payment, to certain vendors. While the merchandise

involved remains consigned, title to the gold content of the merchandise transfers from the vendors to the gold consignor. The Gold Consignment Agreement matures on July 31, 2005 and permits Finlay Jewelry to consign up to the lesser of (i) 165,000 fine troy ounces or (ii) $50.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. Finlay Jewelry believes its relationship with the gold consignor is good and expects to be in a position to extend the Gold Consignment Agreement upon its expiration. At July
31, 2004, amounts outstanding under the Gold Consignment Agreement totaled
122,913 fine troy ounces, valued at $48.1 million. The average amount outstanding under the Gold Consignment Agreement was $48.0 million in 2003. In the event this agreement is terminated, Finlay Jewelry would be required to return the gold or purchase the outstanding gold at the prevailing gold rate in effect on that date. For financial statement purposes, the consigned gold is not included in merchandise inventories on the Consolidated Balance Sheets and, therefore, no related liability has been recorded.

     The Gold Consignment Agreement requires Finlay Jewelry to comply with certain covenants, including restrictions on the incurrence of certain indebtedness, the creation of liens, engaging in transactions with affiliates and limitations on the payment of dividends. In addition, the Gold Consignment
Agreement also contains various financial covenants, including minimum earnings and fixed charge coverage ratio requirements and certain maximum debt limitations. At July 31, 2004, Finlay Jewelry was in compliance with all of its covenants under the Gold Consignment Agreement.

     We have not created, and are not party to, any off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.

OTHER ACTIVITIES AFFECTING LIQUIDITY

     We have an employment agreement with one senior executive which provides for a minimum salary level as well as incentive compensation based on meeting specific financial goals. This agreement expires on January 31, 2005 and has a remaining aggregate minimum value of $0.5 million as of July 31, 2004.

     From time to time, we enter into forward contracts based upon the anticipated sales of gold product in order to hedge against the risk arising from our payment arrangements. At July 31, 2004, we had several open positions in gold forward contracts totaling 54,500 fine troy ounces, to purchase gold for
$21.7 million. There can be no assurance that these hedging techniques will be successful or that hedging transactions will not adversely affect our results of operations or financial position.

      In January 2000, Sonab, our European leased jewelry department subsidiary, sold the majority of its assets for approximately $9.9 million. We recorded a pre-tax charge in the fourth quarter of 1999 of $28.6 million, or $1.62 per share on a diluted basis after-tax. As of July 31, 2004, our exit plan has been completed with the exception of certain employee litigation and other legal matters. To date, we have charged a total of $26.4 million against our revised estimate of $27.2 million. We do not believe future operating results or liquidity will be materially impacted by any remaining payments or litigation and legal matters mentioned above.

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

      Certain of our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Form 10-K. We believe that the following discussion addresses the critical accounting policies which are most important to the portrayal of our financial condition and results of operations and require our management's most difficult, subjective or complex judgments. We are not aware of any likely events or circumstances which would result in different amounts being reported that would materially affect our financial condition or results of operations.

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

     Shrinkage is estimated for the period from the last inventory date to the end of the fiscal year on a store by store basis. The shrinkage rate from the most recent physical inventory, in combination with historical experience, is the basis for estimating shrinkage.

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

       SELF-INSURANCE RESERVES

    We are self-insured for medical and workers' compensation claims up to certain maximum liability amounts. Although the amounts accrued are actuarially determined based on analysis of historical trends of losses, settlements, litigation costs and other factors, the amounts that we will ultimately disburse could differ materially from the accrued amounts.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2004, the FASB issued an interpretation of FASB No. 143,
"Accounting for Asset Retirement Obligations". This interpretation clarifies the scope and timing of liability recognition for conditional asset retirement obligations under FASB No. 143, and is effective no later than the end of our
2005 fiscal year. We have determined that this interpretation, and the adoption of FASB No. 143, will not have a material impact on our consolidated financial statements.

     In March 2004, the FASB published an Exposure Draft, "Shares-Based
Payment", an amendment of FASB Statements No. 123 and No. 95. Under this FASB proposal, all forms of share-based payments to employees, including employee stock option, would be treated as compensation and recognized in the income statement. This proposed statement would be effective for the beginning of our
2005 fiscal year. The Company currently accounts for stock options under APB No.
25. The pro-forma impact of expensing options is disclosed in the accompanying
Notes to the Consolidated Financial Statements.

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

      COMMODITY RISK

      We enter into forward contracts for the purchase of the majority of our gold in order to hedge the risk of gold price fluctuations. As of July 31, 2004, we had several open positions in gold forward contracts totaling 54,500 fine troy ounces, to purchase gold for $21.7 million. The fair value of gold under such contracts was $21.5 million at July 31, 2004. These contracts have settlement dates ranging from October 29, 2004 through March 31, 2005.

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

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY
        SECURITIES

ISSUER PURCHASES OF EQUITY SECURITIES

     There were no repurchases of equity securities made by us during the second quarter of 2004.

     On December 1, 2000, we announced that our Board of Directors had approved a stock repurchase program to acquire up to $20 million of Common Stock. The stock repurchase program has been extended from time to time and, on June 19,
2003, our Board of Directors approved the repurchase of an additional $20 million of outstanding Common Stock. We may, at the discretion of management, purchase our Common Stock, from time to time through September 30, 2004 under the stock repurchase program. Additionally, we currently expect the Board of
Directors to approve an extension of the stock repurchase program through
September 30, 2005. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, availability under the
Revolving Credit Facility, compliance with certain restrictive covenants and our cash position and requirements going forward. Through 2003, we repurchased a total of 1,815,159 shares for approximately $20,537,000. For the twenty-six weeks ended July 31, 2004 and August 2, 2003, we repurchased 392,745 shares and
225,688 shares for $6,862,000 and $2,848,000, respectively.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of the Stockholders of the Company was held on June
17, 2004, pursuant to notice, at which Messrs. Richard E. Kroon and Norman S.
Matthews and Ms. Ellen R. Levine were re-elected directors of the Company to serve a three-year term in the class of directors whose term expires in 2007.
Such members have been elected to serve until the expiration of their respective terms of office and until their successors are duly elected and qualified. At such meeting, votes were cast as follows:

         Name                       Votes For                   Votes Withheld
         ----                       ---------                   --------------
Richard E. Kroon                    8,182,817                            5,300
Norman S. Matthews                  8,150,438                           37,679
Ellen R. Levine                     8,187,204                              913

       Messrs. David B. Cornstein, Rohit M. Desai, Michael Goldstein, John D.
Kerin, Thomas M. Murnane and Arthur E. Reiner continued to serve as members of the Board of Directors after the meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A.  EXHIBITS

     10.1         Sixth Amendment, dated as of August 20, 2004, among Sovereign
                  Bank, as agent and a bank, Sovereign Precious Metals LLC,
                  Finlay Jewelry and eFinlay, Inc., to the Amended and Restated
                  Gold Consignment Agreement, dated as of March 30, 2001, as amended.

     10.2         Amendment No. 2, dated as of May 26, 2004, to the Second
                  Amended and Restated Credit Agreement, dated as of January 22,
                  2003, among Finlay Jewelry, Finlay Enterprises, General
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

     On August 5, 2004, the Company filed a Current Report on Form 8-K furnishing information under Item 12 relating to the Company's press release on
August 5, 2004, announcing the Company's sales for the second quarter and the six months ended July 31, 2004.

     On August 19, 2004, the Company filed a Current Report on Form 8-K furnishing information under Item 12 relating to the Company's press release on
August 19, 2004, reporting the Company's financial results for the second quarter and the six months ended July 31, 2004.

                                   SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 3, 2004                FINLAY ENTERPRISES, INC.

                                       By: /s/ Bruce E. Zurlnick
                                           -------------------------------------
                                           Bruce E. Zurlnick
                                           Senior Vice President, Treasurer
                                           and Chief Financial Officer
                                           (As both a duly authorized officer of
                                           Registrant and as principal financial
                                           officer of Registrant)

