Form 10-Q
period 2004-10-30
FINLAY ENTERPRISES INC /DE
filed 2004-12-09
CIK 878731

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended October 30, 2004

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

                       Yes  [X]                   No  [ ]

As of December 3, 2004, there were 8,957,010 shares of common stock, par value
$.01 per share, of the registrant outstanding.

                            FINLAY ENTERPRISES, INC.

                                    FORM 10-Q

                     QUARTERLY PERIOD ENDED OCTOBER 30, 2004

                                      INDEX

                                                                         PAGE(S)
                                                                         -------

PART I - FINANCIAL INFORMATION

  Item 1. Consolidated Financial Statements (Unaudited)

          Consolidated Statements of Operations for the thirteen
          weeks and thirty-nine weeks ended October 30, 2004 and
          November 1, 2003.....................................................1

          Consolidated Balance Sheets as of October 30, 2004 and
          January 31, 2004.....................................................3

          Consolidated Statements of Changes in Stockholders' Equity
          for the year ended January 31, 2004 and the thirty-nine
          weeks ended October 30, 2004.........................................4

          Consolidated Statements of Cash Flows for the thirteen
          weeks and thirty-nine weeks ended October 30, 2004 and
          November 1, 2003.....................................................5

          Notes to Consolidated Financial Statements...........................7

  Item 2. Management's Discussion and Analysis of

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION
  ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                               THIRTEEN WEEKS ENDED
                                                                         -------------------------------
                                                                           OCTOBER 30,      NOVEMBER 1,
                                                                              2004              2003
                                                                         --------------    -------------

Sales .............................................................      $   166,841       $   165,784
Cost of sales .....................................................           82,229            81,067
                                                                         -----------       -----------
    Gross margin ..................................................           84,612            84,717
Selling, general and administrative expenses ......................           82,629            80,594
Depreciation and amortization .....................................            4,298             4,353
                                                                         -----------       -----------
    Loss from operations ..........................................           (2,315)
                                                                                                  (230)
Interest expense, net .............................................            5,596             5,922
                                                                         -----------       -----------
    Loss from continuing operations before income taxes ...........           (7,911)           (6,152)
Benefit for income taxes ..........................................           (3,085)           (2,399)
                                                                         -----------       -----------
    Loss from continuing operations ...............................           (4,826)           (3,753)
Discontinued operations, net of tax ...............................              -                (123)
                                                                         -----------       -----------
    Net loss ......................................................      $    (4,826)      $    (3,876)
                                                                         ===========       ===========

Net loss per share applicable to common shares - basic and diluted:
          Loss from continuing operations .........................      $     (0.55)      $     (0.42)
          Discontinued operations, net of tax .....................              -
                                                                                                 (0.01)
                                                                         -----------       -----------
          Net loss ................................................      $     (0.55)      $     (0.43)
                                                                         ===========       ===========

Weighted average shares outstanding -
         basic and diluted ........................................        8,714,961         8,989,586
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

                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                             THIRTY-NINE WEEKS ENDED
                                                                       ----------------------------------
                                                                         OCTOBER 30,         NOVEMBER 1,
                                                                            2004                 2003
                                                                        -------------       -------------

Sales .............................................................       $   543,051        $   523,440
Cost of sales .....................................................           266,546            255,161
                                                                          -----------        -----------
    Gross margin ..................................................           276,505            268,279
Selling, general and administrative expenses ......................           258,096            249,124
Depreciation and amortization .....................................            13,061             12,718
                                                                          -----------        -----------
    Income from operations ........................................             5,348              6,437
Interest expense, net .............................................            17,109             17,628
Other expense - debt extinguishment costs .........................             9,090                -
                                                                          -----------        -----------
    Loss from continuing operations before income taxes ...........           (20,851)           (11,191)
Benefit for income taxes ..........................................            (8,756)            (4,362)
                                                                          -----------        -----------
     Loss from continuing operations ..............................           (12,095)            (6,829)
Discontinued operations, net of tax ...............................               -                  938
                                                                          -----------        -----------
     Net loss .....................................................       $   (12,095)       $    (5,891)
                                                                          ===========        ===========

Net loss per share applicable to common shares - basic and diluted:
            Loss from continuing operations .......................       $     (1.39)       $     (0.75)
            Discontinued operations, net of tax ...................               -
                                                                                                    0.10
                                                                          -----------        -----------
          Net loss per share ......................................       $     (1.39)       $     (0.65)
                                                                          ===========        ===========

Weighted average shares outstanding -
         basic and diluted ........................................         8,718,083          9,049,247
                                                                          ===========        ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                     OCTOBER 30,       JANUARY 31,
                                                                                        2004              2004
                                                                                    -------------     -------------

                                      ASSETS
Current assets:
  Cash and cash equivalents ...................................................       $   2,977        $  91,302
  Accounts receivable - department stores .....................................          37,065           21,602
  Other receivables ...........................................................          54,972           38,457
  Merchandise inventories .....................................................         305,282          272,948
  Prepaid expenses and other ..................................................           5,101            2,616
  Deferred income taxes .......................................................             -              6,564
                                                                                      ---------        ---------
     Total current assets .....................................................         405,397          433,489
                                                                                      ---------        ---------
Fixed assets:
  Building, equipment, fixtures and leasehold improvements ....................         126,396          117,631
  Less - accumulated depreciation and amortization ............................          61,310           51,506
                                                                                      ---------        ---------
     Fixed assets, net ........................................................          65,086           66,125
                                                                                      ---------        ---------
Deferred charges and other assets, net ........................................          17,912           18,120
Goodwill ......................................................................          77,288           77,288
                                                                                      ---------        ---------
     Total assets .............................................................       $ 565,683        $ 595,022
                                                                                      =========        =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings .......................................................       $  78,497        $     -
  Accounts payable - trade ....................................................          54,094          122,976
  Accrued liabilities:
     Accrued salaries and benefits ............................................          15,793           18,756
     Accrued miscellaneous taxes ..............................................           5,883            7,180
     Accrued interest .........................................................           7,466            5,303
     Deferred income ..........................................................           6,569            9,515
     Deferred income taxes ....................................................           6,635              -
     Other ....................................................................          16,300           15,864
  Income taxes payable ........................................................          11,730           15,562
                                                                                      ---------        ---------
     Total current liabilities ................................................         202,967          195,156
Long-term debt ................................................................         200,000          225,000
Deferred income taxes .........................................................          22,548           21,890
Other non-current liabilities .................................................              67               80
                                                                                      ---------        ---------
     Total liabilities ........................................................         425,582          442,126
                                                                                      ---------        ---------
Stockholders' equity:
  Common Stock, par value $.01 per share; authorized 25,000,000 shares; issued
     11,092,913 and 10,833,080 shares, at October 30, 2004 and
     January 31, 2004, respectively ...........................................             111              108
  Additional paid-in capital ..................................................          88,647           82,808
  Retained earnings ...........................................................          79,912           92,007
  Unamortized restricted stock compensation ...................................          (1,829)          (1,405)
  Accumulated other comprehensive income (loss)................................             659              (85)
  Less treasury stock, of 2,207,904 and 1,815,159 shares, respectively, at cost         (27,399)         (20,537)
                                                                                      ---------        ---------
     Total stockholders' equity ...............................................         140,101          152,896
                                                                                      ---------        ---------
     Total liabilities and stockholders' equity ...............................       $ 565,683        $ 595,022
                                                                                      =========        =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                           COMMON STOCK                          UNAMORTIZED   ACCUMULTED
                                        ------------------  ADDITIONAL            RESTRICTED      OTHER                  TOTAL
                                         NUMBER              PAID-IN   RETAINED    STOCK      COMPREHENSIVE  TREASURY  STOCKHOLDERS'
                                        OF SHARES   AMOUNT   CAPITAL   EARNINGS COMPENSATION  INCOME (LOSS)   STOCK       EQUITY
                                        ---------   ------   -------   -------- ------------  -------------   -----       ------

Balance, February 1, 2003 ............. 9,300,638    $106   $79,680   $ 83,597    $  (609)        $  55     $(13,793)   $ 149,036
    Net income ........................       -         -       -        8,410        -             -            -          8,410
    Change in fair value of gold
       forward contracts, net of tax ..       -         -       -          -          -            (140)         -           (140)
    Exercise of stock options and
       related tax benefit ............   149,500       1     1,722        -          -             -            -          1,722
    Issuance of restricted stock and
        restricted stock units ........    50,000       1     1,406        -       (1,327)          -            -             80
    Amortization of restricted stock
        compensation and restricted
        stock units ...................       -         -       -          -          531           -            -            531
    Purchase of treasury stock ........  (482,217)      -       -          -          -             -         (6,744)      (6,744)
                                        ---------    ----   -------   --------    -------         -----     --------    ---------
Balance, January 31, 2004 ............. 9,017,921     108    82,808     92,007     (1,405)          (85)     (20,537)     152,896
    Net loss ..........................       -         -       -      (12,095)       -             -            -        (12,095)
    Change in fair value of gold
       forward contracts, net of tax ..       -         -       -          -          -             744          -            744
    Exercise of stock options
       and related tax benefits .......   259,833       3     3,657        -          -             -            -          3,660
    Issuance of restricted stock and
       restricted stock units .........       -         -     2,182        -       (1,407)          -            -            775
    Amortization of restricted stock
       compensation and restricted
       stock units ....................       -         -       -          -          983           -            -            983
    Purchase of treasury stock ........  (392,745)      -       -          -          -             -         (6,862)      (6,862)
                                        ---------    ----   -------   --------    -------         -----     --------    ---------
Balance, October 30, 2004 ............. 8,885,009    $111   $88,647   $ 79,912    $(1,829)        $ 659     $(27,399)   $ 140,101
                                        =========    ====   =======   ========    =======         =====     ========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    THIRTEEN WEEKS ENDED
                                                                 ---------------------------
                                                                 OCTOBER 30,     NOVEMBER 1,
                                                                    2004            2003
                                                                 ------------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss ..................................................      $  (4,826)      $  (3,876)
  Adjustments to reconcile net loss to net cash
      used in operating activities:
   Depreciation and amortization ............................          4,298           4,991
   Amortization of deferred financing costs .................            290             258
   Amortization of restricted stock compensation
       and restricted stock units ...........................            377             163
   Deferred income tax provision ............................          1,676           1,103
   Other, net ...............................................           (369)            169
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts and other receivables ..          2,344          (9,872)
     Increase in merchandise inventories ....................        (24,854)        (35,430)
     Increase in prepaid expenses and other .................         (1,359)           (248)
     Increase in accounts payable and accrued liabilities ...         11,852          26,009
                                                                   ---------       ---------
         NET CASH USED IN OPERATING ACTIVITIES ..............        (10,571)        (16,733)
                                                                   ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and leasehold improvements         (3,279)         (2,971)
  Deferred charges and other, net ...........................            -               (23)
                                                                   ---------       ---------
        NET CASH USED IN INVESTING ACTIVITIES ...............         (3,279)         (2,994)
                                                                   ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility ...................        149,237         155,925
  Principal payments on revolving credit facility ...........       (130,708)       (135,151)
  Capitalized financing costs ...............................            (78)            -
  Bank overdraft ............................................         (3,788)            640
  Purchase of treasury stock ................................            -            (2,170)
  Stock options exercised ...................................            362             397
                                                                   ---------       ---------
           NET CASH PROVIDED FROM FINANCING ACTIVITIES ......         15,025          19,641
                                                                   ---------       ---------
           INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .          1,175             (86)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..............          1,802           2,367
                                                                   ---------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ....................      $   2,977       $   2,281
                                                                   =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid ...........................................      $   1,208       $     737
                                                                   =========       =========
    Income taxes paid (refunded) ............................      $  (9,412)      $   2,876
                                                                   =========       =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    THIRTY-NINE WEEKS ENDED
                                                                                  ----------------------------
                                                                                  OCTOBER 30,     NOVEMBER 1,
                                                                                     2004             2003
                                                                                  ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss ..................................................................      $ (12,095)      $  (5,891)
  Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization ............................................         13,061          13,710
   Amortization of deferred financing costs .................................            827             775
   Amortization of restricted stock compensation and
       restricted stock units ...............................................            983             315
   Loss on extinguishment of debt ...........................................          9,090             -
   Deferred income tax provision ............................................         13,857           3,040
   Other, net ...............................................................            150             583
   Changes in operating assets and liabilities:
      Increase in accounts and other receivables ............................        (31,978)        (29,362)
      Increase in merchandise inventories ...................................        (32,334)        (36,677)
      Increase in prepaid expenses and other ................................         (2,485)         (2,712)
      Decrease in accounts payable and accrued liabilities ..................        (84,691)        (61,887)
                                                                                   ---------       ---------
         NET CASH USED IN OPERATING ACTIVITIES ..............................       (125,615)       (118,106)
                                                                                   ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and leasehold improvements ...............         (8,914)         (8,001)
                                                                                   ---------       ---------
        NET CASH USED IN INVESTING ACTIVITIES ...............................         (8,914)         (8,001)
                                                                                   ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility ...................................        478,753         462,409
  Principal payments on revolving credit facility ...........................       (400,256)       (407,863)
  Proceeds from issuance of New Senior Notes ................................        200,000             -
  Purchase and redemption of Senior Debentures and Senior Notes .............       (231,971)            -
  Capitalized financing costs ...............................................         (4,849)           (431)
  Bank overdraft ............................................................          8,432           9,317
  Purchase of treasury stock ................................................         (6,862)         (5,018)
  Stock options exercised ...................................................          2,957             643
                                                                                   ---------       ---------
           NET CASH PROVIDED FROM FINANCING ACTIVITIES ......................         46,204          59,057
                                                                                   ---------       ---------
           DECREASE IN CASH AND CASH EQUIVALENTS ............................        (88,325)        (67,050)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..............................         91,302          69,331
                                                                                   ---------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ....................................      $   2,977       $   2,281
                                                                                   =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid ...........................................................      $  14,119       $  12,132
                                                                                   =========       =========
    Income taxes paid (refunded) ............................................      $  (6,138)      $  10,561
                                                                                   =========       =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF ACCOUNTING AND PRESENTATION

     The accompanying unaudited consolidated financial statements of Finlay
Enterprises, Inc. (the "Company," the "Registrant," "we," "us" and "our"), and
its wholly-owned subsidiary, Finlay Fine Jewelry Corporation and its wholly-owned subsidiaries ("Finlay Jewelry"), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. References to "Finlay" mean collectively, the
Company and Finlay Jewelry. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of October 30, 2004, and our results of operations and cash flows for the thirteen weeks and thirty-nine weeks ended
October 30, 2004 and November 1, 2003. Due to the seasonal nature of the business, results for interim periods are not indicative of annual results. The unaudited consolidated financial statements have been prepared on a basis consistent with that of the audited consolidated financial statements as of
January 31, 2004 referred to below, except as discussed in Notes 2 and 5 below.
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

     The results of operations and related disclosures for the thirteen weeks and thirty-nine weeks ended November 1, 2003 reflect the Burdines departments as a discontinued operation. See Note 11 for additional information regarding discontinued operations.

     Our fiscal year ends on the Saturday closest to January 31. References to
2004, 2003, 2002 and 2001 relate to the fiscal years ending January 29, 2005,
January 31, 2004, February 1, 2003 and February 2, 2002, respectively. Each of the fiscal years includes 52 weeks.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

     MERCHANDISE INVENTORIES: Consolidated inventories are stated at the lower of cost or market determined by the last-in, first-out ("LIFO") method. See Note
5 for information regarding our change in method of determining price indices used in the valuation of LIFO inventories from external indices published by the
Bureau of Labor Statistics ("BLS") to an internally developed index in 2004.
Inventory is reduced for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

     The cost to us of gold merchandise sold on consignment, which typically varies with the price of gold, is not fixed until the merchandise is sold. We, at times, enter into forward contracts based upon the anticipated sales of gold product in order to hedge against the risk of gold price fluctuations. Such contracts typically have durations ranging from one to nine months. At both
October 30, 2004 and January 31, 2004, we had several open positions in gold forward contracts totaling 31,500 fine troy ounces and 25,000 fine troy ounces, respectively, to purchase gold for $12.4 million and $10.2 million, respectively. The fair value of gold under such contracts was $13.5 million and
$10.0 million at October 30, 2004 and January 31, 2004, respectively.

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

      As of October 30, 2004 and January 31, 2004, deferred vendor allowances totaled (i) $14.2 million and $17.1 million, respectively, for owned merchandise, which allowances are included as an offset to merchandise inventories on the Consolidated Balance Sheets, and (ii) $6.6 million and $9.5 million, respectively, for merchandise received on consignment, which allowances are included as deferred income on the Consolidated Balance Sheets.

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

     We have designated our existing derivative instruments, consisting of gold forward contracts, as cash flow hedges. For derivative instruments designated as cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income, a separate component of stockholders' equity, and is reclassified into cost of sales when the offsetting effects of the hedged transaction impact earnings. Changes in the fair value of the derivative attributable to hedge ineffectiveness are recorded in earnings immediately. At October 30, 2004, the fair value of the gold forward contracts resulted in the recognition of an asset of $1.1 million. At January
31, 2004, the fair value of the gold forward contracts resulted in the recognition of a liability of $144,000. The amount recorded in accumulated other comprehensive income at October 30, 2004 of $659,000, net of tax, is expected to be reclassified into earnings through early 2005. The amount recorded in accumulated other comprehensive loss at January 31, 2004 of $85,000, net of tax, was reclassified into earnings in the first quarter of 2004.

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

     NET INCOME (LOSS) PER SHARE: Net loss per share has been computed in accordance with SFAS No. 128, "Earnings per Share". Basic and diluted net loss per share were calculated using the weighted average number of shares outstanding during each period, with options to purchase Common Stock, restricted stock and restricted stock units included in diluted net income per share, using the treasury stock method, to the extent that such options, restricted stock and restricted stock units were dilutive. As we had a net loss for the thirteen weeks and thirty-nine weeks ended October 30, 2004 and November
1, 2003, the stock options, restricted stock and restricted stock units are not considered in the calculation of diluted net loss per share due to their anti-dilutive effect. As a result, the weighted average number of shares outstanding used for both the basic and diluted net loss per share calculations was the same. Total stock options, restricted stock and restricted stock units outstanding were 1,486,827 and 1,504,901 at October 30, 2004 and November 1,
2003, respectively, at prices ranging from $7.05 to $24.31 per share in each period. For the thirty-nine weeks ended October 30, 2004, 213,750 shares of restricted stock and 93,742 restricted stock units were excluded from the computation of diluted earnings per share. For the thirty-nine weeks ended
November 1, 2003, 150,000 shares of restricted stock and 5,292 restricted stock units were excluded from the computation of diluted earnings per share. See
Note 7.

     STOCK-BASED COMPENSATION: SFAS No. 148, "Accounting for Stock-Based
Compensation - Transition and Disclosure" amends SFAS No. 123 "Accounting for
Stock-Based Compensation", to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock options. As permitted by SFAS No. 123, we have elected to account for stock options using the intrinsic value method. In accordance with the provisions of
SFAS No. 148 and APB No. 25, we have not recognized compensation expense related to our stock options. However, deferred stock-based compensation is amortized using the straight-line method over the vesting period. Had the fair value method of accounting been applied to our stock option plans, which requires recognition of compensation cost ratably over the vesting period of the stock options, net loss and net loss per share would be as follows:

                                                             THIRTEEN WEEKS ENDED           THIRTY-NINE WEEKS ENDED
                                                          ---------------------------     ----------------------------
                                                          OCTOBER 30,     NOVEMBER 1,     OCTOBER 30,      NOVEMBER 1,
                                                             2004            2003            2004             2003
                                                          -----------     -----------     -----------      -----------
                                                                                 (IN THOUSANDS)

Reported net loss ....................................      $(4,826)        $(3,876)        $(12,095)        $(5,891)
Add: Stock-based employee compensation expense
     determined under the fair value method,
     net of tax ......................................         (335)           (188)            (859)           (579)
Deduct: Stock-based employee compensation
     expense included in reported net loss, net of tax          254              94              619             187
                                                            -------         -------         --------         -------
Pro forma net loss ...................................      $(4,907)        $(3,970)        $(12,335)        $(6,283)
                                                            =======         =======         ========         =======

Basic and diluted net loss per share:
Reported net loss per share ..........................      $ (0.55)        $ (0.43)        $  (1.39)        $ (0.65)
                                                            =======         =======         ========         =======
Pro forma net loss per share .........................      $ (0.56)        $ (0.44)        $  (1.41)        $ (0.69)
                                                            =======         =======         ========         =======

                            FINLAY ENTERPRISES, INC .
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     COMPREHENSIVE INCOME (LOSS): SFAS No. 130, "Reporting Comprehensive Income"
requires disclosure of comprehensive income, defined as the total of net income and all other non-owner changes in equity, which are recorded directly to the stockholders' equity section of the consolidated balance sheet and, therefore, bypass net income. For 2004 and 2003, the only non-owner change in equity related to the change in the fair value of our outstanding gold forward contracts. For the thirteen weeks ended October 30, 2004 and November 1, 2003, the comprehensive loss, calculated as the total of the net loss plus the change in the fair value of our outstanding gold forward contracts, was $4.1 million and $3.8 million, respectively. For the thirty-nine weeks ended October 30, 2004 and November 1, 2003, the comprehensive loss was $11.4 million and $5.3 million,
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

     NEW ACCOUNTING PRONOUNCEMENT: In June 2004, the FASB issued an interpretation of FASB No. 143, "Accounting for Asset Retirement Obligations".
This interpretation clarifies the scope and timing of liability recognition for conditional asset retirement obligations under FASB No. 143, and is effective no later than the end of our 2005 fiscal year. We have determined that this interpretation, and the adoption of FASB No. 143, will not have a material impact on our consolidated financial statements.

NOTE 3 - DESCRIPTION OF BUSINESS

     We conduct business through our wholly-owned subsidiary, Finlay Jewelry. We are a retailer of fine jewelry products and operate leased fine jewelry departments in department stores throughout the United States. The fourth quarter of 2003 accounted for approximately 42% of our sales and approximately
89% of our income from operations, due to the seasonality of the retail jewelry industry. Approximately 51% of our sales in 2003 were from operations in The May
Department Stores Company ("May") and 18% in departments operated in store groups owned by Federated Department Stores ("Federated"). Including our sales in Marshall Fields which May recently acquired, departments operated by May would have accounted for 60% of our sales in 2003.

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
At October 30, 2004, $78.5 million was outstanding under this facility, at which point the available borrowings were $126.1 million. The average amounts outstanding under the Revolving Credit Agreement were $49.4 million and $42.3 million for the thirty-nine weeks ended October 30, 2004 and November 1, 2003, respectively. The maximum amount outstanding for the thirty-nine weeks ended
October 30, 2004 was $99.8 million, at which point the available borrowings were an additional $113.5 million. Amounts outstanding under the Revolving Credit
Agreement bear interest at a rate equal to, at our option, (i) the

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - SHORT AND LONG-TERM DEBT (CONTINUED)

prime rate plus a margin ranging from zero to zero to 1.0% or (ii) the adjusted
Eurodollar rate plus a margin ranging from 1.0% to 2.0%, in each case depending on our financial performance. The weighted average interest rate was 3.7% and
3.3% for the thirty-nine weeks ended October 30, 2004 and November 1, 2003, respectively.

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

      In September 2004, for the purpose of an exchange offer, Finlay Jewelry registered notes with terms identical to the New Senior Notes under the
Securities Act of 1933. Finlay Jewelry completed the exchange offer in the third quarter of 2004 and 100% of the original notes were exchanged for the registered notes.

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

NOTE  5 - MERCHANDISE INVENTORIES

   Merchandise inventories consisted of the following:

                                                               OCTOBER 30,    JANUARY 31,
                                                                 2004          2004
                                                               -----------    -----------
                                                                     (IN THOUSANDS)

   Jewelry goods - rings, watches and other fine jewelry
       (first-in, first-out ("FIFO")  basis) ...........        $322,752        $289,546
   Less:  Excess of FIFO cost over LIFO inventory value           17,470          16,598
                                                                --------        --------
                                                                $305,282        $272,948
                                                                ========        ========

      In accordance with EITF 02-16, the FIFO basis of merchandise inventories have been reduced by $14.2 million and $17.1 million at October 30, 2004 and
January 31, 2004, respectively, to reflect the vendor allowances as a reduction in the cost of merchandise.

      During the third quarter of 2004, we changed our method of determining price indices used in the valuation of LIFO inventories. Prior to the third quarter of fiscal 2004, we determined our LIFO inventory value by utilizing selected producer price indices published for jewelry and watches by the BLS.
During the third quarter of fiscal 2004, we began applying internally developed indices that we believe more accurately measure inflation or deflation in the components of our merchandise and our merchandise mix than the BLS producer price indices. Additionally, we believe that this accounting change is an alternative accounting principle that is preferable under the circumstances described above. Under the new accounting method, the LIFO charge for the thirteen and thirty-nine weeks ended October 30, 2004 was approximately $0.3 million and $0.9 million, respectively. The LIFO charge for the thirteen weeks and the thirty-nine weeks ended October 30, 2004 would have been approximately
$1.3 million and $4.4 million, respectively, under the former LIFO method. Had we not changed our method of determining price indices, the net loss and net loss per share under the former LIFO method for the thirteen weeks and thirty-nine weeks ended October 30, 2004 would have been approximately $5.5 million or $0.63 per share and approximately $14.2 million or $1.63 per share, respectively. The net loss and net loss per share for each of the thirteen weeks ended May 1, 2004 and July 31, 2004 have been restated to reflect this change.
Under the new accounting method, the LIFO charge for each of the thirteen weeks ended May 1, 2004 and July 31, 2004 was approximately $0.3 million, compared to
$0.8 million and $1.0 million, respectively, as previously reported. The cumulative effect of this change on retained earnings at the beginning of 2004 and the proforma impact of applying the new method in the periods prior to 2004 are not determinable.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  5 - MERCHANDISE INVENTORIES (CONTINUED)

Additionally, the prior year presented has not been restated to reflect this change in accounting method. The following table presents the net loss and net loss per share for the thirteen weeks ended May 1, 2004 and July 31, 2004, as restated:

                                                       THIRTEEN WEEKS ENDED
                                                    ---------------------------
                                                       MAY 1,        JULY 31,
                                                       2004            2004
                                                    ------------    -----------
NET LOSS:
Net loss as previously reported ...................  $  (1,857)      $  (6,141)
Impact of change in LIFO inventory valuation
     method, net of tax ...........................        300             429
                                                     ---------       ---------
Net loss, as restated .............................  $  (1,557)      $  (5,712)
                                                     =========       =========

BASIC AND DILUTED NET LOSS PER SHARE:
Basic and diluted net loss per share, as previously
       reported ...................................  $   (0.21)      $   (0.71)
Impact of change in LIFO inventory valuation
       method, net of tax .........................       0.03            0.05
                                                     ---------       ---------
Basic and diluted net loss per share, as restated .  $   (0.18)      $   (0.66)
                                                     =========       =========

   Approximately $387.8 million and $364.5 million at October 30, 2004 and
January 31, 2004, respectively, of merchandise received on consignment is not included in merchandise inventories and accounts payable-trade in the accompanying Consolidated Balance Sheets.

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

     Finlay Jewelry's Gold Consignment Agreement matures on July 31, 2005, and permits Finlay Jewelry to consign up to the lesser of (i) 165,000 fine troy ounces or (ii) $50.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. In the event this agreement is terminated,
Finlay Jewelry would be required to return the gold or purchase the outstanding gold at the prevailing gold rate in effect on that date. At October 30, 2004 and
January 31, 2004, amounts outstanding under the Gold Consignment Agreement totaled 115,615 and 116,835 fine troy ounces, respectively, valued at $49.2 million and $46.7 million, respectively. For financial statement purposes, the consigned gold is not included in merchandise inventories on the Consolidated
Balance Sheets and, therefore, no related liability has been recorded.

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

                           THIRTEEN WEEKS ENDED        THIRTY-NINE WEEKS ENDED
                        --------------------------    --------------------------
                        OCTOBER 30,    NOVEMBER 1,    OCTOBER 30,    NOVEMBER 1,
                            2004          2003           2004            2003
                        -----------    -----------    -----------    -----------
                                            (IN THOUSANDS)
     Minimum fees ..      $   809        $   792        $ 2,509        $ 2,420
     Contingent fees       27,396         27,089         89,330         85,350
                          -------        -------        -------        -------
       Total .......      $28,205        $27,881        $91,839        $87,770
                          =======        =======        =======        =======

NOTE 7 - STOCK REPURCHASE PROGRAM AND RESTRICTED STOCK AWARDS

      Pursuant to our stock repurchase program we may, at the discretion of management, purchase up to $12.6 million of our Common Stock, from time to time through September 30, 2005. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, availability under the Revolving Credit Facility, compliance with certain restrictive covenants and our cash position and requirements going forward. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. Through
2003, we repurchased a total of 1,815,159 shares for approximately $20,537,000.
For the thirty-nine weeks ended October 30, 2004 and November 1, 2003, we repurchased 392,745 shares and 370,238 shares for $6,862,000 and $5,018,000, respectively. Our repurchases from inception of the program to date total
2,207,904 shares for $27,399,000.

      In February 2001, an executive officer of the Company was issued 100,000 shares of Common Stock, subject to restrictions ("Restricted Stock"), pursuant to a restricted stock agreement. The Restricted Stock becomes fully vested after four years of continuous employment with the Company and is accounted for as a component of stockholders' equity. Compensation expense of approximately $1.2 million is being amortized over four years. Amortization for each of the thirteen week periods ended October 30, 2004 and November 1, 2003 totaled approximately $78,000. Amortization for each of the thirty-nine week periods ended October 30, 2004 and November 1, 2003 totaled approximately $230,000.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCK REPURCHASE PROGRAM AND RESTRICTED STOCK AWARDS (CONTINUED)

       In August 2003, an executive officer of the Company was issued an additional 50,000 shares of Restricted Stock pursuant to a restricted stock agreement. The Restricted Stock vests fifty percent on January 31, 2005, with the remaining fifty percent vesting on June 30, 2007, subject to the provisions of the restricted stock agreement, and is accounted for as a component of stockholders' equity. Compensation expense of approximately $774,000 is being amortized over the respective vesting periods. Amortization for the thirteen weeks ended October 30, 2004 and November 1, 2003 totaled $92,000 and $78,000, respectively. Amortization for the thirty-nine weeks ended October 30, 2004 and
November 1, 2003 totaled $275,000 and $78,000, respectively.

       In October 2003, certain executives of the Company were awarded a total of 31,250 shares of Restricted Stock, pursuant to restricted stock agreements.
The Restricted Stock becomes fully vested after four years of continuous employment with the Company and is accounted for as a component of stockholders'
equity with respect to unamortized restricted stock compensation. However, such shares are not considered outstanding. Compensation expense of approximately
$473,000 is being amortized over four years. Amortization for the thirteen weeks and thirty-nine weeks ended October 30, 2004 totaled $30,000 and $90,000, respectively.

       In April 2004, certain executives of the Company were awarded a total of
32,500 shares of Restricted Stock, pursuant to restricted stock agreements. The
Restricted Stock becomes fully vested after two years of continuous employment with the Company and is accounted for as a component of stockholders' equity with respect to unamortized restricted stock compensation. However, such shares are not considered outstanding. Compensation expense of approximately $629,000 is being amortized over two years. Amortization for the thirteen weeks and thirty-nine weeks ended October 30, 2004 totaled $79,000 and $156,000, respectively.

NOTE 8 - EXECUTIVE AND DIRECTOR DEFERRED COMPENSATION AND STOCK PURCHASE PLANS

       In April 2003, the Board of Directors adopted the Executive Deferred
Compensation and Stock Purchase Plan and the Director Deferred Compensation and
Stock Purchase Plan, which was approved by our stockholders on June 19, 2003
(the "RSU Plans"). Under the RSU Plans, key executives and our non-employee directors as designated by our Compensation Committee, are eligible to acquire restricted stock units ("RSUs"). An RSU is a unit of measurement equivalent to one share of common stock, but with none of the attendant rights of a stockholder of a share of common stock. Two types of RSUs are awarded under the
RSU Plans: (i) participant RSUs, where a plan participant may elect to defer, in the case of an executive employee, a portion of his or her actual or target bonus, and in the case of a non-employee director, his or her retainer fees and
Committee chairmanship fees, and receive RSUs in lieu thereof and (ii) matching
RSUs, where we will credit a participant's plan account with one matching RSU for each participant RSU that a participant elects to purchase. While participant RSUs are fully vested at all times, matching RSUs are subject to vesting and forfeiture as set forth in the RSU Plans. At the time of distribution under the RSU Plans, RSUs are converted into actual shares of
Common Stock. As of October 30, 2004, 93,742 restricted stock units have been awarded under the RSU Plans. Amortization for the thirteen weeks ended October
30, 2004 and November 1, 2003 totaled approximately $98,000 and $10,000, respectively. Amortization for the thirty-nine weeks ended October 30, 2004 and
November 1, 2003 totaled $232,000 and $10,000, respectively.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - DEPARTMENT CLOSINGS

      In July 2003, May announced its intention to divest 32 Lord & Taylor stores, as well as two other stores in its Famous-Barr division resulting in the closure of nine departments in 2003 and ten departments during the thirty-nine weeks ended October 30, 2004. In 2003, we generated approximately $20.0 million in sales from these 34 departments. Currently, May has not announced a specific timeline for when the remaining stores will close, with the exception of one store expected to close in the fourth quarter of 2004. For the thirty-nine weeks ended October 30, 2004 and November 1, 2003, we recorded charges of approximately $0.9 million and $0.3 million, respectively, relating to the accelerated depreciation of fixed assets, the loss on disposal of fixed assets and severance.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

      From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. As of December
3, 2004, we are not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our business, results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our consolidated financial statements.

      We have not provided any third-party financial guarantees as of and for the thirty-nine weeks ended October 30, 2004.

NOTE 11 - DISCONTINUED OPERATIONS

     In August 2003, we announced that Federated would not renew our lease in the Burdines department store division due to the planned consolidation of the
Burdines and Macy's fine jewelry departments in early 2004. The termination of the lease, effective January 31, 2004, resulted in the closure of 46 Finlay departments in the Burdines department store division. In 2003, we generated approximately $55.0 million in sales from the Burdines departments. The results of operations of the Burdines departments have been segregated from those of continuing operations, net of tax, and classified as discontinued operations for the thirteen weeks and thirty-nine weeks ended November 1, 2003.

      A summary of statements of operations information relating to the discontinued operations is as follows (in thousands):

                                                     THIRTEEN WEEKS     THIRTY-NINE WEEKS
                                                          ENDED                ENDED
                                                   NOVEMBER 1, 2003      NOVEMBER 1, 2003
                                                   -----------------    ------------------

  Sales........................................           $ 9,149             $ 30,473
  Income (loss) before income taxes (1)(2).....              (204)               1,534
  Discontinued operations, net of tax..........              (123)                 938

----------
(1)    Includes an allocation of $46,000 and $142,000 for the thirteen weeks and the thirty-nine weeks ended November 1, 2003, respectively, of interest expense related to the Revolving Credit Agreement.
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

        The results of operations for the thirteen weeks and thirty-nine weeks ended November 1, 2003 reflect the Burdines departments as a discontinued
operation.

EXECUTIVE OVERVIEW

OUR BUSINESS

     We are one of the leading retailers of fine jewelry in the United States and operate fine jewelry departments in major department stores for retailers such as May and Federated. We sell a broad selection of moderately priced jewelry, with an average sales price of approximately $191 per item. As of
October 30, 2004, we operated 975 locations in 16 host store groups, in 46 states and the District of Columbia.

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

THIRD QUARTER HIGHLIGHTS

     During the third quarter of 2004, we continued to successfully execute our marketing and merchandising strategy. Total sales were $166.8 million for the thirteen weeks ended October 30, 2004 compared to $165.8 million for the thirteen weeks ended November 1, 2003, an increase of 0.6%. Comparable department sales increased 0.7%. Gross margin decreased by $0.1 million compared to 2003, and as a percentage of sales, gross margin decreased by 0.4% from 51.1%
to 50.7%. SG&A increased $2.0 million and as a percentage of sales, SG&A increased 0.9% from 48.6% to 49.5%. Borrowings under the Revolving Credit
Agreement increased by $24.0 million at October 30, 2004 as compared to November
1, 2003, primarily as a result of the refinancing of the Senior Debentures and the Senior Notes. Maximum outstanding borrowings during the thirty-nine weeks ended October 30, 2004 peaked at $99.8 million, at which point the available borrowings under the Revolving Credit Agreement were an additional $113.5 million.

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
population and an increase in the number of working women, have resulted in greater disposable income, thus contributing to the growth of the fine jewelry retailing industry. Our management also believes that jewelry consumers today increasingly perceive fine jewelry as a fashion accessory, resulting in purchases which augment our gift and special occasion sales.

OPPORTUNITIES, RISKS AND UNCERTAINTIES

     We achieved sustained growth during 2003 and the nine months of 2004, however, we faced certain challenges as well, including:

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

     Additionally, during 2003, May announced its intention to close certain of its smaller, less profitable stores, including 32 Lord & Taylor stores, as well as two stores in its Famous-Barr division, resulting in the closure of nine departments in 2003 and ten departments during the thirty-nine weeks ended
October 30, 2004. In 2003, we generated approximately $20 million in sales from these 34 departments.

     During 2003, approximately 51% and 18% of our sales were generated by departments operated in store groups owned by May and Federated, respectively.
Including our sales in Marshall Fields which May recently acquired, departments operated by May would have accounted for 60% of our sales in 2003. We have operated departments with May since 1948 and with Federated since 1983. We believe that our relationships with these host stores are excellent.
Nevertheless, a decision by either company to transfer the operation of some or all of their departments to a competitor or to assume the operation of those departments themselves would have a material adverse effect on our business and financial condition. Additionally, the department store industry may experience significant consolidations in the future, however, there is no assurance that our host store relationships will not be impacted as a result of such host store consolidation.

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

STATEMENTS OF OPERATIONS DATA

                                                                     THIRTEEN WEEKS ENDED            THIRTY-NINE WEEKS ENDED
                                                                 ----------------------------     -----------------------------
                                                                  OCTOBER 30,     NOVEMBER 1,      OCTOBER 30,      NOVEMBER 1,
                                                                    2004              2003           2004               2003
                                                                 -----------      -----------     -----------       -----------

Sales......................................................        100.0%           100.0%          100.0%            100.0%
Cost of sales..............................................         49.3             48.9            49.1              48.7
                                                                 -----------      -----------     -----------       -----------
    Gross margin...........................................         50.7             51.1            50.9              51.3
Selling, general and administrative expenses...............         49.5             48.6            47.5              47.6
Depreciation and amortization..............................          2.6              2.6             2.4               2.5
                                                                 -----------      -----------     -----------       -----------
    Income (loss) from operations..........................         (1.4)            (0.1)            1.0               1.2
Interest expense, net......................................          3.3              3.6             3.1               3.3
Other expense - debt extinguishment costs..................          -                -               1.7               -
                                                                 -----------      -----------     -----------       -----------
    Loss from continuing operations before
      income taxes.........................................         (4.7)            (3.7)           (3.8)             (2.1)
Benefit for income taxes...................................         (1.8)            (1.4)           (1.6)             (0.8)
                                                                 -----------      -----------     -----------       -----------
    Loss from continuing operations........................         (2.9)            (2.3)           (2.2)             (1.3)
Discontinued operations, net of tax........................          -                -               -                 0.2
                                                                 -----------      -----------     -----------       -----------
    Net loss...............................................         (2.9)%           (2.3)%          (2.2)%            (1.1)%
                                                                 ===========      ===========     ===========       ===========

THIRTEEN WEEKS ENDED OCTOBER 30, 2004 COMPARED WITH THIRTEEN WEEKS ENDED NOVEMBER 1, 2003

     SALES. Sales for the thirteen weeks ended October 30, 2004 increased $1.1 million, or 0.6%, over the comparable period in 2003. Comparable department sales (departments open for the same months during the comparable periods)
increased 0.7%. We attribute the increase in sales primarily to our merchandising and marketing strategy, which includes the following initiatives:
(i) emphasizing our "Best Value" merchandising programs, which provide a targeted assortment of items at competitive prices; (ii) focusing on holiday and event-driven promotions as well as host store marketing programs; and (iii)
positioning our departments as "destination locations" for fine jewelry.

     During the thirteen weeks ended October 30, 2004, we opened twelve departments, including three departments in Dillard's and closed four departments. The openings and closings were all within existing store groups.

     GROSS MARGIN. Gross margin for the period decreased by $0.1 million in 2004 compared to 2003, and, as a percentage of sales, gross margin decreased by 0.4%.
The components of this 0.4% net decrease in gross margin are as follows:

            COMPONENT                         %                                 REASON
-----------------------------------    ----------------    --------------------------------------------------

Merchandise cost of sales.........          (0.9)          Increase in merchandise cost of sales is primarily
                                                           due to our continued efforts to increase market
                                                           penetration and market share through our pricing
                                                           strategy, as well as the mix of sales with
                                                           increased sales in the diamond, designer and
                                                           clearance categories, which have lower margins than
                                                           other categories.

LIFO .............................           0.3           Net decrease in the LIFO provision from $0.8
                                                           million in the 2003 period to $0.3 million in the
                                                           2004 period. As discussed in Note 5 to the
                                                           accompanying consolidated financial statements, we
                                                           changed our method of valuing inventory for LIFO
                                                           purposes. Under the former method, the LIFO charge
                                                           would have increased to $1.3 million, which is $1.0
                                                           million more than the LIFO charge under the new
                                                           method.

Shortage .........................           0.2           The 2004 physical inventory results (actual
                                                           shortage vs. accrual) were more favorable as
                                                           compared to the 2003 results.
                                          --------
             Total ...............          (0.4)%
                                          ========

     During the third quarter of 2004, we changed our method of determining price indices used in the valuation of LIFO inventories. Prior to the third quarter of 2004, we determined our LIFO inventory value by utilizing selected producer price indices published for jewelry and watches by the BLS. During the third quarter of 2004, we began applying internally developed indices that we believe more accurately measure inflation or deflation in the components of our merchandise and our merchandise mix than the BLS producer price indices.
Additionally, we believe that this change in accounting method is an alternative accounting principle that is preferable under the circumstances described above.
As a result of this change in accounting method, we recorded LIFO charges of approximately $0.3 million and $0.9 million for the thirteen weeks and thirty-nine weeks ended October 30, 2004, respectively. Using the BLS producer price indices, the LIFO charge for the thirteen weeks and thirty-nine weeks ended October 30, 2004 would have been $1.3 million and $4.4 million, respectively. Had we not changed our method of determining price indices, the net loss and net loss per share under the former LIFO method for the thirteen weeks and thirty-nine weeks ended October 30, 2004 would have been approximately
$5.5 million or $0.63 per share and approximately $14.2 million or $1.63 per share, respectively.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The components of SG&A include payroll expense, lease fees, net advertising expenditures and other field and administrative expenses. SG&A increased $2.0 million, or 2.5%. As a percentage of sales, SG&A increased by 0.9%. The components of this 0.9% net increase in SG&A are as follows:

            COMPONENT                         %                                 REASON
-----------------------------------    ----------------    --------------------------------------------------

Net advertising expenditures......           0.3           Decrease in net advertising expenditures is due to
                                                           lower gross advertising as a percentage of sales.

Lease fees........................          (0.1)          Increase in lease fees is due to a change in the
                                                           mix of host store group sales.

Payroll expense ..................          (0.8)          Although sales increased over the prior year, the
                                                           increase in payroll expense is due to lower than
                                                           expected same store sales negatively impacting the
                                                           leveraging of payroll expense.

Other expenses ...................          (0.3)          Increase in other expenses is due primarily to
                                                           lower than expected same store sales negatively
                                                           impacting the leveraging of these expenses.
                                          --------
             Total ...............          (0.9)%
                                          ========

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased by
$0.1 million reflecting additional depreciation and amortization as a result of capital expenditures for the most recent twelve months, offset by the effect of certain assets becoming fully depreciated. In addition, accelerated depreciation costs totaling approximately $0.1 million, associated with the Lord & Taylor store closings, were recorded in the period.

     INTEREST EXPENSE, NET. Interest expense decreased by $0.3 million primarily due to a decrease in the weighted average interest rate (7.1% for the period in
2004 compared to 7.5% for the comparable period in 2003) as a result of the refinancing of the Senior Debentures and the Senior Notes. Average borrowings increased from $278.5 million for the 2003 period to $280.2 million for the 2004 period.

      BENEFIT FOR INCOME TAXES. The income tax benefit for both the 2004 and
2003 periods reflects effective tax rates of 39%.

     DISCONTINUED OPERATIONS. Discontinued operations includes the results of operations of the Burdines departments. The loss from discontinued operations, net of tax, for the 2003 period was $0.1 million.

     NET LOSS. Net loss of $4.8 million for the 2004 period represents an increase of $0.9 million as compared to the net loss of $3.9 million in the prior period as a result of the factors discussed above.

THIRTY-NINE WEEKS ENDED OCTOBER 30, 2004 COMPARED WITH THIRTY-NINE WEEKS ENDED
NOVEMBER 1, 2003

     SALES. Sales for the thirty-nine weeks ended October 30, 2004 increased
$19.6 million, or 3.7%, over the comparable period in 2003. Comparable department sales increased 3.6%.

     During the thirty-nine weeks ended October 30, 2004, we opened 25 departments and closed 22 departments. The openings and closings were all within existing store groups. The openings included eleven departments in Dillard's and the closings included nine departments in Lord & Taylor and one in Famous Barr as a result of May's decision to close certain of its smaller, less profitable stores.

     GROSS MARGIN. Gross margin for the period increased by $8.2 million in 2004 compared to 2003, and, as percentage of sales, gross margin decreased by 0.4%.
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
                                                           increased sales in the diamond, designer and
                                                           clearance categories, which have lower gross
                                                           margins than other categories.

LIFO .............................            0.2          Net decrease in the LIFO provision from $2.2
                                                           million in the 2003 period to $0.9 million in the
                                                           2004 period. As discussed in Note 5 of the
                                                           accompanying consolidated financial statements, we
                                                           changed our method of valuing inventory for LIFO
                                                           purposes. Under the former method, the LIFO charge
                                                           would have increased to $4.4 million, which is $3.5
                                                           million more than the LIFO charge under the new
                                                           method.

Shortage .........................            0.1          The 2004 physical inventory results (actual
                                                           shortage vs. accrual) were more favorable compared
                                                           to the 2003 results.
                                             ------
             Total ...............           (0.4)%
                                             ======

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The components of SG&A include payroll expense, lease fees, net advertising expenditures and other field and administrative expenses. SG&A increased $9.0 million, or 3.6%. As a percentage of sales, SG&A decreased to 47.5% from 47.6% primarily due to a decrease in net advertising expenditures, offset by an increase in both payroll expense and lease fees.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $0.3 million reflecting additional depreciation and amortization as a result of capital expenditures for the most recent twelve months, offset by the effect of certain assets becoming fully depreciated. In addition, accelerated depreciation costs totaling approximately $0.4 million, associated with the Lord & Taylor store closings, were recorded in the period.

     INTEREST EXPENSE, NET. Interest expense decreased by $0.5 million primarily due to a decrease in average borrowings ($262.8 million for the period in 2004 compared to $267.3 million for the comparable period in 2003) as a result of the refinancing of the Senior Debentures and the Senior Notes. The weighted average interest rate was approximately 7.6% for the 2004 period compared to 7.7% for the comparable period in 2003.

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

     DISCONTINUED OPERATIONS. Discontinued operations includes the results of operations of the Burdines departments. Income from discontinued operations, net of tax, for the 2003 period was $0.9 million.

     NET LOSS. Net loss of $12.1 million for the 2004 period represents an increase of $6.2 million as compared to the net loss of $5.9 million in the prior period as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Information about our financial position as of October 30, 2004 and January
31, 2004 is presented in the following table:

                                                OCTOBER 30,      JANUARY 31,
                                                   2004              2004
                                               -------------    -------------
                                                   (DOLLARS IN THOUSANDS)
         Cash and cash equivalents.........      $   2,977      $  91,302
         Working capital...................        202,430        238,333
         Long-term debt....................        200,000        225,000
         Stockholders' equity..............        140,101        152,896

     Our primary capital requirements are for funding working capital for new departments and for growth of existing departments, as well as debt service obligations and lease payments to host store groups, and, to a lesser extent, capital expenditures for opening new departments, renovating existing departments and information technology investments. For 2003, capital expenditures totaled $12.9 million and for 2004 are estimated to be approximately $12 to $13 million. Although capital expenditures are limited by the terms of the Revolving Credit Agreement, to date, this limitation has not precluded us from satisfying our capital expenditure requirements.

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

     Cash flows provided from (used in) operating, investing and financing activities for the thirty-nine weeks ended October 30, 2004 and November 1, 2003 were as follows:

                                                     THIRTY-NINE WEEKS ENDED
                                               ---------------------------------
                                                 OCTOBER 30,        NOVEMBER 1,
                                                     2004              2003
                                               --------------     --------------
                                                     (DOLLARS IN THOUSANDS)
     Operating activities.....................   $ (125,615)       $  (118,106)
     Investing activities.....................       (8,914)            (8,001)
     Financing activities.....................       46,204             59,057
           Net decrease in cash and cash       --------------     --------------
                 equivalents .................   $  (88,325)       $   (67,050)
                                               ==============     ==============

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
Operating cash outflows include payments to vendors for inventory, services and supplies, payments for employee payroll, lease payments and payments of interest and taxes. Net cash flows used in operating activities were $125.6 million for the thirty-nine weeks ended October 30, 2004, consisting principally of a decrease in accounts payable primarily due to lower inventory receipts and lower consignment inventory sales as well as a decrease in net current deferred tax assets related to a change in accounting method for tax purposes regarding vendor allowances. Net cash flows used in operating activities was $118.1 million for the thirty-nine weeks ended November 1, 2003.

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
Our working capital balance was $202.4 million at October 30, 2004, a decrease of $35.9 million from January 31, 2004, resulting primarily from the impact of the interim net loss (exclusive of depreciation and amortization), capital expenditures, the purchase of treasury stock and additional borrowings under the
Revolving Credit Agreement related to the refinancing of the Senior Debentures and the Senior Notes.

     The seasonality of our business causes working capital requirements, and therefore borrowings under the Revolving Credit Agreement, to reach their highest level in the months of October, November and December in anticipation of the year-end holiday season. Accordingly, we experience seasonal cash needs as inventory levels peak. Additionally, substantially all of our lease agreements provide for accelerated payments during the months of November and December, which require the host store groups to remit to us 75% of the estimated months'
sales prior to or shortly following the end of that month. These proceeds result in a significant increase in our cash, which is used to reduce our borrowings under the Revolving Credit Agreement. Inventory levels increased by $5.1 million, or 1.7%, as compared to November 1, 2003 somewhat as a result of further investments in the diamond and designer categories.

INVESTING ACTIVITIES

      Investing cash outflows include payments for capital expenditures, including property and equipment. Net cash used in investing activities was $8.9 million and $8.0 million for the thirty-nine weeks ended October 30, 2004 and
November 1, 2003, respectively. Capital expenditures during each period related primarily to expenditures for new department openings and renovations.

FINANCING ACTIVITIES

     Proceeds from, and principal payments on, the Revolving Credit Facility and stock repurchases have been our primary financing activities. Additionally, during the second quarter of 2004, we refinanced our long-term debt. Net cash provided from financing activities was $46.2 million for the thirty-nine weeks ended October 30, 2004, consisting principally of proceeds from, and principal payments on, the Revolving Credit Facility, proceeds from the issuance of the
New Senior Notes by Finlay Jewelry and funds received from stock option exercises, offset by the purchase and redemption of the outstanding Senior
Debentures and the Senior Notes and the repurchase of 392,745 shares of Common
Stock for approximately $6.9 million under our stock repurchase program. Net cash provided from financing activities was $59.1 million for the thirty-nine weeks ended November 1, 2003.

     In January 2003, we entered into the Revolving Credit Agreement, which expires in January 2008. The Revolving Credit Agreement provides us with a line of credit of up to $225.0 million to finance working capital needs. Amounts outstanding under the Revolving Credit Agreement bear interest at a rate equal to, at our option, (i) the prime rate plus a margin ranging from zero to 1.0% or
(ii) the adjusted Eurodollar rate plus a margin ranging from 1.0% to 2.0%, in each case depending on our financial performance. The weighted average interest rate was 3.7% and 3.3% for the thirty-nine weeks ended October 30, 2004 and
November 1, 2003, respectively.

      In each year, we are required to reduce the outstanding revolving credit balance and letter of credit balance under the Revolving Credit Agreement to
$50.0 million or less and $20.0 million or less, respectively, for a 30 consecutive day period (the "Balance Reduction Requirement"). Borrowings under the Revolving Credit Agreement were $78.5 million at October 30, 2004, compared to a zero balance at January 31, 2004 and $54.5 million at November 1, 2003. The average amounts outstanding under the Revolving Credit Agreement were $49.4 million and $42.3 million for the thirty-nine weeks ended October 30, 2004 and
November 1, 2003, respectively. The maximum amount outstanding for the thirty-nine weeks ended October 30, 2004 was $99.8 million, at which point the available borrowings were an additional $113.5 million.

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

     In September 2004, for the purpose of an exchange offer, Finlay Jewelry registered notes with terms identical to the New Senior Notes under the
Securities Act of 1933. Finlay Jewelry completed the exchange offer in the third quarter of 2004 and 100% of the original notes were exchanged for the registered notes.

      In the past, a significant amount of our operating cash flow has been used to pay interest with respect to the Senior Debentures, the Senior Notes and amounts due under the Revolving Credit Agreement, including the payments required pursuant to the Balance Reduction Requirement. Although the Senior
Debentures and the Senior Notes are no longer outstanding as a result of the refinancing, a significant amount of our operating cash flow will still be required to pay interest with respect to the New Senior Notes and amounts due under the Revolving Credit Agreement, including payments required under the
Balance Reduction Requirement. As of October 30, 2004, our outstanding borrowings were $278.5 million, which included a $200.0 million balance under the New Senior Notes and a $78.5 million balance under the Revolving Credit
Agreement.

      Our agreements covering the Revolving Credit Agreement and the New Senior
Notes each require that we comply with certain restrictive and financial covenants. In addition, Finlay Jewelry is a party to the Gold Consignment
Agreement, which also contains certain covenants. As of and for the thirty-nine weeks ended October 30, 2004, we are in compliance with all of our covenants. We expect to be in compliance with all of our covenants through 2004. Because compliance is based, in part, on our management's estimates and actual results can differ from those estimates, there can be no assurance that we will be in compliance with the covenants in the future or that the lenders will waive or amend any of the covenants should we be in violation thereof. We believe the assumptions used are appropriate.

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

     We believe that, based upon current operations, anticipated growth and continued availability under the Revolving Credit Agreement, Finlay Jewelry will, for the foreseeable future, be able to meet its debt service and anticipated working capital obligations and to make distributions sufficient to permit us to pay certain expenses as they come due. No assurances, however, can be given that Finlay Jewelry's current level of operating results will continue or improve or that Finlay Jewelry's income from operations will continue to be sufficient to permit Finlay Jewelry to meet its debt service and other obligations. Currently, Finlay Jewelry's principal financing arrangements restrict the amount of annual distributions from Finlay Jewelry to us. Other dividends and distributions, including those required to fund stock repurchases, are subject to Finlay's satisfaction of certain restrictive covenants. The amounts required to satisfy the aggregate of Finlay Jewelry's interest expense totaled $10.0 million and $8.8 million for the thirty-nine weeks ended October
30, 2004 and November 1, 2003, respectively.

     Our long-term needs for external financing will depend on our rate of growth, the level of internally generated funds and the ability to continue obtaining substantial amounts of merchandise on advantageous terms, including consignment arrangements with our vendors. As of October 30, 2004,

$387.8 million of consignment merchandise from approximately 300 vendors was on hand as compared to $381.8 million at November 1, 2003. For 2003, we had an average balance of consignment merchandise of $364.7 million.

      The following table summarizes our contractual and commercial obligations which may have an impact on future liquidity and the availability of capital resources, as of October 30, 2004 (dollars in thousands):

                                                                         PAYMENTS DUE BY PERIOD
                                           -----------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                         TOTAL    LESS THAN 1 YEAR   1 - 3 YEARS     3 - 5 YEARS   MORE THAN 5 YEARS
-----------------------                      ----------  ----------------   -----------     -----------   -----------------

Long-Term Debt Obligations:
    New Senior Notes (due 2012) (1) .......   $200,000        $   --          $   --          $   --          $200,000

Interest payments on New Senior Notes .....    134,000          16,750          33,500          33,500          50,250
Operating lease obligations (2) ...........      9,070           2,028           3,847           3,195            --

Revolving Credit Agreement (due 2008) (3) .     78,497          78,497            --              --              --
Gold Consignment Agreement (expires 2005) .     49,200          49,200            --              --              --
Gold forward contracts ....................     12,362          12,362            --              --              --
Letters of credit .........................     11,690          11,440            --               250            --
                                              --------        --------        --------        --------        --------
   Total ..................................   $494,819        $170,277        $ 37,347        $ 36,945        $250,250
                                              ========        ========        ========        ========        ========

-----------------------
(1)   On June 3, 2004, Finlay Jewelry issued $200.0 million of New Senior Notes due 2012. Refer to Note 4 of Notes to the Consolidated Financial
      Statements.

(2)   Represents future minimum payments under noncancellable operating leases as of January 31, 2004.

(3)  The outstanding balance under the Revolving Credit Agreement at December 3,
     2004 was $93.4 million.

      The operating leases included in the above table do not include contingent rent based upon sales volume or variable costs such as maintenance, insurance and taxes. Our open purchase orders are cancelable without penalty and are therefore not included in the above table. There were no commercial commitments outstanding as of October 30, 2004, other than as disclosed in the table above, nor have we provided any third-party financial guarantees as of and for the thirty-nine weeks ended October 30, 2004.

OFF-BALANCE SHEET ARRANGEMENTS

     Finlay Jewelry's Gold Consignment Agreement enables Finlay Jewelry to receive consignment merchandise by providing gold, or otherwise making payment, to certain vendors. While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to the gold consignor. The Gold Consignment Agreement matures on July 31, 2005 and permits
Finlay Jewelry to consign up to the lesser of (i) 165,000 fine troy ounces or
(ii) $50.0 million worth of gold, subject to a formula as prescribed by the Gold
Consignment Agreement. Finlay Jewelry believes its relationship with the gold consignor is good and expects to be in a position to extend the Gold Consignment
Agreement upon its expiration. At October 30, 2004, amounts outstanding under the Gold Consignment Agreement totaled 115,615 fine troy ounces, valued at $49.2 million. The average amount outstanding under the Gold Consignment Agreement was
$48.0 million in 2003. In the event this agreement is terminated, Finlay Jewelry would be required to return the gold or purchase the outstanding gold at the prevailing gold rate in effect on that date. For financial statement purposes, the consigned gold is not included in merchandise inventories on the
Consolidated Balance Sheets and, therefore, no related liability has been recorded.

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
At October 30, 2004, Finlay Jewelry was in compliance with all of its covenants under the Gold Consignment Agreement.

     We have not created, and are not party to, any off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.

OTHER ACTIVITIES AFFECTING LIQUIDITY

     We have an employment agreement with one senior executive which provides for a base salary level as well as incentive compensation based on meeting specific financial goals. This agreement expires on January 31, 2005 and has a remaining aggregate value of $0.3 million as of October 30, 2004. In December
2004, we entered into a new employment agreement with the aforementioned senior executive. The new employment agreement has a term of four years commencing on
January 30, 2005 and ending on January 31, 2009, unless earlier terminated by the senior executive, in accordance with the provisions of the employment agreement. The new employment agreement provides a base annual salary level of approximately $1.0 million as well as incentive compensation based on meeting specific financial goals, which are not yet determinable.

     From time to time, we enter into forward contracts based upon the anticipated sales of gold product in order to hedge against the risk arising from our payment arrangements. At October 30, 2004, we had several open positions in gold forward contracts totaling 31,500 fine troy ounces, to purchase gold for $12.4 million. There can be no assurance that these hedging techniques will be successful or that hedging transactions will not adversely affect our results of operations or financial position.

      In January 2000, Sonab, our European leased jewelry department subsidiary, sold the majority of its assets for approximately $9.9 million. We recorded a pre-tax charge in the fourth quarter of 1999 of $28.6 million, or $1.62 per share on a diluted basis after-tax. As of October 30, 2004, our exit plan has been completed with the exception of certain employee litigation and other legal matters. To date, we have charged a total of $26.4 million against our revised estimate of $27.2 million. We do not believe future operating results or liquidity will be materially impacted by any remaining payments or litigation and legal matters mentioned above.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are constantly re-evaluated, and adjustments are made when facts and circumstances dictate a change. However, since future events and their impact cannot be determined with certainty, actual results may differ from our estimates, and such differences could be material to the consolidated financial statements. Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates. A summary of our significant accounting policies and a description of accounting policies that we believe are most critical may be found in Note 2 to the consolidated financial statements included in our Form 10-K for the year ended January 31, 2004.

        MERCHANDISE INVENTORIES

     We value our inventories at the lower of cost or market. The cost is determined by the last-in, first-out method. We are required to determine the
LIFO cost on an interim basis by estimating annual inflation trends, annual purchases and ending inventory levels for the fiscal year. Actual annual inflation rates and inventory balances as of the end of any fiscal year may differ from interim estimates. Factors related to inventories, such as future consumer demand and the economy's impact on consumer discretionary spending, inventory aging, ability to return merchandise to vendors, merchandise condition and anticipated markdowns, are analyzed to determine estimated net realizable values. An adjustment is recorded to reduce the LIFO cost of inventories, if required. Any significant unanticipated changes in the factors above could have a significant impact on the value of the inventories and our reported operating results.

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

RECENT ACCOUNTING PRONOUNCEMENT

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

      COMMODITY RISK

      We enter into forward contracts for the purchase of the majority of our gold in order to hedge the risk of gold price fluctuations. As of October 30,
2004, we had several open positions in gold forward contracts totaling 31,500 fine troy ounces, to purchase gold for $12.4 million. The fair value of gold under such contracts was $13.5 million at October 30, 2004. These contracts have settlement dates ranging from December 30, 2004 through March 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

     We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO")
and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, the
CEO and CFO concluded that the design and operation of these disclosure controls and procedures are effective in reaching a reasonable level of assurance that material financial and non-financial information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

     There were no repurchases of equity securities made by us during the third quarter of 2004.

     Pursuant to our stock repurchase program we may, at the discretion of management, purchase up to $12.6 million of our Common Stock from time to time through September 30, 2005. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, availability under the Revolving Credit Facility, compliance with certain restrictive covenants and our cash position and requirements going forward. Through 2003, we repurchased a total of 1,815,159 shares for approximately $20,537,000. For the thirty-nine weeks ended October 30, 2004 and November 1, 2003, we repurchased 392,745 shares and 370,238 shares for $6,862,000 and $5,018,000, respectively. Our repurchases from inception of the program to date totaled 2,207,904 shares for $27,399,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       A Special Meeting of the Stockholders of the Registrant was held on
September 8, 2004, pursuant to notice, at which (i) a proposal to approve the
Registrant's 2004 Cash Bonus Plan (the "Cash Bonus Plan") was passed with
7,750,986 votes in favor, 768,170 votes against and 77,646 votes abstaining, and
(ii) a proposal to approve an amendment to the Registrant's 1997 Long Term
Incentive Plan (the "1997 Plan") to allow for awards based on performance to be deductible under Section 162(m) of the Internal Revenue Code of 1986, as amended
(the "Code"), was passed with 5,986,666 votes in favor, 891,645 votes against and 77,846 votes abstaining.

       In July 2004, the Board of Directors of the Registrant, upon the recommendation of the Compensation Committee (the "Committee"), adopted, subject to stockholder approval, the Cash Bonus Plan so as to qualify bonuses paid to certain senior executive officers under the Cash Bonus Plan as
"performance-based" for purposes of Section 162(m) of the Code.

     In July 2004, the Board of Directors of the Registrant, upon the recommendation of the Committee, adopted, subject to stockholder approval, an amendment to the 1997 Plan to allow for awards based on performance to be deductible under Section 162(m) of the Code. Compliance with the requirements of
Section 162(m) would enable the Registrant to deduct compensation associated with awards under the plan which qualifies as "performance-based" for purposes of Section 162(m) of the Code.

ITEM 6.  EXHIBITS

EXHIBIT NO.       DESCRIPTION
-----------       -----------
         2        Not Applicable

         3        Not Applicable

         4        Not Applicable

      10.1        Finlay Enterprises, Inc. 2004 Cash Bonus Plan (incorporated by reference to Exhibit 10.1 filed as part of the Current Report on Form 8-K filed by Registrant on September 10, 2004).

      10.2        Amendment to the Finlay Enterprises, Inc. 1997 Long Term
                  Incentive Plan (incorporated by reference to Exhibit 10.2
                  filed as part of the Current Report on Form 8-K filed by
                  Registrant on September 10, 2004).

      10.3        Consent and Amendment No. 3, dated as of November 19, 2004 to the Second Amended and Restated Credit Agreement, dated of
                  January 22, 2003, among Registrant, Finlay Jewelry, General
                  Electric Capital Corporation, individually and in its capacity as administrative agent, Fleet Precious Metals, Inc.,
                  individually and as documentation agent, and certain other banks and institutions (incorporated by reference to Exhibit
                  10.1 filed as part of the Current Report on Form 8-K filed by
                  Registrant on November 24, 2004).

      10.4        Seventh Amendment, dated as of November 22, 2004, among
                  Sovereign Bank, as agent and a bank, Sovereign Precious Metals
                  LLC, Commerzbank International S.A., Finlay Jewelry and
                  eFinlay, Inc. to the Amended and Restated Gold Consignment
                  Agreement, dated as of March 30, 2001, as amended
                  (incorporated by reference to Exhibit 10.2 filed as part of the Current Report on Form 8-K filed by Registrant on November
                  24, 2004).

      10.5        Employment Agreement, dated as of January 30, 2005, among the
                  Registrant, Finlay Jewelry and Arthur E. Reiner (including the forms of restricted stock agreements annexed thereto).

        11        Statement re: Computation of earnings per share (not required because the relevant computation can be clearly determined from material contained in the financial statements).

        15        Not applicable.

        18        Preferability letter from Deloitte & Touche LLP regarding
                  change in inventory valuation methodology.

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

Date: December 3, 2004               FINLAY ENTERPRISES, INC.

                                     By: /s/ Bruce E. Zurlnick
                                         --------------------------------------
                                         Bruce E. Zurlnick
                                         Senior Vice President, Treasurer
                                         and Chief Financial Officer
                                         (As both a duly authorized officer of
                                         Registrant and as principal financial
                                         officer of Registrant)

