Form 10-K
period 2005-01-29
FINLAY ENTERPRISES INC /DE
filed 2005-04-14
CIK 878731

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        ---    SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended  January 29, 2005  or
                                          ----------------

        ___    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________ to __________

                         Commission file number: 0-25716

                            FINLAY ENTERPRISES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                      13-3492802
------------------------------                         --------------
State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization                        Identification No.)

        529 Fifth Avenue New York, NY                   10017
   ----------------------------------------          ----------
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

                 Yes [ X ]                          No [   ]

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

                 Yes [ X ]                          No [   ]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on July 31, 2004 was $184,667,995, based on the closing price on the Nasdaq National Market for the common stock on such date.
The registrant does not have any nonvoting common equities.

As of April 8, 2005, there were 9,006,710 shares of common stock, par value $.01 per share, of the registrant outstanding.

                      Documents incorporated by reference:

Portions of the Company's definitive Proxy Statement, in connection with its
Annual Meeting to be held in June 2005, are incorporated by reference into Part
III. The Company's Proxy Statement will be filed within 120 days after January
29, 2005.

================================================================================

                             FINLAY ENTERPRISES, INC

                                    FORM 10-K

                   FOR THE FISCAL YEAR ENDED JANUARY 29, 2005

                                      INDEX

                                                                                                            PAGE(S)
                                                                                                            -------

PART I

PART II
    Item 5.       Market for Registrant's Common Equity, Related Stockholder Matters
                     and Issuer Purchases of Equity Securities................................................14
    Item 6.       Selected Consolidated Financial Data........................................................15
    Item 7.       Management's Discussion and Analysis of Financial

    Item 9.       Changes in and Disagreements with Accountants on

PART III
    Item 10.      Directors and Executive Officers of the Registrant..........................................43
    Item 11.      Executive Compensation......................................................................46
    Item 12.      Security Ownership of Certain Beneficial Owners and Management and

PART IV
    Item 15.      Exhibits, Financial Statement Schedules.....................................................50

SIGNATURES        ............................................................................................57

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

     Finlay Enterprises, Inc., a Delaware corporation (the "Company", the
"Registrant", "we", "us" and "our"), conducts business through its wholly-owned subsidiary, Finlay Fine Jewelry Corporation, a Delaware corporation, and its wholly-owned subsidiaries ("Finlay Jewelry"). References to "Finlay" mean, collectively, the Company and Finlay Jewelry. All references herein to
"departments" refer to fine jewelry departments operated pursuant to license agreements with host department stores.

     We are one of the leading retailers of fine jewelry in the United States.
We operate licensed fine jewelry departments in major department stores for retailers such as The May Department Stores Company ("May"), Federated
Department Stores, Inc. ("Federated"), Belk, the Carson Pirie Scott division of
Saks Incorporated and Dillard's. We sell a broad selection of moderately priced fine jewelry, including necklaces, earrings, bracelets, rings and watches, and market these items principally as fashion accessories with an average sales price of approximately $201 per item. Average sales per department were $955,000 in 2004 and the average size of a department is approximately 800 square feet.

     As of January 29, 2005, we operated our 962 locations in 16 host store groups in 46 states and the District of Columbia. Our largest host store relationship is with May, for which we have operated departments since 1948. We operate in 481 of May's fine jewelry departments, representing substantially all of May's department stores. Our second largest host store relationship is with
Federated, for which we have operated departments since 1983. We operate departments in 113 of Federated's 458 department stores. During 2004, store groups owned by May and Federated accounted for 59% (including Marshall Field's for the 2004 fiscal year) and 19%, respectively, of our sales. Our management believes that we maintain excellent relations with our host store groups, 15 of which have had license agreements with us for more than five years (representing
91% of our sales in 2004) and twelve of which have had license agreements with us for more than ten years (representing 76% of our sales in 2004).

     On February 28, 2005, Federated and May announced that they have entered into a merger agreement whereby Federated would acquire May. The transaction is expected to close in the third quarter of 2005. The completion of the merger is contingent upon regulatory review and approval by the shareholders of both companies. Finlay's license agreements with May are terminable as follows:
Robinsons-May/Meier & Frank, Filene's/Kaufmann's and Famous Barr/L.S.
Ayres/Jones on January 28, 2006, Foley's, Hecht's/Strawbridge's and Lord &
Taylor on February 3, 2007 and Marshall Field's on April 2, 2008. Finlay's
license agreements with Federated are terminable as follows:
Rich's-Macy's/Lazarus-Macy's/Goldsmith's-Macy's and Bon-Macy's on January 28,
2006 and Bloomingdale's on February 3, 2007. We cannot anticipate the impact of the proposed transaction on our future results of operations and there is no assurance that we will not be adversely impacted.

     On March 1, 2005, the Company announced that it is in advanced discussions regarding a possible acquisition of Carlyle & Co. Jewelers ("Carlyle"). Carlyle is a privately-owned regional chain, located primarily in the southeastern
United States, with 32 jewelry stores and annual sales of approximately $80.0 million. Finlay is presently engaged in its due diligence review of Carlyle.

     During the second quarter of 2004, we and Finlay Jewelry completed the redemption of our then-outstanding 9% Senior Debentures, due May 1, 2008, having an aggregate principal amount of $75.0 million (the "Senior Debentures") and the
8-3/8% Senior Notes, due May 1, 2008, having an aggregate principal amount of
$150.0 million (the "Senior Notes"). Additionally, in June 2004, Finlay Jewelry
completed the sale of the 8-3/8% Senior Notes, due June 1, 2012, having an aggregate principal amount of $200.0 million (the "New Senior Notes"). These transactions were undertaken to decrease our overall interest rate, extend our debt maturities and decrease total long-term debt as well as simplify our capital structure by eliminating debt at the parent company level.

     During 2003, Federated announced that it would not renew our license agreement in its Burdines department store division due to the consolidation of the Burdines and Macy's fine jewelry departments in 2004. The termination of the license agreement in January 2004 resulted in the closure of 46 Finlay departments in the Burdines department store division. In 2003, we generated approximately $55 million in sales from the Burdines departments. Additionally, in 2003, May announced its intention to divest 32 Lord & Taylor stores as well as two other stores in its Famous-Barr division, resulting in the closure of 18 departments in 2004, which generated approximately $10.6 million in sales.
Through January 29, 2005, a total of 27 of these stores have closed.

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

    Our fiscal year ends on the Saturday closest to January 31. References to
2005, 2004, 2003, 2002, 2001 and 2000 relate to the fiscal years ending on
January 28, 2006, January 29, 2005, January 31, 2004, February 1, 2003, February
2, 2002 and February 3, 2001, respectively. Each of the fiscal years includes 52 weeks except 2000, which includes 53 weeks.

     Finlay Jewelry was initially incorporated on August 2, 1985 as SL Holdings
Corporation ("SL Holdings"). The Company, a Delaware corporation incorporated on
November 22, 1988, was organized by certain officers and directors of SL
Holdings to acquire certain operations of SL Holdings. In connection with a reorganization transaction in 1988, which resulted in the merger of a wholly-owned subsidiary of the Company into SL Holdings, SL Holdings changed its name to Finlay Fine Jewelry Corporation and became a wholly-owned subsidiary of the Company. We are a holding company and have no operations of our own. Our primary asset is the common stock of Finlay Jewelry, which conducts all of our operations. Our principal executive offices are located at 529 Fifth Avenue, New
York, New York 10017 and our telephone number at this address is (212) 808-2800.

GENERAL

     OVERVIEW. Host stores benefit from outsourcing the operation of their fine jewelry departments. By engaging us, host stores gain specialized managerial, merchandising, selling, marketing, inventory control and security expertise.
Additionally, by avoiding the high working capital investment typically required of the jewelry business, host stores improve their return on investment and can potentially increase their profitability.

     As a licensee, we benefit from the host stores' reputation, customer traffic, advertising, credit services and established customer base. We also avoid the substantial capital investment in fixed assets typical of stand-alone retail formats. These factors have generally enabled our new departments to achieve profitability within their first twelve months of operation. We further benefit because net sales proceeds are generally remitted to us by each host store on a monthly basis with essentially all customer credit risk borne by the host store.

     As a result of our strong relationships with our vendors, our management believes that our working capital requirements are lower than those of many other jewelry retailers. In recent years, on average, approximately 50% of our merchandise has been carried on consignment. The use of consignment merchandise also reduces our inventory exposure to changing fashion trends because unsold consigned merchandise can be returned to the vendor.

     INDUSTRY. Our management believes that current trends in jewelry retailing provide a significant opportunity for our growth. Consumers spent approximately
$57.0 billion on jewelry (including both fine and costume jewelry) in the United
States in 2004, an increase of approximately $21.0 billion over 1994, according to the United States Department of Commerce. In the department store sector in which we operate, consumers spent an estimated $4.1 billion on fine jewelry in
2003. Our management believes that

demographic factors such as the maturing U.S. population and an increase in the number of working women have resulted in greater disposable income, thus contributing to the growth of the fine jewelry retailing industry. Our management also believes that jewelry consumers today increasingly perceive fine jewelry as a fashion accessory, resulting in purchases which augment our gift and special occasion sales. Our departments are typically located in "high traffic" areas of leading department stores, enabling us to capitalize on these consumer buying patterns.

     GROWTH STRATEGY. We intend to continue to pursue the following key initiatives to increase sales and earnings:

     o    INCREASE COMPARABLE DEPARTMENT SALES. Our merchandising and marketing strategy includes emphasizing key merchandise items, increasing focus on holiday and event-driven promotions, participating in host store marketing programs and positioning our departments as "destination locations" for fine jewelry. We believe that comparable department sales (sales from departments open for the same months during the comparable period) will continue to benefit from these strategies.
          Over the past decade, we have experienced comparable store sales increases (in nine out of ten years) and have consistently outperformed our host store groups with respect to these increases.

     o    ADD DEPARTMENTS WITHIN EXISTING HOST STORE GROUPS. Our well established relationships with many of our host store groups have enabled us to add departments in new locations opened by existing host stores. We also seek to open new departments within existing host stores that do not currently operate jewelry departments. We have operated departments in May stores since 1948 and operate in 481 of
          May's fine jewelry departments, representing substantially all of
          May's department stores. We have also operated departments in
          Federated stores since 1983 and operate departments in 113 of
          Federated's 458 department stores.

     o    ESTABLISH NEW HOST STORE RELATIONSHIPS. We have an opportunity to grow by establishing new relationships with department stores that presently operate their own fine jewelry departments or have an interest in opening jewelry departments. We seek to establish these new relationships by demonstrating to department store management the potential for improved financial performance. Through acquisitions, we have added Marshall Field's, Parisian, Dillard's and Bloomingdale's to
          our host store relationships.

     o    OPEN NEW CHANNELS OF DISTRIBUTION. An important initiative and focus of management is finding new opportunities for growth. We seek to identify complementary businesses, such as one or more regional jewelry chains, to leverage our core competencies in the jewelry industry. The Company's proposed acquisition of Carlyle, discussed above, represents a retail format different from the licensed department store business. In November 2003, we began a relationship with SmartBargains.com, LP ("SmartBargains") to provide jewelry via its internet site and successfully absorbed this e-business fulfillment into our distribution center.

     o    IMPROVE OPERATING LEVERAGE. We seek to continue to leverage expenses both by increasing sales at a faster rate than expenses and by reducing our current level of certain operating expenses. For example, we have demonstrated that by increasing the selling space (with host store approval) of certain high volume departments, incremental sales can be achieved without having to incur proportionate increases in selling and administrative expenses. In addition, our management believes we will benefit from further investments in technology and refinements of operating procedures designed to allow our sales associates more time for customer sales and service. Our merchandising and inventory control system and our point-of-sale system for our departments provide the foundation for improved productivity and expense control initiatives. Further, our central distribution facility has enabled us to improve the flow of merchandise to departments and to reduce payroll and freight costs.

     o    ENHANCE CUSTOMER SERVICE STANDARDS AND STRENGTHEN SELLING TEAMS. We
          are continuously developing and evaluating our selling teams. One of our priorities is to effectively manage personnel at our store locations, as they are the talent driving our business at the critical point of sale. We place strong emphasis on training and customer service. Over the past twelve months, we added trainers and expanded our interactive, web-based training programs to provide our associates with a uniform training experience. We believe our training initiatives have increased, and will continue to enhance, selling productivity. In order to further our goals of optimizing service levels and driving sales growth, we will continue to incentivize our sales associates by providing performance-based compensation and recognition.

     MERCHANDISING STRATEGY. We seek to maximize sales and profitability through a unique merchandising strategy known as the "Finlay Triangle", which integrates store management (including host store management and our store group management), vendors and our central office. By coordinating efforts and sharing access to information, each Finlay Triangle participant plays a role which emphasizes its area of expertise in the merchandising process, thereby increasing productivity. Within guidelines set by the central office, our store group management contributes to the selection of the specific merchandise most appropriate to the demographics and customer tastes within their particular geographical area. Our advertising initiatives and promotional planning are closely coordinated with both host store management and our store group management to ensure the effective use of our marketing programs. Vendors participate in the decision-making process with respect to merchandise assortment, including the testing of new products, marketing, advertising and stock levels. By utilizing the Finlay Triangle, opportunities are created for the vendor to assist in identifying fashion trends thereby improving inventory turnover and profitability, both for the vendor and us. As a result, our management believes it capitalizes on economies of scale by centralizing certain activities, such as vendor selection, advertising and planning, while allowing store management the flexibility to implement merchandising programs tailored to the host store environments and clientele.

                               THE FINLAY TRIANGLE

                              --------------------
                                     FINLAY
                                 MERCHANDISING
                                      TEAM
                              --------------------

                 -------------               --------------
                    VENDORS                      STORE
                                               MANAGEMENT
                 -------------               --------------

     We have structured our relationships with vendors to encourage sharing of responsibility for marketing and merchandise management. We furnish to vendors, through on-line access to our information systems, the same sales, stock and gross margin information that is available to our store group management and central office for each of the vendor's styles in our merchandise assortment.
Using this information, vendors are able to participate in decisions to replenish inventory which has been sold and to return or exchange slower-moving merchandise. New items are tested in specially selected "predictor" departments where sales experience can indicate an item's future performance in our other departments. Our management believes that the access and input which vendors have in the merchandising process results in a better assortment, more timely replenishment, higher turnover and higher sales of inventory, differentiating us from our competitors.

     Since many of the host store groups in which we operate differ in fashion image and customer demographics, our flexible approach to merchandising is designed to complement each host store's own merchandising philosophy. We emphasize a "fashion accessory" approach to fine jewelry and watches, and seek to provide items that coordinate with the host store's fashion focus as well as to maintain stocks of traditional and gift merchandise.

STORE RELATIONSHIPS

     HOST STORE RELATIONSHIPS. Our relations with our host store groups, 15 of which have had license agreements with us for more than five years (representing
91% of our sales in 2004) and twelve of which have had license agreements with us for more than ten years (representing 76% of our sales in 2004), provide strong and, in many instances, long-term relationships such that license agreements are routinely renewed.

     The following table identifies the host store groups in which we operated departments at January 29, 2005, the year in which our relationship with each host store group commenced and the number of departments operated by us in each host store group.

HOST STORE GROUP                                                       INCEPTION OF              NUMBER OF
----------------                                                       RELATIONSHIP             DEPARTMENTS
                                                                      --------------            -----------

MAY
Robinsons-May/Meier & Frank....................................            1948                      74
Filene's/Kaufmann's............................................            1977                      99
Lord & Taylor..................................................            1978                      62
Famous Barr/L.S. Ayres/Jones...................................            1979                      42
Foley's........................................................            1986                      69
Hecht's/Strawbridge's..........................................            1986                      81
Marshall Field's...............................................            1997                      54
                                                                                                    ---
    Total May Departments......................................                                     481

FEDERATED
Rich's-Macy's/Lazarus-Macy's/Goldsmith's-Macy's (1)............            1983                      60
Bon-Macy's (1).................................................            1993                      23
Bloomingdale's.................................................            2000                      30
                                                                                                    ---
    Total Federated Departments................................                                     113

SAKS INCORPORATED
Carson Pirie Scott/Bergner's/Boston Store/Younkers/Herberger's.            1973                      83
Parisian.......................................................            1997                      32
                                                                                                    ---
    Total Saks Incorporated Departments........................                                     115

OTHER DEPARTMENTS
Gottschalks....................................................            1969                      38
Belk's.........................................................            1975                      67
The Bon-Ton/Elder Beerman......................................            1986                      78
Dillard's......................................................            1997                      70
                                                                                                    ---
    Total Other Departments....................................                                     253
                                                                                                    ---
    Total Departments..........................................                                     962
                                                                                                    ===

------------------
(1) Effective in March 2005, Federated changed the name of these groups to
    Macy's.

     TERMS OF LICENSE AGREEMENTS. Our license agreements typically have an initial term of one to five years. Substantially all of our license agreements contain renewal options or provisions for automatic renewal absent prior notice of termination by either party. License agreement renewals are generally for one to three year periods. In exchange for the right to operate a department within the host store, we pay each host store group a license fee, calculated as a percentage of sales (subject to a minimum annual fee in a limited number of cases).

     Our license agreements require host stores to remit sales proceeds for each month (without regard to whether such sales were cash, store credit or national credit card) to us approximately three weeks after the end of such month.
However, we cannot ensure the collection of sales proceeds from our host stores.
Additionally, substantially all of our license agreements provide for accelerated payments during the months of November and December, which require the host store groups to remit to us 75% of the estimated months' sales prior to or shortly following the end of each such month. Each host store group withholds from the remittance of sales proceeds a license fee and other expenditures, such as advertising costs, which the host store group may have incurred on our behalf.

     We are usually responsible for providing and maintaining any fixtures and other equipment necessary to operate our departments, while the host store is typically required to provide clean space for installation of any necessary fixtures. The host store is generally responsible for paying utility costs
(except certain telephone charges), maintenance and certain other expenses associated with the operation of the departments. Our license agreements typically provide that we are responsible for the hiring (subject to the suitability of such employees to the host store) and discharge of our sales and department supervisory personnel, and substantially all license agreements require us to provide our employees with salaries and certain benefits comparable to those received by the host store's employees. Many of our license agreements provide that we may operate the departments in any new stores opened by the host store group. In certain instances, we are operating departments without written agreements, although the arrangements in respect of such departments are generally in accordance with the terms described herein.

     In several cases, we are subject to limitations under our license agreements which prohibit us from operating departments for competing host store groups within a certain geographical radius of the host stores (typically five to ten miles). Such limitations restrict us from further expansion within areas where we currently operate departments, including expansion by possible acquisitions. Certain license agreements, however, make an exception for adding departments in stores established by groups with which we have a preexisting license agreement. In addition, we have from time to time obtained the consent of an existing host store group to operate in another host store group within a prohibited area. For example, May and Federated have granted consents of this type to us with respect to one another's stores. Further, we have sought and received the consent of certain of our existing host store groups in connection with past acquisitions.

     CREDIT. Substantially all consumer credit risk is borne by the host store rather than by us. Purchasers of our merchandise at a host store are entitled to the use of the host store's credit facilities on the same basis as all of the host store's customers. Payment of credit card or check transactions is generally guaranteed to us by the host store, provided that the proper credit approvals have been obtained in accordance with the host store's policy.
Accordingly, payment to us in respect of our sales proceeds is generally not dependent on when, or if, payment is received by the host store.

     DEPARTMENTS OPENED/CLOSED. During 2004, department openings offset by closings resulted in a net decrease of ten departments. The openings, which totaled 28 departments, including eleven departments in Dillard's, were all within existing store groups. The closings totaled 38 departments and included
17 Lord & Taylor departments as well as one Famous Barr department as a result of May's decision to close these smaller, less profitable locations. The balance of the closings were within existing store groups. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-2004 Compared with
2003".

     The following table sets forth data regarding the number of departments which we have operated from the beginning of 2000:

                                                                             FISCAL YEAR ENDED
                                                        -------------------------------------------------------------
                                                         JAN. 29,    JAN. 31,      FEB. 1,      FEB. 2,      FEB. 3,
                                                          2005        2004          2003         2002         2001
                                                        --------    ---------     --------     ---------    ---------

   DEPARTMENTS:
   Open at beginning of year......................         972        1,011         1,006         1,053          987
   Opened during year.............................          28           32            21            33           86
   Closed during year.............................         (38)         (71)          (16)          (80)         (20)
                                                        --------    ---------     --------     ---------    ---------
   Open at end of year............................         962          972         1,011         1,006        1,053
                                                        --------    ---------     --------     ---------    ---------
   Net increase (decrease)........................         (10)         (39)            5           (47)          66
                                                        ========    =========     ========     =========    =========

     For the years presented in the table above, department closings were primarily attributable to: ownership changes in host store groups; internal consolidation within host store groups; the closing or sale by host store groups of individual stores; host store group decisions to consolidate with one licensee or to operate departments themselves; and our decision to close unprofitable departments. To our management's knowledge, none of the department closings during the periods presented in the table above resulted from dissatisfaction of a host store group with our performance.

PRODUCTS AND PRICING

     Each of our departments offers a broad selection of necklaces, earrings, bracelets, rings and watches. Other than watches, substantially all of the fine jewelry items sold by us are made from precious metals and many also contain diamonds or colored gemstones. We also provide jewelry and watch repair services. We do not carry costume or gold-filled jewelry. Specific brand identification is generally not important within the fine jewelry business, except for watches and designer jewelry. With respect to watches, we emphasize brand name vendors, including Citizen, Bulova, Movado and Seiko. Many of our license agreements with host store groups restrict us from selling certain types of merchandise or, in some cases, selling particular merchandise below certain price points.

      The following table sets forth the sales and percentage of sales by category of merchandise for 2004, 2003 and 2002:

                                                                FISCAL YEAR ENDED
                              ----------------------------------------------------------------------------------------
                                    JAN. 29, 2005                 JAN. 31, 2004                  FEB. 1, 2003
                              --------------------------    --------------------------    ----------------------------
                                               % OF                         % OF                           % OF
                                 SALES          SALES         SALES          SALES          SALES            SALES
                              -----------     ----------    ----------     -----------    -----------     ------------
                                                               (DOLLARS IN MILLIONS)

Diamonds..................    $  244.0           26.4%        $ 232.6          25.8%         $ 217.8           24.8%
Gold......................       197.3           21.4           196.9          21.8            196.0           22.3
Gemstones.................       196.8           21.3           198.0          22.0            196.3           22.4
Watches...................       132.0           14.3           134.0          14.8            134.3           15.3
Designer..................        53.2            5.8            42.6           4.7             33.0            3.8
Other (1).................       100.3           10.8            98.3          10.9             99.9           11.4
                              -----------     ----------    ----------     -----------    -----------     ------------
Total Sales...............     $  923.6         100.0%        $ 902.4         100.0%         $ 877.3          100.0%
                              ===========     ==========    ==========     ===========    ===========     ============

--------------
(1)  Includes special promotional items, remounts, estate jewelry, pearls, beads, cubic zirconia, sterling silver and men's jewelry, as well as repair services and accommodation sales to our employees.

     We sell our merchandise at prices generally ranging from $50 to $1,000. In
2004, the average price of items sold by us was approximately $201 per item. An average department has over 5,000 items in stock. Consistent with fine jewelry retailing in general, a substantial portion of our sales are made at prices discounted from listed retail prices. Our advertising and promotional planning are closely coordinated with our pricing strategy. Publicized sales events are an important part of our marketing efforts. A substantial portion of our sales occur during such promotional events. The amount of time during which merchandise may be offered at discount prices is limited by applicable laws and regulations. See "Legal Proceedings".

PURCHASING AND INVENTORY

     GENERAL. A key element of our strategy has been to lower the working capital investment required for operating our existing departments and opening new departments. In recent years, on average, approximately 50% of our merchandise has been obtained on consignment and certain additional inventory has been purchased with extended payment terms. In 2004, our net monthly investment in inventory (i.e., the total cost of inventory owned and paid for)
averaged 35% of the total cost of our on-hand merchandise. We are generally granted exchange privileges which permit us to return or exchange unsold merchandise for new products at any time. In addition, we structure our relationships with vendors to encourage their participation in and responsibility for merchandise management. By making the vendor a participant in our merchandising strategy, we have created opportunities for the vendor to assist in identifying fashion trends, thereby improving inventory turnover and profitability. As a result, our direct capital investment in inventory has been reduced to levels which we believe are low for the retail jewelry industry. In addition, our inventory exposure to changing fashion trends is reduced because unsold consignment merchandise can be returned to the vendor.

     In 2004, merchandise obtained from our 40 largest vendors (out of a total of approximately 500 vendors) generated approximately 82% of sales, and merchandise obtained from our largest vendor generated approximately 10% of sales. We do not believe the loss of any one of our vendors would have a material adverse effect on our business.

     GOLD CONSIGNMENT AGREEMENT. Finlay Jewelry is party to an amended and restated gold consignment agreement (as amended, the "Gold Consignment
Agreement"), which enables Finlay Jewelry to receive consignment merchandise by providing gold, or otherwise making payment, to certain vendors. While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to the gold consignor. The Gold
Consignment Agreement matures on July 31, 2005, and permits Finlay Jewelry to consign up to the lesser of (i) 165,000 fine troy ounces or (ii) $50.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment
Agreement. Finlay Jewelry is currently in the process of extending the term of the Gold Consignment Agreement. At January 29, 2005, amounts outstanding under the Gold Consignment Agreement totaled 116,687 fine troy ounces, valued at approximately $49.8 million. The average amount outstanding under the Gold
Consignment Agreement was $48.9 million for the fiscal year ended January 29,
2005. In the event this arrangement is terminated, Finlay Jewelry will be required to return the gold or purchase the outstanding gold at the prevailing gold rate in effect on that date.

     Under the Gold Consignment Agreement, Finlay Jewelry is required to pay a daily consignment fee on the dollar equivalent of the fine gold value of the ounces of gold consigned thereunder. The daily consignment fee is based on a floating rate which, as of January 29, 2005, was 2.8% per annum. In conjunction with the Gold Consignment Agreement, we granted to the gold consignor a first priority perfected lien on, and a security interest in, specified gold jewelry of participating vendors approved under the Gold Consignment Agreement and a lien on proceeds and products of such jewelry, subject to the terms of an intercreditor agreement between the gold consignor and the Revolving Credit
Agreement lenders.

OPERATIONS

     GENERAL. Most of our departments have between 50 and 150 linear feet of display cases (with an average of approximately 80 linear feet) generally located in high traffic areas on the main floor of the host stores. Each department is supervised by a manager whose primary duties include customer sales and service, scheduling and training of personnel, maintaining security controls and merchandise presentation. Each department is open for business during the same hours as its host store.

     To parallel host store operations, we have established separate group service organizations responsible for managing departments operated for each host store. Staffing for each group organization varies with the number of departments in each group. Typically, we service each host store group with a group manager, an assistant group manager, one group buyer, three or more regional supervisors who oversee the individual department managers and a number of clerical employees. Each group manager reports to a regional vice president, who is responsible for the supervision of up to five host store groups. In our continued efforts to improve comparable department sales through improved operating efficiency, we have taken steps to minimize administrative tasks at the department level, to improve customer service and, as a result, sales.

     We had average sales per linear foot of approximately $12,000 in 2004, and
$11,700 in both 2003 and 2002. We determine average sales per linear foot by dividing our sales by the aggregate estimated measurements of the outer perimeters of the display cases of our departments. We had average sales per department of approximately $955,000, $932,000 and $911,000 in 2004, 2003 and
2002, respectively.

         MANAGEMENT INFORMATION AND INVENTORY CONTROL SYSTEMS. We, along with our vendors, use our management information systems to monitor sales, gross margin and inventory performance by location, merchandise category, style number and vendor. Using this information, we are able to monitor merchandise trends and variances in performance and improve the efficiency of our inventory management. We also measure the productivity of our sales force by maintaining current statistics for each employee such as sales per hour, transactions per hour and transaction size. Our merchandising and inventory control system and point-of-sale system for our departments have provided improved analysis and reporting capabilities. Additionally, these systems provide the foundation for improved productivity and expense control initiatives.

     PERSONNEL AND TRAINING. We consider our employees an important component of our operations and devote substantial resources to training and improving the quality of sales and management personnel.

     As of the end of 2004, we regularly employed approximately 6,000 people of which approximately 95% were regional and local sales and supervisory personnel and the balance were employed in administrative or executive capacities. Of our
6,000 employees, approximately 3,000 were part-time employees, working less than
32 hours per week. Our labor requirements fluctuate because of the seasonal nature of our business. Our management believes that relations with our employees are good. Less than 1% of our employees are unionized.

     ADVERTISING. We promote our products through four-color direct mail catalogs, using targeted mailing lists, and newspaper advertising of the host store groups. We maintain an in-house advertising staff responsible for preparing a majority of our advertisements and for coordinating the finished advertisements with the promotional activities of the host stores. Our gross advertising expenditures over the past five fiscal years have been approximately
5% of sales, a level which is consistent with the jewelry industry's reliance on promotional efforts to generate sales. The majority of our license agreements with host store groups require us to expend certain specified minimum percentages of the respective department's annual sales on advertising and promotional activities.

     INVENTORY LOSS PREVENTION AND INSURANCE. We undertake substantial efforts to safeguard our merchandise from loss or theft, including the installation of safes and lockboxes at each location and the taking of a daily diamond inventory count. During 2004, inventory shrinkage amounted to approximately 0.4% of sales.
We maintain insurance covering the risk of loss of merchandise in transit or on our premises (whether owned or on consignment) in amounts that management believes are reasonable and adequate for the types and amounts of merchandise we carry.

     GOLD HEDGING. The cost to us of gold merchandise sold on consignment in some cases is not fixed until the sale is reported to the vendor or the gold consignor in the case of merchandise sold pursuant to the Gold Consignment
Agreement. In such cases, the cost of merchandise varies with the price of gold and we are exposed to the risk of fluctuations in the price of gold between the time we establish the

advertised or other retail price of a particular item of merchandise and the date on which the sale of the item is reported to the vendor or the gold consignor. In order to hedge against this risk and to enable us to determine the cost of such goods prior to their sale, we may elect to fix the price of gold prior to the sale of such merchandise. Accordingly, we, at times, enter into forward contracts, based upon the anticipated sales of gold product in order to hedge against the risk arising from our payment arrangements. The value of gold hedged under such contracts represented approximately 8% of our cost of goods sold in 2004. Under such contracts, we obtain the right to purchase a fixed number of fine troy ounces of gold at a specified price per ounce for a specified period. Such contracts typically have durations ranging from one to nine months and are generally priced at the spot gold price plus an amount based on prevailing interest rates plus customary transaction costs. When sales of such merchandise are reported to the consignment vendors and the cost of such merchandise becomes fixed, we sell our related hedge position. At January 29,
2005, we had several open positions in gold forward contracts totaling 37,000 fine troy ounces, to purchase gold for $16.1 million, which expire during 2005.
The fair market value of gold under such contracts was approximately $15.8 million at January 29, 2005.

     We manage the purchase of forward contracts by estimating and monitoring the quantity of gold that we anticipate will be required in connection with our anticipated level of sales of the type described above. Our gold hedging transactions are entered into in the ordinary course of business. Our gold hedging strategies are determined and monitored on a regular basis by our senior management and our Board of Directors.

COMPETITION

     We face competition for retail jewelry sales from national and regional jewelry chains, other department stores, local independently owned jewelry stores and chains, specialty stores, mass merchandisers, catalog showrooms, discounters, direct mail suppliers, televised home shopping and internet merchants. Our management believes that competition in the retail jewelry industry is based primarily on the price, quality, fashion appeal and perceived value of the product offered and on the reputation, integrity and service of the retailer. See "--Store Relationships--Terms of License Agreements" with respect to certain limitations on our ability to compete.

SEASONALITY

     Our business is subject to substantial seasonal variations. Historically, we have realized a significant portion of our sales, cash flow and net income in the fourth quarter of the year principally due to sales from the holiday season.
We expect that this general pattern will continue. Our results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of new store openings and store closings.

WEBSITE ACCESS TO OUR REPORTS

     Our internet address is www.finlayenterprises.com. We make available free of charge on this website our annual report on Form 10-K, quarterly reports on
Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(b) of the Securities Exchange Act
of 1934 (the "Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and
Exchange Commission (the "Commission").

     In addition, we provide, at no cost, paper or electronic copies of our reports and other filings made with the Commission. Requests should be directed to the Corporate Secretary at:

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

ITEM 2. PROPERTIES

     The only real estate owned by us is the central distribution facility, totaling 106,200 square feet at 205 Edison Avenue, Orange, Connecticut. We lease approximately 18,400 square feet at 521 Fifth Avenue, New York, New York, and
49,100 square feet at 529 Fifth Avenue, New York, New York for our executive, accounting, advertising, merchandising, information services and other administrative functions. The leases for such space expire September 30, 2008.
Generally, as part of our license agreements, host stores provide office space to our host store group management personnel free of charge.

ITEM 3. LEGAL PROCEEDINGS

      From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. As of April 8,
2005, we are not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our consolidated financial statements. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our consolidated financial statements.

     Commonly in the retail jewelry industry, a substantial amount of merchandise is sold at a discount to the "regular" or "original" price. Our experience is consistent with this practice. A number of states in which we operate have regulations which require retailers who offer merchandise at discounted prices to offer the merchandise at the "regular" or "original" prices for stated periods of time. Our management believes we are in substantial compliance with all applicable legal requirements with respect to such practices.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
        ISSUER PURCHASES OF EQUITY SECURITIES

     Our common stock, par value $.01 per share ("Common Stock"), is traded on the Nasdaq National Market under the symbol "FNLY". The high and low sales prices for the Common Stock during 2004 and 2003 were as follows:

                                                                         FISCAL YEAR ENDED
                                                       -------------------------------------------------------
                                                          JANUARY 29, 2005              JANUARY 31, 2004
                                                       ------------------------     --------------------------
                                                         HIGH            LOW           HIGH           LOW
                                                       ----------    ----------     -----------    -----------

    First Quarter.................................     $   20.40      $14.11         $  15.30      $  9.90
    Second Quarter................................         21.73       15.96            17.40        11.79
    Third Quarter.................................         21.99       18.41            17.85        13.85
    Fourth Quarter................................         21.98       15.50            17.77        13.87

     We have never paid cash dividends on our Common Stock and we have no present intention to pay any cash dividends in the foreseeable future. Certain restrictive covenants in the indenture relating to the New Senior Notes, the
Revolving Credit Agreement and the Gold Consignment Agreement impose limitations on the payment of dividends by us (including Finlay Jewelry's ability to pay dividends to us). Additionally, the New Senior Notes, the Revolving Credit
Agreement and the Gold Consignment Agreement currently restrict the amount of annual distributions, including those required to fund stock repurchases, from
Finlay Jewelry to us.

     During 2004, cash dividends of $39.7 million were distributed by Finlay
Jewelry to the Company. Additionally, Finlay Jewelry repaid an intercompany tax liability due to the Company totaling $43.4 million. During 2003, cash dividends of $13.5 million were distributed by Finlay Jewelry to the Company. The distributions were generally utilized to repurchase the outstanding Senior
Debentures, to pay interest on the Senior Debentures and to purchase Common
Stock under the stock repurchase program described below.

     Information regarding our equity compensation plans is set forth in Item 12 of Part III of this Form 10-K, which information is incorporated herein by reference.

     As of April 8, 2005, there were 9,006,710 shares of Common Stock outstanding and approximately 33 record holders of the Common Stock, including holders who are nominees for an undetermined number of beneficial owners, estimated to be in excess of 500. The last reported sale price for the Common
Stock on the Nasdaq National Market on April 8, 2005 was $13.10.

ISSUER PURCHASES OF EQUITY SECURITIES

     There were no repurchases of equity securities by us during the fourth quarter of 2004.

     Pursuant to our stock repurchase program, we may, at the discretion of management, purchase up to an additional $12.6 million of our Common Stock, from time to time through September 30, 2005. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, availability under the Revolving Credit Facility, compliance with certain restrictive covenants and our cash position and requirements going forward. As of January 29, 2005, and from inception of the stock repurchase program to date, we have repurchased a total of 2,207,904 shares for $27.4 million.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition
and Results of Operations" and the Consolidated Financial Statements and Notes
thereto. The statement of operations data and balance sheet data as of and for each of the years ended January 29, 2005, January 31, 2004, February 1, 2003,
February 2, 2002 and February 3, 2001 have been derived from our audited
Consolidated Financial Statements.

                                                                             FISCAL YEAR ENDED (1)
                                                        ------------------------------------------------------------
                                                          JAN. 29,    JAN. 31,      FEB. 1,      FEB. 2,   FEB. 3,
                                                           2005       2004 (2)     2003 (2)     2002 (2)   2001 (2)
                                                        ----------   ----------   ----------   ---------   ---------
                                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA:
  Sales .............................................   $ 923,606    $ 902,416    $ 877,296    $ 900,628   $ 944,756
  Cost of sales .....................................     454,391      440,517      424,846      453,246     469,058
                                                        ----------   ----------   ----------   ---------   ---------
  Gross margin (3) ..................................     469,215      461,899      452,450      447,382     475,698
  Selling, general and administrative expenses ......     396,185      388,349      378,855      374,866     389,576
  Credit associated with the closure of Sonab (4) ...        (364)        --         (1,432)        --          --

  Depreciation and amortization .....................      17,319       17,026       16,827       19,348      16,878
                                                        ----------   ----------   ----------   ---------   ---------
  Income from operations ............................      56,075       56,524       58,200       53,168      69,244
  Interest expense, net .............................      22,637       23,506       24,627       26,583      29,503
  Other expense - debt extinguishment costs (5) .....       9,090         --           --           --          --
                                                        ----------   ----------   ----------   ---------   ---------
  Income from continuing operations before
    income taxes and cumulative effect of
    accounting change ...............................      24,348       33,018       33,573       26,585      39,741
  Provision for income taxes (6) ....................       8,323       13,071       13,135       11,432      17,080
                                                        ----------   ----------   ----------   ---------   ---------
  Income from continuing operations before
    cumulative effect of accounting change ..........      16,025       19,947       20,438       15,153      22,661
  Discontinued operations, net of tax (2) ...........        --        (11,537)       3,810        3,382       3,860
  Cumulative effect of accounting change,
    net of tax (7) ..................................        --           --        (17,209)        --          --
                                                        ----------   ----------   ----------   ---------   ---------
    Net income ......................................   $  16,025    $   8,410    $   7,039    $  18,535   $  26,521
                                                        ==========   ==========   ==========   =========   =========

    Net income per share applicable to common shares:
      Basic net income per share:
        Income from continuing operations before
        cumulative effect of accounting change ......   $    1.83    $    2.21    $    2.17   $    1.49   $    2.17

        Discontinued operations .....................        --          (1.28)        0.41        0.33        0.37
        Cumulative effect of accounting change ......        --           --          (1.83)       --          --
                                                        ----------   ----------   ----------   ---------   ---------
        Net income ..................................   $    1.83    $    0.93    $    0.75   $    1.82   $    2.54
                                                        ==========   ==========   ==========   =========   =========

      Diluted net income per share:
        Income from continuing operations before
              cumulative effect of accounting change    $    1.74    $    2.15    $    2.11   $    1.47   $    2.16

        Discontinued operations .....................        --          (1.24)        0.40        0.33        0.36
        Cumulative effect of accounting change ......        --           --          (1.78)       --          --
                                                        ----------   ----------   ----------   ---------   ---------
        Net income ..................................   $    1.74    $    0.91    $    0.73   $    1.80   $    2.52
                                                        ==========   ==========   ==========   =========   =========

   Weighted average number of shares and share
     equivalents outstanding (000's):
       Basic ........................................       8,737        9,012        9,416       10,180      10,421

       Diluted ......................................       9,218        9,292        9,683       10,301      10,508

                                                                              FISCAL YEAR ENDED (1)
                                                       -------------------------------------------------------------------
                                                        JAN. 29,      JAN. 31,      FEB. 1,       FEB. 2,       FEB. 3,
                                                         2005          2004          2003          2002          2001
                                                       ---------     ---------     ----------    ---------     ----------
                                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

PRO FORMA DOMESTIC STATEMENT OF
OPERATIONS DATA (8):
   EBITDA (9) ......................................   $  73,030     $  73,550     $  73,595     $  72,516     $  86,122
   Net income ......................................   $  20,754     $  19,947     $  19,586     $  15,153     $  22,661
   Net income per share applicable to common shares:
     Basic net income per share ....................   $    2.38     $    2.21     $    2.08     $    1.49     $    2.17
     Diluted net income per share ..................   $    2.25     $    2.15     $    2.02     $    1.47     $    2.16

 OPERATING AND FINANCIAL DATA:
   Number of departments (end of year) .............         962           972         1,011         1,006         1,053
   Percentage increase (decrease) in sales .........         2.3%          2.9%         (2.6)%        (4.7)%         9.7%
   Percentage increase (decrease) in comparable
     department sales (10) .........................         2.7%          2.3%          0.1%         (3.0)%         2.1%
   Average sales per department (11) ...............   $     955     $     932     $     911     $     916     $     970
   EBITDA (9) ......................................      73,394        73,550        75,027        72,516        86,122
   Capital expenditures ............................      12,667        12,934        12,489        13,850        18,118

 CASH FLOWS PROVIDED FROM (USED IN):
   Operating activities ............................   $  27,041     $  41,183     $  45,060     $  40,231     $  27,860
   Investing activities ............................     (12,667)      (12,934)      (15,750)      (17,432)      (30,403)
   Financing activities ............................     (41,233)       (6,278)       (9,348)       (5,092)         (981)

 BALANCE SHEET DATA-END OF PERIOD:
   Working capital .................................   $ 234,210     $ 239,134     $ 208,990     $ 202,536     $ 180,274
   Total assets ....................................     560,908       595,022       580,485       584,853       604,143
   Short-term debt, including current portion of
     long-term debt ................................        --            --            --            --            --
   Long-term debt ..................................     200,000       225,000       225,000       225,000       225,000
   Total stockholders' equity ......................     169,181       152,896       149,036       149,207       134,340

--------------
(1)  Each of the fiscal years for which information is presented includes 52 weeks except 2000, which includes 53 weeks.

(2)  As a result of Federated's decision not to renew our license agreement in the Burdines department store division in 2003, and in accordance with
     Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting
     for the Impairment or Disposal of Long-Lived Assets", the results of operations of the Burdines departments have been segregated from continuing operations and reflected as a discontinued operation for financial statement purposes for 2000, 2001, 2002 and 2003. Refer to Note 11 of Notes
     to Consolidated Financial Statements for additional information regarding discontinued operations.

(3)  We utilize the last-in, first-out ("LIFO") method of accounting for inventories. If we had valued inventories using the first-in, first-out inventory valuation method, the gross margin would have increased as follows: $2.1 million, $4.5 million, $2.2 million, $3.6 million and $1.7 million for 2004, 2003, 2002, 2001 and 2000, respectively. During the third quarter of 2004, we changed our method of determining price indices used in the valuation of LIFO inventories. Refer to Note 3 of Notes to Consolidated
     Financial Statements for additional information regarding this change in accounting method.

(4)  Included in Credit associated with the closure of Sonab for 2004 and 2002 is a $0.4 million and $1.4 million credit, respectively, which represents a revision of our estimate of closure expenses to reflect our remaining liability associated with the closure of Sonab. Refer to Note 15 of Notes to Consolidated Financial Statements for additional information regarding
     Sonab.

(5)  During the second quarter of 2004, we refinanced the Senior Debentures and the Senior Notes. Included in Other expense - debt extinguishment costs for the year ended January 29, 2005 are pre-tax charges of approximately $9.1 million, including $6.7 million for redemption premiums paid on the Senior
     Debentures and the Senior Notes, $2.1 million to write-off deferred financing costs related to the refinancing of the Senior Debentures and the
     Senior Notes and $0.3 million for other expenses. Refer to Note 5 of Notes to Consolidated Financial Statements for additional information regarding the debt refinancing.

(6)  Included in Provision for income taxes for 2004 is approximately a $1.0 million benefit associated with the reversal of tax accruals no longer required. Additionally, included in 2004 is a $0.6 million benefit associated with tax refunds related to Sonab. Refer to Note 10 of Notes to
     Consolidated Financial Statements.

(7)  In accordance with the provisions of the Financial Accounting Standards
     Board's ("FASB") Emerging Issues Task Force ("EITF") Issue No. 02-16,
     "Accounting by a Customer (Including a Reseller) for Cash Consideration
     Received from a Vendor" ("EITF 02-16"), we recorded a cumulative effect of accounting change as of February 3, 2002, the date of adoption, that decreased net income for 2002 by $17.2 million, net of tax of $11.7 million. The application of EITF 02-16

     changed our accounting treatment for the recognition of vendor allowances.
     In 2004, 2003 and 2002 $18.2 million, $19.4 million and $18.9 million, respectively, of vendor allowances has been reflected as a reduction to cost of sales. In 2000 and 2001, these allowances were recorded as a reduction to gross advertising expenses and thus decreased selling, general and administrative expenses ("SG&A"). Refer to Note 2 of Notes to
     Consolidated Financial Statements for additional information regarding EITF
     02-16.

(8)  The pro forma financial information for 2004 excludes the impact of the credit associated with the closure of Sonab described in Note 4 above, the benefit associated with tax refunds related to Sonab described in Note 6 above and the impact of the charges associated with the refinancing of our debt described in Note 5 above. The pro forma financial information for
     2003 excludes the impact of the discontinued operations of the Burdines departments, described in Note 2 above. The pro forma financial information for 2002 excludes the impact of the sale and closure of Sonab described in
     Note 4 above as well as our adoption of EITF 02-16, described in Note 7 above. Additionally, the pro forma financial information for 2002, 2001 and
     2000 each exclude the impact of the discontinued operations of the Burdines departments. The pro forma financial information was calculated as follows:

                                                                    FISCAL YEAR ENDED
                                              ---------------------------------------------------------
                                               JAN. 29,    JAN. 31,     FEB. 1,      FEB. 2,    FEB. 3,
                                                2005        2004         2003         2002       2001
                                              --------    --------    ----------    --------   --------
                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

PRO FORMA FINANCIAL INFORMATION
  EBITDA:
  Income from operations ..................   $ 56,075    $ 56,524    $   58,200    $ 53,168   $ 69,244
  Add: Depreciation and amortization ......     17,319      17,026        16,827      19,348     16,878
                                              --------    --------    ----------    --------   --------
  EBITDA ..................................     73,394      73,550        75,027      72,516     86,122
  Less: Credit associated with sale and
    closure of Sonab ......................       (364)       --          (1,432)       --         --
                                              --------    --------    ----------    --------   --------
  Pro forma EBITDA ........................   $ 73,030    $ 73,550    $   73,595    $ 72,516   $ 86,122
                                              ========    ========    ==========    ========   ========

  NET INCOME:
  Reported net income .....................   $ 16,025    $  8,410    $    7,039    $ 18,535   $ 26,521
  Add: Other expense - debt extinguishment
       costs, net of tax ..................      5,545        --            --          --         --
  Add: Cumulative effect of accounting
       change, net of tax .................       --          --          17,209        --         --
  Less: Discontinued operations, net of tax       --       (11,537)        3,810       3,382      3,860
  Less: Credit associated with sale and
        closure of Sonab, net of tax ......       (816)       --            (852)       --         --
                                              --------    --------    ----------    --------   --------
  Pro forma net income ....................   $ 20,754    $ 19,947    $   19,586    $ 15,153   $ 22,661
                                              ========    ========    ==========    ========   ========

  BASIC NET INCOME PER SHARE:
  Reported net income per share ...........   $   1.83    $   0.93    $     0.75    $   1.82   $   2.54
  Add: Other expense - debt extinguishment
       costs, net of tax ..................       0.63        --            --          --         --
  Add: Cumulative effect of accounting
       change, net of tax .................       --          --            1.83        --         --
  Less: Discontinued operations, net of tax       --         (1.28)         0.41        0.33       0.37
  Less: Credit associated with sale and
        closure of Sonab, net of tax ......      (0.08)       --           (0.09)       --         --
                                              --------    --------    ----------    --------   --------
  Pro forma net income per share ..........   $   2.38    $   2.21    $     2.08    $   1.49   $   2.17
                                              ========    ========    ==========    ========   ========

  DILUTED NET INCOME PER SHARE:
  Reported net income per share ...........   $   1.74    $   0.91    $     0.73    $   1.80   $   2.52
  Add: Other expense - debt extinguishment
       costs, net of tax ..................       0.60        --            --          --         --
  Add: Cumulative effect of accounting
       change, net of tax .................       --          --            1.78        --         --
  Less: Discontinued operations, net of tax       --         (1.24)         0.40        0.33       0.36
  Less: Credit associated with sale and
        closure of Sonab, net of tax ......      (0.09)       --           (0.09)       --         --
                                              --------    --------    ----------    --------   --------
  Pro forma net income per share ..........   $   2.25    $   2.15    $     2.02    $   1.47   $   2.16
                                              ========    ========    ==========    ========   ========

     We believe that the pro forma statement of operations data provides additional information for analyzing our operating performance. This presentation should not be construed as a substitute for income from continuing operations, net income or cash flow from operating activities
     (all as determined in accordance with generally accepted accounting principles ("GAAP")) for the purpose of analyzing our operating performance, financial position and cash flows as this presentation is not defined by GAAP. As the pro forma financial information excludes the specific items discussed

     in the lead in paragraph above, we believe this information gives the investor the ability to analyze our operating performance on a consistent basis over the past five years.

(9)  EBITDA, a non-GAAP financial measure, represents income from operations before depreciation and amortization expenses, and excludes discontinued
     operations. We believe EBITDA provides additional information for determining our ability to meet future debt service requirements. EBITDA should not be construed as a substitute for income from operations, net income or cash flow from operating activities (all determined in accordance with GAAP) for the purpose of analyzing our operating performance, financial position and cash flow as EBITDA is not defined by generally accepted accounting principles. We have presented EBITDA, however, because it is commonly used by certain investors to analyze and compare companies on the basis of operating performance and to determine a company's ability to service and/or incur debt. Our computation of EBITDA may not be comparable to similar titled measures of other companies. EBITDA is calculated as follows:

                                                          FISCAL YEAR ENDED
                                         ------------------------------------------------
                                         JAN. 29,  JAN. 31,  FEB. 1,   FEB. 2,   FEB. 3,
                                           2005      2004      2003      2002     2001
                                         -------   -------   -------   -------   -------
                                                        (DOLLARS IN THOUSANDS)

Income from operations ...............   $56,075   $56,524   $58,200   $53,168   $69,244
Add: Depreciation and amortization....    17,319    17,026    16,827    19,348    16,878
                                         -------   -------   -------   -------   -------
EBITDA ...............................   $73,394   $73,550   $75,027   $72,516   $86,122
                                         =======   =======   =======   =======   =======

(10) Comparable department sales are calculated by comparing sales from departments open for the same months in the comparable periods.

(11) Average sales per department is determined by dividing sales by the average of the number of departments open at the beginning and at the end of each period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition
and Results of Operations ("MD&A") is provided as a supplement to the accompanying consolidated financial statements and notes thereto contained in
Item 8 of this report. This MD&A is organized as follows:

     o    EXECUTIVE OVERVIEW - This section provides a general description of our business and a brief discussion of the opportunities, risks and uncertainties that we focus on in the operation of our business.

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
          consolidated financial statements.

     o    FORWARD-LOOKING INFORMATION AND RISK FACTORS THAT MAY AFFECT FUTURE
          RESULTS - This section provides cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause actual results to differ materially from our historical results or current expectations or projections.

      The Burdines departments have been accounted for as a discontinued
operation, and, unless otherwise indicated, the following discussion relates to our continuing operations.

EXECUTIVE OVERVIEW

OUR BUSINESS

     We are one of the leading retailers of fine jewelry in the United States and operate licensed fine jewelry departments in major department stores for retailers such as May and Federated. We sell a broad selection of moderately priced jewelry, with an average sales price of approximately $201 per item. As of January 29, 2005, we operated 962 locations in 16 host store groups, in 46 states and the District of Columbia.

     Our primary focus is to offer desirable and competitively priced products, a breadth of merchandise assortments and to provide superior customer service.
Our ability to quickly identify emerging trends and maintain strong relationships with vendors has enabled us to present better assortments in our showcases. We believe that we are an important contributor to each of our host store groups and we continue to seek opportunities to penetrate the department store segment. By outsourcing their fine jewelry departments to us, host store groups gain our expertise in merchandising, selling and marketing jewelry and customer service. Additionally, by avoiding high working capital investments typically required of the traditional retail jewelry business, host stores improve their return on investment and increase their profitability. As a licensee, we benefit from the host stores' reputation, customer traffic, credit services and established customer base. We also avoid the substantial capital investment in fixed assets typical of a stand-alone retail format. In recent years, on average, approximately 50% of our merchandise has been carried on consignment, which reduces our inventory exposure to changing fashion trends.
These factors have generally led our new departments to achieve profitability within the first twelve months of operation.

     We measure ourselves against key financial measures that we believe provide a well-balanced perspective regarding our overall financial success. Those benchmarks are as follows, together with how they are computed:

     o    Diluted earnings per share ("EPS") (net income divided by weighted average shares outstanding and share equivalents included to the extent they are dilutive) which is an indicator of the returns generated for our shareholders;

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

     o    Operating margin rate (income from operations divided by net sales)
          which is an indicator of our success in leveraging our fixed costs and managing our variable costs. Key components of income from operations which management focuses on include monitoring gross margin levels as well as continued emphasis on leveraging our SG&A.

2004 HIGHLIGHTS

     During 2004, we successfully executed our marketing and merchandising strategy, as evidenced by our 2.7% growth in comparable department sales, achieved strong operating cash flow and increased profitability. Over the past decade, we have experienced comparable store sales increases (in nine out of ten years) and we have consistently outperformed our host store groups with respect to these increases. We attribute our success to an experienced and stable management team, a well-trained and highly motivated sales force, an expert jewelry merchandising team, unique vendor relationships and an established customer base. Also contributing to our success are our merchandising and inventory control system and point-of-sale system for our departments which provide the foundation for improved productivity. Total sales were $923.6 million in 2004 compared to $902.4 million in 2003, an increase of 2.3%. Gross margin increased by $7.3 million in 2004 compared to 2003, and as a percentage of sales, gross margin decreased by 0.4% from 51.2% to 50.8%. Although SG&A increased by $7.8 million, as a percentage of sales, SG&A decreased 0.1% from
43.0% to 42.9%.

      During 2004, we effectively managed our inventories and implemented appropriate expense controls. We ended 2004 with $64.4 million of cash compared to $91.3 million at the end of 2003. This decrease related primarily to the reduction of long-term debt as a result of the refinancing of the Senior
Debentures and the Senior Notes as well as fees and expenses related to the transaction. Our operating cash flow was $27.0 million in 2004, which enabled us to open new departments, remodel and expand existing departments and repurchase stock. Additionally, borrowings under the Revolving Credit Agreement were reduced to zero by the end of December 2004. The average outstanding balance increased to $50.6 million as compared to $42.7 million in the prior year, primarily as a result of the refinancing of the Senior Debentures and the Senior
Notes. These transactions, together with the issuance of the New Senior Notes, were undertaken to decrease our overall interest rate, extend our debt maturities and decrease total long-term debt as well as simplify our capital structure by eliminating debt at the parent company level. Lastly, maximum outstanding borrowings during 2004 peaked at $99.8 million, at which point the available borrowings under the Revolving Credit Agreement were an additional
$113.5 million.

OPPORTUNITIES

     We believe that current trends in jewelry retailing provide a significant opportunity for our growth. Consumers spent approximately $57.0 billion on jewelry (including both fine jewelry and costume jewelry) in the United States in calendar year 2004, an increase of approximately $21.0 billion over 1994, according to the United States Department of Commerce. In the department store sector in which we operate, consumers spent an estimated $4.1 billion on fine jewelry in calendar year 2003. Our management believes that demographic factors such as the maturing U.S. population and an increase in the number of working women, have resulted in greater disposable income, thus contributing to the growth of the fine jewelry retailing industry. Our management also believes that jewelry consumers today increasingly perceive fine jewelry as a fashion accessory, resulting in purchases which augment our gift and special occasion sales.

     An important initiative and focus of management is developing opportunities for our growth. We consider it a high priority to identify new businesses that offer growth, financial viability and manageability and will have a positive impact on shareholder value.

     On March 1, 2005, the Company announced that it is in advanced discussions regarding a possible acquisition of Carlyle. Carlyle is a privately-owned regional chain, located primarily in the southeastern United States, with 32 jewelry stores and annual sales of approximately $80.0 million. Finlay is presently engaged in its due diligence review of Carlyle.

     In 2004, the Company tested moissanite merchandise (moissanite is a lab-created stone with greater brilliance and luster than a diamond) in certain departments. This new category of merchandise will be expanded to additional departments in 2005 and is estimated to generate sales of $10-$15 million.

     Additional growth opportunities exist with respect to opening departments within existing host store groups that do not currently operate jewelry departments. Such opportunities exist within Dillard's and Belk's. During 2003 and 2004, we added a total of 24 new departments in Dillard's and Belks and plan to add a total of seven departments within these host store groups during 2005.

     In November 2003, we began a relationship with SmartBargains to provide jewelry via its internet site and absorbed this e-business fulfillment into our distribution center. Sales generated via this internet business during 2004 totaled approximately $8.0 million. We will continue to seek to identify complementary businesses to leverage our core competencies in the jewelry industry.

     We continue to seek growth opportunities and plan to continue to pursue the following key initiatives to further increase sales and earnings:

     o    Increase comparable department sales;

     o    Add departments within existing host store groups;

     o    Expansion of our most productive departments;

     o    Identify and acquire new businesses;

     o    Open new channels of distribution;

     o    Introduction of new fashion trends;

     o    Add new host store relationships;

     o    Continue to raise customer service standards;

     o    Strengthen selling teams through training programs;

     o    Continue to improve operating leverage;

     o    De-leverage the balance sheet; and

     o    Continue our stock repurchase program.

     See "Business-Growth Strategy" and "Management's Discussion and Analysis of
Financial Condition and Results of Operations".

RISKS AND UNCERTAINTIES

      We achieved sustained growth during 2004, however, we have faced certain challenges as well, including:

     o    Host store consolidation; and

     o    Dependence on or loss of certain host store relationships.

     During 2004, approximately 59% (including Marshall Field's for the 2004 fiscal year) and 19% of our sales were generated by departments operated in store groups owned by May and Federated, respectively. We have operated departments with May since 1948 and with Federated since 1983. We believe that our relationships with these host stores are excellent. Nevertheless, a decision by either company, or certain of our host store groups, to terminate existing relationships, to assume the operation of those departments themselves, or to close significant number of stores would have a material adverse effect on our business and financial condition.

     On February 28, 2005, Federated and May announced that they have entered into a merger agreement whereby Federated would acquire May. The transaction is expected to close in the third quarter of 2005. The completion of the merger is contingent upon regulatory review and approval by the shareholders of both companies. Finlay's license agreements with May are terminable as follows:
Robinsons-May/Meier & Frank, Filene's/Kaufmann's and Famous Barr/L.S.
Ayres/Jones on January 28, 2006, Foley's, Hecht's/Strawbridge's and Lord &
Taylor on February 3, 2007 and Marshall Field's on April 2, 2008. Finlay's
license agreements with Federated are terminable as follows:
Rich's-Macy's/Lazarus-Macy's/Goldsmith's-Macy's and Bon-Macy's on January 28,
2006 and Bloomingdale's on February 3, 2007. We cannot anticipate the impact of the proposed transaction on our future results of operations and there is no assurance that we will not be adversely impacted.

     As a result of Federated's decision not to renew our license agreement in its Burdines department store division in 2003 due to the consolidation of the
Burdines and Macy's fine jewelry departments, we closed 46 Burdines departments in January 2004. These departments generated approximately $55 million in revenue during 2003.

     During 2003, May announced its intention to close certain of its smaller, less profitable stores, including 32 Lord & Taylor stores, as well as two stores in its Famous-Barr division, resulting in the closure of 18 departments in 2004, which generated approximately $10.6 million in sales. Through January 29, 2005, a total of 27 stores have closed.

RESULTS OF OPERATIONS

     The following table sets forth operating results as a percentage of sales for the periods indicated. The discussion that follows should be read in conjunction with the following table:

                                                                               FISCAL YEAR ENDED
                                                              ------------------------------------------------
                                                                JAN. 29,           JAN. 31,          FEB. 1,
                                                                  2005               2004             2003
                                                              ------------      -------------     ------------

STATEMENT OF OPERATIONS DATA:
Sales....................................................         100.0%            100.0%            100.0%
Cost of sales............................................          49.2              48.8              48.4
                                                              ------------      -------------     ------------
  Gross margin...........................................          50.8              51.2              51.6
Selling, general and administrative expenses.............          42.9              43.0              43.2
Credit associated with the closure of Sonab.............            -                 -                (0.1)
Depreciation and amortization............................           1.8               1.9               1.9
                                                              ------------      -------------     ------------
Income from operations...................................           6.1               6.3               6.6
Interest expense, net....................................           2.5               2.6               2.8
Other expense - debt extinguishment costs (1)............           1.0               -                 -
                                                              ------------      -------------     ------------
Income from continuing operations before income
    taxes and cumulative effect of accounting change.....           2.6               3.7               3.8
Provision for income taxes...............................           0.9               1.5               1.5
                                                              ------------      -------------     ------------
Income from continuing operations before
    cumulative effect of accounting change...............           1.7               2.2               2.3
Discontinued operations, net of tax (2)..................           -                (1.3)              0.4
Cumulative effect of accounting change,
    net of tax (3) ......................................           -                 -                (1.9)
                                                              ------------      -------------     ------------
Net income...............................................           1.7%              0.9%              0.8%
                                                              ============      =============     ============

---------
(1)  See Note 5 to "Selected Consolidated Financial Data".

(2)  See Note 2 to "Selected Consolidated Financial Data".

(3)  See Note 7 to "Selected Consolidated Financial Data".

2004 COMPARED WITH 2003

     SALES. Sales increased $21.2 million, or 2.3%, in 2004 compared to 2003.
The increase in sales is due primarily to the 2.7% increase in comparable department sales. Additionally, total sales increased as a result of the net effect and timing of new department openings and closings. We attribute the increase in sales primarily to our merchandising and marketing strategy, which includes the following initiatives: (i) emphasizing our "Best Value"
merchandising programs, which provide a targeted assortment of items at competitive prices; (ii) focusing on holiday and event-driven promotions as well as host store marketing programs; (iii) using host store groups' proprietary customer lists for targeted marketing; and (iv) positioning our departments as a
"destination location" for fine jewelry.

     Our major merchandise categories include diamonds, gold, gemstones, watches and designer jewelry. Diamond sales increased $11.4 million, or 4.9%, in 2004 compared to 2003 due primarily to the increase in consumer demand for diamond fashion assortments, including categories such as solitare and bridal jewelry, diamond stud earring assortments and three-stone jewelry. Designer jewelry sales increased $10.6 million, or 24.9%, in 2004 compared to 2003. Sales in all other categories remained relatively flat in 2004 compared to 2003.

     During 2004, we opened 28 departments, within existing store groups, and closed 38 departments. The openings were comprised of the following:

                                                         NUMBER OF
                          STORE GROUP                   DEPARTMENTS
               -----------------------------------    ----------------
                      May........................             9
                      Dillard's..................            11
                      Federated..................             3
                      Saks.......................             1
                      Other......................             4
                                                             --
                               Total.............            28
                                                             ==

     The closings were comprised of the following:

                                                         NUMBER OF
                          STORE GROUP                   DEPARTMENTS                                    REASON
               -----------------------------------    ----------------    --------------------------------------------------

                      Lord & Taylor..............           17            May closed these less profitable locations.
                      Other......................           21            Department closings within existing store groups.
                                                           ---
                                Total............           38
                                                           ===

     GROSS MARGIN. Gross margin increased by $7.3 million in 2004 compared to
2003, and as percentage of sales, gross margin decreased by 0.4%. The components of this 0.4% net decrease in gross margin are as follows:

                           COMPONENT                         %                                 REASON
               -----------------------------------    ----------------    --------------------------------------------------

               Merchandise cost of sales.........           (0.7)%        Increase in merchandise cost of sales is due
                                                                          to our continued efforts to increase market
                                                                          penetration and market share through our
                                                                          pricing strategy, the mix of sales with
                                                                          increased sales in the diamond, designer and
                                                                          clearance categories, which have lower margins
                                                                          than other categories as well as the increased
                                                                          price of gold.

               LIFO .............................            0.3%         Net decrease in the LIFO provision from $4.5
                                                                          million in the 2003 period to $2.1 million in
                                                                          the 2004 period. As discussed below, we
                                                                          changed our method of valuing inventory for
                                                                          LIFO purposes.
                                                            -----
                            Total ...............           (0.4)%
                                                            =====

     During the third quarter of 2004, we changed our method of determining price indices used in the valuation of LIFO inventories. Prior to the third quarter of 2004, we determined our LIFO inventory value by utilizing selected producer price indices published for jewelry and watches by the Bureau of Labor
Statistics ("BLS"). During the third quarter of 2004, we began applying internally developed indices that we believe more accurately measure inflation or deflation in the components of our merchandise and our merchandise mix than the BLS producer price indices. Additionally, we believe that this accounting change is an alternative accounting method that is preferable under the circumstances described above. As a result of this change in accounting method, we recorded a LIFO charge of approximately $2.1 million for the year ended
January 29, 2005. Using the BLS producer price indices, the LIFO charge for the year ended January 29, 2005 would have been $8.0 million. Had we not changed our method of determining price indices, the net income and net income per diluted share under the former LIFO method for the year ended January 29, 2005 would have been approximately $12.4 million or $1.34 per share, on a diluted basis.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The components of SG&A include payroll expense, license fees, net advertising expenditures and other field and administrative expenses. SG&A increased $7.8 million, or 2.0%. As a percentage of sales, SG&A decreased to 42.9% from 43.0%. The components of this
0.1% net decrease in SG&A are as follows:

                           COMPONENT                         %                                           REASON
               -----------------------------------    ----------------    --------------------------------------------------

               Net advertising expenditures......           0.4%          Decrease is due to lower gross advertising
                                                                          expenditures and increased vendor support.
               License fees......................          (0.1%)         Increase in license fees is due to a change in
                                                                          the mix of host store group sales.
               Payroll expense ..................          (0.2%)         Although sales increased over the prior year,
                                                                          the increase in payroll expense is due to lower
                                                                          than expected same store sales negatively
                                                                          impacting the leveraging of payroll expense.
                                                           ----
                              Total .............           0.1%
                                                           ====

      CREDIT ASSOCIATED WITH THE CLOSURE OF SONAB. In 2004, we revised our estimate of closure expenses to reflect our remaining liability associated with the closure of Sonab and, as a result, recorded a credit of $0.4 million.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $0.3 million reflecting additional depreciation and amortization as a result of capital expenditures for the most recent twelve months, offset by the effect of certain assets becoming fully depreciated. In addition, accelerated depreciation costs totaling approximately $0.5 million and $0.4 million, associated with the
Lord & Taylor store closings, were recorded in 2004 and 2003, respectively.

     INTEREST EXPENSE, NET. Interest expense decreased by $0.9 million primarily due to a decrease in average borrowings from $267.7 million in 2003 to $258.3 million in 2004 as well as a slight decrease in the weighted average interest rate (7.6% for 2004 compared to 7.7% for 2003) as a result of the refinancing of the Senior Debentures and the Senior Notes.

    OTHER EXPENSE - DEBT EXTINGUISHMENT COSTS. Other expense - debt extinguishment costs includes $6.7 million for redemption premiums paid on the
Senior Debentures and the Senior Notes, $2.1 million to write-off deferred financing costs related to the refinancing of the Senior Debentures and the
Senior Notes and $0.3 million for other expenses.

      PROVISION FOR INCOME TAXES. The income tax provision for 2004 and 2003 reflects effective tax rates of 34.2% and 39.6%, respectively. The income tax provision for 2004 includes a benefit of approximately $1.0 million associated with the reversal of certain income tax accruals which were no longer required.
Additionally, the tax provision for 2004 includes a benefit of approximately
$0.6 million associated with tax refunds related to Sonab.

       NET INCOME. Net income of $16.0 million for 2004 represents an increase of $7.6 million as compared to net income of $8.4 million in 2003 as a result of the factors discussed above.

2003 COMPARED WITH 2002

     SALES. Sales increased $25.1 million, or 2.9%, in 2003 compared to 2002.
The increase in sales is due primarily to the 2.3% increase in comparable department sales. Additionally, total sales increased as a result of the net effect and timing of new department openings and closings. We attribute the increase in sales primarily to our merchandising and marketing strategy, which includes the following initiatives: (i) emphasizing our "Best Value"
merchandising programs, which provide a targeted assortment of items at competitive prices; (ii) focusing on holiday and event-driven promotions as well as host store marketing programs; and (iii) positioning our departments as a
"destination location" for fine jewelry.

     Our major merchandise categories include diamonds, gold, gemstones, watches and designer jewelry. Diamond sales increased $14.8 million, or 6.8%, in 2003 compared to 2002 due primarily to the increase in consumer demand for diamond fashion assortments, including emerging merchandise categories such as three-stone jewelry. Designer jewelry sales increased $9.6 million, or 29.1%, in
2003 compared to 2002. Sales in all other categories remained relatively flat in
2003 compared to 2002.

     During 2003, we opened 32 departments, within existing store groups, and closed 71 departments. The openings were comprised of the following:

                                                         NUMBER OF
                          STORE GROUP                   DEPARTMENTS
               -----------------------------------    ----------------
                      May........................            10
                      Dillard's..................             9
                      Federated..................             5
                      Saks.......................             3
                      Other......................             5
                                                             --
                               Total.............            32
                                                             ==

     The closings were comprised of the following:

                                                         NUMBER OF
                          STORE GROUP                   DEPARTMENTS                                    REASON
               -----------------------------------    ----------------    --------------------------------------------------

                      Burdines...................            46           Federated did not renew our license agreement.
                      Lord & Taylor..............             7           May closed these less profitable locations.
                      Other......................            18           Department closings within existing store groups.
                                                            ---
                                Total............            71
                                                            ===

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
                                                            ======

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The components of SG&A include payroll expense, license fees, net advertising expenditures and other field and administrative expenses. SG&A increased $9.5 million, or 2.5%. As a percentage of sales, SG&A decreased to 43.0% from 43.2%. The components of this
0.2% net decrease in SG&A are as follows:

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

LIQUIDITY AND CAPITAL RESOURCES

       Information about our financial position is presented in the following table:

                                                   JANUARY 29,     JANUARY 31,
                                                      2005            2004
                                                  ------------   -------------
            (IN THOUSANDS)
            --------------
            Cash and cash equivalents.........    $   64,443     $   91,302
            Working capital...................       234,210        239,134
            Long-term debt....................       200,000        225,000
            Stockholders' equity..............       169,181        152,896

     Our primary capital requirements are for funding working capital for new departments and growth of existing departments, as well as debt service obligations and license fees to host store groups, and, to a lesser extent, capital expenditures for opening new departments, renovating existing departments and information technology investments. For 2004 and 2003, capital expenditures totaled $12.7 million and $12.9 million, respectively. Total capital expenditures for 2005 are estimated to be approximately $10 to $12 million, excluding any impact from the possible Carlyle acquisition. Although capital expenditures are limited by the terms of the Revolving Credit Agreement, to date, this limitation has not precluded us from satisfying our capital expenditure requirements.

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

     Cash flows provided from (used in) operating, investing and financing activities for the fiscal years ended January 29, 2005, January 31, 2004 and
February 1, 2003 were as follows:

                                                                          FISCAL YEARS ENDED
                                                          -----------------------------------------------
                                                          JANUARY 29,      JANUARY 31,      FEBRUARY 1,
                                                             2005              2004             2003
                                                          ------------     -------------    -------------

        (IN THOUSANDS)
        Operating Activities.........................      $   27,041         $  41,183        $  45,060
        Investing Activities.........................         (12,667)          (12,934)         (15,750)
        Financing Activities.........................         (41,233)           (6,278)          (9,348)
        Net increase (decrease) in cash and cash          ------------     -------------    -------------
          equivalents................................      $  (26,859)        $  21,971        $  19,962
                                                          ============     =============    =============

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
Operating cash outflows include payments to vendors for inventory, services and supplies, payments for employee payroll, license fees and payments of interest and taxes. Net cash flows from operations were $27.0 million in 2004.

     Our operations substantially preclude customer receivables as our license agreements require host stores to remit sales proceeds for each month (without regard to whether such sales were cash, store credit or national credit card) to us approximately three weeks after the end of such month. However, we cannot ensure the collection of sales proceeds from our host stores. Additionally, on average, approximately 50% of our merchandise has been carried on consignment.
Our working capital balance was $234.2 million at January 29, 2005, a decrease of $4.9 million from January 31, 2004. The decrease resulted primarily from the impact of 2004's net income (exclusive of depreciation and amortization), offset by capital

expenditures, the purchase of treasury stock and the reduction of cash to pay down long-term debt associated with the refinancing of the Senior Debentures and the Senior Notes.

     The seasonality of our business causes working capital requirements, and therefore borrowings under the Revolving Credit Agreement, to reach their highest level in the months of October, November and December in anticipation of the year-end holiday season. Accordingly, we experience seasonal cash needs as inventory levels peak. Additionally, substantially all of our license agreements provide for accelerated payments during the months of November and December, which require the host store groups to remit to us 75% of the estimated months'
sales prior to or shortly following the end of that month. These proceeds result in a significant increase in our cash, which is used to reduce our borrowings under the Revolving Credit Agreement. Inventory levels increased by $5.6 million, or 2.1%, as compared to January 31, 2004 partially as a result of further investments in the diamond and designer categories.

INVESTING ACTIVITIES

      Net cash used in investing activities, consisting of payments for capital expenditures, was $12.7 million, $12.9 million and $15.8 million in 2004, 2003 and 2002, respectively. Capital expenditures in 2004 and 2003 related primarily to expenditures for new department openings and renovations.

FINANCING ACTIVITIES

     Payments on debt and stock repurchases have been our primary financing activities. Additionally, during 2004, we refinanced our long-term debt. Net cash used in financing activities was $41.2 million in 2004, consisting principally of proceeds from the issuance of the New Senior Notes by Finlay
Jewelry and funds received from stock option exercises, offset by the purchase and redemption of the outstanding Senior Debentures and the Senior Notes, the repurchase of 392,745 shares of Common Stock for approximately $6.9 million under our stock repurchase program and capitalized financing costs of $5.1 million related to the refinancing of the Senior Debentures and the Senior
Notes. Net cash used in financing activities was $6.3 million in 2003 principally related to the repurchase of 482,217 shares for approximately $6.7 million under our stock repurchase program, partially offset by funds received from stock option exercises. Net cash used in financing activities was $9.3 million in 2002 primarily related to the repurchase of 733,612 shares for approximately $8.4 million under the stock repurchase program and capitalized financing costs of approximately $1.9 million related to the refinancing of our
Revolving Credit Agreement.

     In January 2003, we entered into the Revolving Credit Agreement, which expires in January 2008. The Revolving Credit Agreement provides us with a line of credit of up to $225.0 million to finance working capital needs. Amounts outstanding under the Revolving Credit Agreement bear interest at a rate equal to, at our option, (i) the prime rate plus a margin ranging from zero to 1.0% or
(ii) the adjusted Eurodollar rate plus a margin ranging from 1.0% to 2.0%, in each case depending on our financial performance. The weighted average interest rate was 4.0% and 3.4% for 2004 and 2003, respectively.

      In each year, we are required to reduce the outstanding revolving credit balance and letter of credit balance under the Revolving Credit Agreement to
$50.0 million or less and $20.0 million or less, respectively, for a 30 consecutive day period (the "Balance Reduction Requirement"). Borrowings under the Revolving Credit Agreement at January 29, 2005 and January 31, 2004 were zero. The average amounts outstanding under the Revolving Credit Agreement during 2004 and 2003 were $50.6 million and $42.7 million, respectively. The maximum amount outstanding during 2004 was $99.8 million, at which point the available borrowings were an additional $113.5 million.

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

     On June 3, 2004, Finlay Jewelry completed the sale of the New Senior Notes.
Interest on the New Senior Notes is payable semi-annually on June 1 and December
1 of each year and commenced on December 1, 2004. Finlay Jewelry used the net proceeds from the offering of the New Senior Notes, together with drawings from its Revolving Credit Facility, to repurchase the tendered Senior Notes and to make consent payments and to distribute $77.3 million to us to enable us to repurchase the tendered Senior Debentures and to make consent payments.
Additionally, on June 3, 2004, we and Finlay Jewelry called for the redemption of all of the untendered Senior Debentures and Senior Notes, respectively, and these securities were repurchased on July 2, 2004.

     The tender offers, New Senior Notes offering, and redemptions of the outstanding Senior Debentures and Senior Notes were all undertaken to decrease our overall interest rate, extend our debt maturities and decrease total long-term debt as well as simplify our capital structure by eliminating debt at the parent company level. As a result of the completion of the redemption of the
Senior Debentures, Finlay Jewelry is no longer required to provide the funds necessary to pay the higher debt service costs associated with the Senior
Debentures.

     Finlay Jewelry incurred approximately $5.2 million in costs, including $5.0 million associated with the sale of the New Senior Notes, which have been deferred and are being amortized over the term of the New Senior Notes. In June
2004, we recorded pre-tax charges of approximately $9.1 million, including $6.7 million for redemption premiums paid on the Senior Debentures and the Senior
Notes, $2.1 million to write-off deferred financing costs related to the refinancing of the Senior Debentures and the Senior Notes and $0.3 million for other expenses. These costs are included in Other expense - debt extinguishment costs in the accompanying Consolidated Statements of Operations.

     In September 2004, for the purpose of an exchange offer, Finlay Jewelry registered notes with terms identical to the New Senior Notes under the
Securities Act of 1933. Finlay Jewelry completed the exchange offer in the third quarter of 2004 and 100% of the original notes were exchanged for the registered notes.

      In the past, a significant amount of our operating cash flow has been used to pay interest with respect to the Senior Debentures, the Senior Notes and amounts due under the Revolving Credit Agreement, including the payments required pursuant to the Balance Reduction Requirement. Although the Senior
Debentures and the Senior Notes are no longer outstanding as a result of the refinancing, a significant amount of our operating cash flow will still be required to pay interest with respect to the New Senior Notes and amounts due under the Revolving Credit Agreement, including payments required under the
Balance Reduction Requirement. As of January 29, 2005, our outstanding borrowings were $200.0 million under the New Senior Notes.

      Our agreements covering the Revolving Credit Agreement and the New Senior
Notes each require that we comply with certain restrictive and financial covenants. In addition, Finlay Jewelry is a party to the Gold Consignment
Agreement, which also contains certain covenants. As of and for the year ended
January 29, 2005, we are in compliance with all of our covenants. We expect to be in compliance with all of our covenants through 2005. Because compliance is based, in part, on our management's estimates and actual results can differ from those estimates, there can be no assurance that we will be in compliance with the covenants in the future or that the lenders will waive or amend any of the covenants should we be in violation thereof. We believe the assumptions used are appropriate.

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

     We believe that, based upon current operations, anticipated growth and continued availability under the Revolving Credit Agreement, Finlay Jewelry will, for the foreseeable future, be able to meet its debt service and anticipated working capital obligations and to make distributions sufficient to permit us to pay certain expenses as they come due. No assurances, however, can be given that Finlay Jewelry's current level of operating results will continue or improve or that Finlay Jewelry's income from operations will continue to be sufficient to permit Finlay Jewelry to meet its debt service and other obligations. Currently, Finlay Jewelry's principal financing arrangements restrict the amount of annual distributions, including those required to fund stock repurchases, from Finlay Jewelry to us. The amounts required to satisfy the aggregate of Finlay Jewelry's interest expense totaled $19.6 million and
$16.0 million in 2004 and 2003, respectively.

     Our long-term needs for external financing will depend on our rate of growth, the level of internally generated funds and the ability to continue obtaining substantial amounts of merchandise on advantageous terms, including consignment arrangements with our vendors. At January 29, 2005 and January 31,
2004 $349.7 million and $364.5 million, respectively, of consignment merchandise from approximately 300 vendors was on hand. For 2004, we had an average balance of consignment merchandise of $365.2 million as compared to an average balance of $364.7 million in 2003.

      The following table summarizes our contractual and commercial obligations which may have an impact on future liquidity and the availability of capital resources, as of January 29, 2005 (dollars in thousands):

                                                                         PAYMENTS DUE BY PERIOD
                                              ------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                         TOTAL       LESS THAN 1 YEAR   1 - 3 YEARS   3 - 5 YEARS   MORE THAN 5 YEARS
-----------------------                       ---------     ----------------   -----------   -----------   -----------------

Long-Term Debt Obligations:
    New Senior Notes (due 2012) (1) .......    $200,000        $   --          $   --         $  --          $200,000
Interest payments on New Senior Notes (1) .     122,833          16,750          33,500        33,500          39,083
Operating lease obligations (2) ...........       7,054           1,942           3,834         1,278            --
Revolving Credit Agreement (due 2008) (3) .        --              --              --            --              --
Gold Consignment Agreement (expires 2005) .      49,802          49,802            --            --              --
Gold forward contracts ....................      16,066          16,066            --            --              --
Letters of credit .........................      11,690          11,440            --             250
                                               --------        --------        --------       -------        --------
   Total ..................................    $407,445        $ 96,000        $ 37,334       $35,028        $239,083
                                               ========        ========        ========       =======        ========

--------------------

(1)  On June 3, 2004, Finlay Jewelry issued $200.0 million of New Senior Notes due 2012. Refer to Note 5 of Notes to the Consolidated Financial
     Statements.

(2)  Represents future minimum payments under noncancellable operating leases as of January 29, 2005.

(3)  There were no borrowings under the Revolving Credit Agreement at January
     29, 2005. The average amount outstanding during 2004 was $50.6 million and the outstanding balance as of April 8, 2005 was $22.3 million.

      The operating leases included in the above table do not include contingent rent based upon sales volume or variable costs such as maintenance, insurance and taxes. Our open purchase orders are cancelable without penalty and are therefore not included in the above table. There were no commercial commitments outstanding as of January 29, 2005, other than as disclosed in the table above, nor have we provided any third-party financial guarantees as of and for the year ended January 29, 2005.

OFF-BALANCE SHEET ARRANGEMENTS

     Finlay Jewelry's Gold Consignment Agreement enables Finlay Jewelry to receive consignment merchandise by providing gold, or otherwise making payment, to certain vendors. While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to the gold consignor. The Gold Consignment Agreement matures on July 31, 2005 and permits Finlay Jewelry to consign up to the lesser of (i) 165,000 fine troy ounces or (ii) $50.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. Finlay Jewelry is currently in the process of extending the term of the Gold Consignment Agreement. At January 29, 2005, amounts outstanding under the Gold Consignment Agreement totaled 116,687 fine troy ounces, valued at $49.8 million. The average amount outstanding under the
Gold Consignment Agreement was $48.9 million in 2004. In the event this agreement is terminated, Finlay Jewelry would be required to return the gold or purchase the outstanding gold at the prevailing gold rate in effect on that date. For financial statement purposes, the consigned gold is not included in merchandise inventories on the Consolidated Balance Sheets and, therefore, no related liability has been recorded.

     The Gold Consignment Agreement requires Finlay Jewelry to comply with certain covenants, including restrictions on the incurrence of certain indebtedness, the creation of liens, engaging in transactions with affiliates and limitations on the payment of dividends. In addition, the Gold Consignment
Agreement also contains various financial covenants, including minimum earnings and fixed charge coverage ratio requirements and certain maximum debt limitations. At January 29, 2005, Finlay Jewelry was in compliance with all of its covenants under the Gold Consignment Agreement.

     We have not created, and are not party to, any off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.

OTHER ACTIVITIES AFFECTING LIQUIDITY

     In November 2004, we entered into a new employment agreement with a senior executive. The new employment agreement has a term of four years commencing on
January 30, 2005 and ending on January 31, 2009, unless earlier terminated, in accordance with the provisions of the employment agreement. The new employment agreement provides an annual salary level of approximately $1.0 million as well as incentive compensation based on meeting specific financial goals, which are not yet determinable.

     From time to time, we enter into forward contracts based upon the anticipated sales of gold product in order to hedge against the risk arising from our payment arrangements. At January 29, 2005, we had several open positions in gold forward contracts totaling 37,000 fine troy ounces, to purchase gold for $16.1 million. There can be no assurance that these hedging techniques will be successful or that hedging transactions will not adversely affect our results of operations or financial position.

      In January 2000, Sonab, our European licensed jewelry department subsidiary, sold the majority of its assets for approximately $9.9 million. As of January 29, 2005, our exit plan has been completed with the exception of certain legal matters and we are in the process of liquidating the subsidiary.
During the fourth quarter of 2004, we revised our estimate of closure expenses to reflect our remaining liability, and as a result, reduced our accrual by $0.4 million. To date, we have charged a total of $26.4 million against our revised estimate of $26.8 million. We do not believe future operating results or liquidity will be materially impacted by any remaining payments.

     SEASONALITY

     Our business is highly seasonal, with a significant portion of our sales and income from operations generated during the fourth quarter of each year, which includes the year-end holiday season. The fourth quarter accounted for an average of approximately 42% of our sales and approximately 90% of our income from operations for 2004 and 2003. We have typically experienced net losses in the first three quarters of our fiscal year. During these periods, working capital requirements have been funded by borrowings under the Revolving Credit
Agreement. Accordingly, the results for any of the first three quarters of any given fiscal year, taken individually or in the aggregate, are not indicative of annual results. See Note 13 of Notes to Consolidated Financial Statements.

     The following table summarizes the quarterly financial data for 2004 and
2003:

                                                                               FISCAL QUARTER
                                                      ------------------------------------------------------------------
                                                         FIRST (A)        SECOND (A)           THIRD           FOURTH
                                                      --------------    -------------       -----------      -----------
                                                                              (DOLLARS IN THOUSANDS)
                                                                                  (UNAUDITED)

  2004:
    Sales...........................................   $ 187,572        $ 188,638           $ 166,841        $380,555
    Gross margin....................................      95,729           96,164              84,612         192,710
    Income (loss) from operations...................       3,159            4,504              (2,315)         50,727
    Net income (loss) ..............................      (1,557)          (5,712)(b)          (4,826)         28,120
  2003:
    Sales...........................................   $ 175,427        $ 182,229           $ 165,784        $378,976
    Gross margin....................................      90,766           92,796              84,717         193,620
    Income (loss) from operations...................       2,394            4,273                (230)         50,087
    Net income (loss) ..............................      (1,453)            (562)             (3,876)         14,301(c)

------------------------

(a)   The thirteen week periods ended May 1, 2004 and July 31, 2004 have been restated to reflect the change in our method of determining LIFO inventories. Refer to Note 3 to Notes to Consolidated Financial
      Statements.

(b)   The net loss includes debt extinguishment costs of $9.1 million related to the refinancing of the Senior Debentures and the Senior Notes in the
      second quarter of 2004. Refer to Note 5 to Notes to Consolidated Financial
      Statements.

(c)   Net income includes the write-down of goodwill of $13.8 million in the fourth quarter of 2003. Refer to Note 11 to Notes to Consolidated
      Financial Statements.

INFLATION

     The effect of inflation on our results of operations has not been material in the periods discussed.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are constantly re-evaluated, and adjustments are made when facts and circumstances dictate a change. However, since future events and their impact cannot be determined with certainty, actual results may differ from our estimates, and such differences could be material to the consolidated financial statements. Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates. A summary of our significant accounting policies and a description of accounting policies that we believe are most critical may be found in Note 2 to the Consolidated Financial Statements.

        MERCHANDISE INVENTORIES

     We value our inventories at the lower of cost or market. The cost is determined by the LIFO method utilizing an internally generated index. Factors related to inventories, such as future consumer demand and the economy's impact on consumer discretionary spending, inventory aging, ability to return merchandise to vendors, merchandise condition and anticipated markdowns, are analyzed to determine estimated net realizable values. An adjustment is recorded to reduce the LIFO cost of inventories, if required. Any significant unanticipated changes in the factors above could have a significant impact on the value of the inventories and our reported operating results.

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

       SELF-INSURANCE RESERVES

    We are self-insured for medical and workers' compensation claims up to certain maximum liability amounts. Although the amounts accrued are determined based on analysis of historical trends of losses, settlements, litigation costs and other factors, the amounts that we will ultimately disburse could differ materially from the accrued amounts.

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

RECENT ACCOUNTING PRONOUNCEMENT

        In December 2004, the FASB issued SFAS No. 123(R), "Accounting for
Stock-Based Compensation". This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Currently, only certain pro forma disclosures of fair value are required. This Statement is effective as of the beginning of the first annual or interim period beginning after June 15, 2005. We will adopt SFAS
123(R) prospectively on July 30, 2005, the beginning of our third fiscal quarter. Although we are in the process of determining the impact of this
Statement on our results of operations, the historical impact under SFAS No. 123
"Accounting for Stock-Based Compensation" is disclosed in Note 2 to the
Consolidated Financial Statements.

FORWARD-LOOKING INFORMATION AND RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

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

       OUR SALES DEPEND UPON OUR HOST STORE RELATIONSHIPS. THE LOSS OF
RELATIONSHIPS WITH MAY OR FEDERATED, OR SIGNIFICANT STORE CLOSURES BY OUR HOST
STORE GROUPS, COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

       The impact of the recently announced planned merger of May and Federated is unknown. A decision by them, or certain of our other host store groups, to terminate existing relationships, transfer the operation of some or all of their departments to a competitor, assume the operation of those departments themselves, or close a significant number of stores, could have a material adverse effect on our business and financial condition. During 2004, approximately 78% of our sales were generated by departments operated in store groups owned by May and Federated.

       SEASONALITY OF THE RETAIL JEWELRY BUSINESS AND FLUCTUATIONS IN OUR
QUARTERLY RESULTS COULD ADVERSELY AFFECT OUR PROFITABILITY.

       Our business is highly seasonal, with a significant portion of our sales and income from operations generated during the fourth quarter of each year, which includes the year-end holiday season. The fourth quarter of 2004 accounted for 41% of our sales and 90% of our operating income. We have typically experienced net losses in the first three quarters of our fiscal year. During these periods, working capital requirements have been funded by borrowings under our revolving credit facility. This pattern is expected to continue. A substantial decrease in sales during the fourth quarter, whether resulting from adverse weather conditions, natural disasters or any other cause, would have a material adverse effect on our profitability.

       OUR DEPARTMENTS ARE HEAVILY DEPENDENT ON CUSTOMER TRAFFIC AND THE
CONTINUED POPULARITY OF OUR HOST STORES AND MALLS.

     The success of our departments depends, in part, on the ability of host stores to generate consumer traffic in their stores, and the continuing popularity of malls and department stores as shopping destinations. Sales volume and customer traffic may be adversely affected by economic slowdowns in a particular geographic area, the closing of anchor tenants, or competition from retailers such as discount and mass merchandise stores and other department stores where we do not have departments.

       WE MAY NOT BE ABLE TO SUCCESSFULLY IDENTIFY, FINANCE, INTEGRATE OR MAKE
ACQUISITIONS OUTSIDE OF THE LICENSED JEWELRY DEPARTMENT BUSINESS.

       We may from time to time examine opportunities to acquire or invest in companies or businesses that complement our existing core business. There can be no assurance that future acquisitions by us will be successful or improve our operating results. In addition, our ability to complete acquisitions will depend on the availability of both suitable target businesses and acceptable financing.
Any future acquisitions may result in a potentially dilutive issuance of additional equity securities, the incurrence of additional debt or increased working capital requirements. Such acquisitions could involve numerous additional risks, including difficulties in the assimilation of the operations, products, services and personnel of any acquired company, diversion of our management's attention from other business concerns, and expansion into new businesses with which we may have no prior experience.

       OUR PROFITABILITY DEPENDS, IN PART, UPON OUR ABILITY TO CONTINUE TO
OBTAIN SUBSTANTIAL AMOUNTS OF MERCHANDISE ON CONSIGNMENT AND ON FINLAY JEWELRY'S
ABILITY TO CONTINUE ITS GOLD CONSIGNMENT AGREEMENT.

       In recent years, on average, approximately 50% of our merchandise has been obtained on consignment. The willingness of vendors to enter into such arrangements may vary substantially from time to time based on a number of factors, including the merchandise involved, the financial resources of vendors, interest rates, availability of financing, fluctuations in gem and gold prices, inflation, our financial condition and a number of other economic or competitive conditions in the jewelry business or generally. In addition, Finlay Jewelry's
Gold Consignment Agreement allows us to receive consignment merchandise by providing gold, or otherwise making payment, to certain vendors. As the price of gold increases, the amount of consigned gold that is available to us is reduced pursuant to the limitations of the Gold Consignment Agreement. Although Finlay
Jewelry expects to renew the Gold Consignment Agreement upon its expiration on
July 31, 2005, there can be no assurances that such renewal will actually occur.
If the agreement is not renewed or replaced, our ability to receive gold merchandise on consignment through such an arrangement and on favorable terms may be materially adversely affected. Additionally, in the event that this agreement is terminated, Finlay Jewelry would be required to return the gold or purchase the outstanding gold at the prevailing, and potentially higher, gold price in effect on that date.

      TERRORIST ATTACKS, ACTS OF WAR, OR OTHER FACTORS AFFECTING DISCRETIONARY
CONSUMER SPENDING MAY ADVERSELY AFFECT OUR INDUSTRY, OUR OPERATIONS AND OUR
PROFITABILITY.

       Terrorist activities, armed hostilities and other political instability, as well as a decline in general economic conditions, including the country's financial markets, a decline in consumer credit availability, or increases in prevailing interest rates, could materially reduce discretionary consumer spending particularly with respect to luxury items and, therefore, materially adversely affect our business and financial condition, especially if such changes were to occur in the fourth quarter of our fiscal year.

       VOLATILITY IN THE AVAILABILITY AND COST OF PRECIOUS METALS AND PRECIOUS
AND SEMI-PRECIOUS STONES COULD ADVERSELY AFFECT OUR BUSINESS.

       The jewelry industry in general is affected by fluctuations in the prices of precious metals and precious and semi-precious stones. The availability and prices of gold, diamonds and other precious metals and precious and semi-precious stones may be influenced by cartels, political instability in exporting countries and inflation. Shortages of these materials or sharp changes in their prices could have a material adverse effect on our results of operations or financial condition. Although we attempt to protect against such fluctuations in the price of gold by entering into gold forward contracts, there can be no assurance that

these hedging practices will be successful or that hedging transactions will not adversely affect our results of operations or financial condition.

       THE RETAIL JEWELRY BUSINESS IS HIGHLY COMPETITIVE.

       We face competition for retail jewelry sales from national and regional jewelry chains, other department stores, local independently owned jewelry stores and chains, specialty stores, mass merchandisers, catalog showrooms, discounters, direct mail suppliers, internet merchants and televised home shopping. Some of our competitors are substantially larger and have greater financial resources than our business.

       WE MAY NOT BE ABLE TO COLLECT PROCEEDS FROM OUR HOST STORES.

       Our license agreements typically require the host stores to remit the net sales proceeds for each month to us approximately three weeks after the end of such month. However, we cannot assure you that we will timely collect the net sales proceeds due to us from our host stores. If one or more host stores fail to remit the net sales proceeds for a substantial period of time or during the fourth quarter of our fiscal year due to financial instability, insolvency or otherwise, this could have a material adverse impact on our liquidity.

       WE ARE DEPENDENT ON SEVERAL KEY VENDORS AND OTHER SUPPLIERS.

       In 2004, merchandise obtained by us from our five largest vendors generated approximately 31% of sales, and merchandise obtained from our largest vendor generated approximately 10% of sales. There can be no assurances that we can identify, on a timely basis, alternate sources of merchandise supply in the case of an abrupt loss of any of our significant suppliers.

       OUR SUCCESS DEPENDS ON OUR ABILITY TO IDENTIFY AND RAPIDLY RESPOND TO
FASHION TRENDS.

       The jewelry industry is subject to rapidly changing fashion trends and shifting consumer demands. Accordingly, our success depends on the priority that our target customers place on fashion and our ability to anticipate, identify and capitalize upon emerging fashion trends.

       WE MAY NOT BE ABLE TO SUCCESSFULLY EXPAND OUR BUSINESS OR INCREASE THE
NUMBER OF DEPARTMENTS WE OPERATE.

       A significant portion of our growth in sales and income from operations in recent years has resulted from our ability to obtain licenses to operate departments in new host store groups and the addition of new departments in existing host store groups. We cannot predict the number of departments we will operate in the future or whether our expansion, if any, will be at levels comparable to that experienced to date. In a few cases, we are subject to limitations under our license agreements which prohibit us from operating departments for competing host store groups within a certain geographical radius of the host stores (typically five to ten miles) without the host store's permission. Such limitations restrict us from further expansion within areas where we currently operate departments, including expansion through possible acquisitions. If we cannot obtain required consents, we will be limited in our ability to expand further in areas near our existing host stores.

       WE COULD BE MATERIALLY ADVERSELY AFFECTED IF OUR DISTRIBUTION OPERATIONS
ARE DISRUPTED.

       We operate a central distribution facility and we do not have other facilities to support our distribution needs. As a result, if this distribution facility were to shut down or otherwise become inoperable or inaccessible for any reason, we could incur higher costs and longer lead times associated with the distribution of merchandise to our stores during the time it takes to reopen or replace the facility.

       WE ARE HEAVILY DEPENDENT ON OUR MANAGEMENT INFORMATION SYSTEMS.

       The efficient operation of our business is heavily dependent on our fully-integrated management information systems. In particular, we rely on our inventory and merchandising control system, which allows us to make better decisions in the allocation and distribution of our merchandise. Our business and operations could be materially and adversely affected if our systems were inoperable or inaccessible or if we were not able, for any reason, to successfully restore our systems and fully execute our disaster recovery plan.

       WE DEPEND ON KEY PERSONNEL.

       Our success depends to a significant extent upon our ability to retain key personnel, particularly Arthur E. Reiner, our Chairman and Chief Executive
Officer. The loss of Mr. Reiner's services or one or more of our current members of senior management, or our failure to attract talented new employees, could have a material adverse effect on our business.

       OUR SUBSTANTIAL DEBT AND DEBT SERVICE REQUIREMENTS COULD ADVERSELY AFFECT
OUR BUSINESS.

       We currently have a significant amount of debt. As of January 29, 2005, we had $200.0 million of debt outstanding (not including $11.7 million in letters of credit under our $225.0 million revolving credit facility). In 2004, our average revolver balance was $50.6 million and we peaked in usage at $99.8 million. In addition, as of January 29, 2005, the value of gold outstanding under the Gold Consignment Agreement totaled $49.8 million. Subject to the terms of our indebtedness, we may incur additional indebtedness, including secured debt, in the future.

       THE TERMS OF OUR DEBT INSTRUMENTS AND OTHER OBLIGATIONS IMPOSE FINANCIAL
AND OPERATING RESTRICTIONS.

       The Revolving Credit Agreement, Gold Consignment Agreement and the
indenture relating to the New Senior Notes contain restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. These covenants include limitations on, or relating to, capital expenditures, liens, indebtedness, investments, mergers, acquisitions, affiliated transactions, management compensation and the payment of dividends and other restricted payments.

       THE FUTURE IMPACT OF LEGAL AND REGULATORY ISSUES IS UNKNOWN.

       Our business is subject to government laws and regulations including, but not limited to, employment laws and regulations, state advertising regulations, quality standards imposed by federal law, and other laws and regulations. A violation or change of these laws could have a material adverse effect on our business, financial condition and results of operations. In addition, the future impact of litigation arising in the ordinary course of business may have an adverse effect on the financial results or reputation of the company.

       Readers are cautioned not to rely on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof or to reflect the occurrence of unanticipated events. In addition to the disclosure contained herein, readers should carefully review any disclosure of risks and uncertainties contained in other documents we file or have filed from time to time with the Securities and Exchange Commission (the
"Commission").

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk through the interest rate on our borrowings under the Revolving Credit Agreement, which has a variable interest rate. Based on the average amounts outstanding under the Revolving Credit Agreement for
2004, a 100 basis point change in interest rates would have resulted in an increase in interest expense of approximately $0.5 million in 2004. In seeking to minimize the risks from

interest rate fluctuations, we manage exposures through our regular operating and financing activities. In addition, the majority of our borrowings are under fixed rate arrangements, as described in Note 5 of Notes to Consolidated
Financial Statements.

      COMMODITY RISK

      We enter into forward contracts for the purchase of the majority of our gold in order to hedge the risk of gold price fluctuations. As of January 29,
2005, we had several open positions in gold forward contracts totaling 37,000 fine troy ounces, to purchase gold for $16.1 million. The fair value of gold under such contracts was $15.8 million at January 29, 2005. These contracts have settlement dates ranging from March 31, 2005 to September 30, 2005.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                            PAGE
                                                                                                            ----

Report of Independent Registered Public Accounting Firm......................................................F-2

Consolidated Statements of Operations for the years ended January 29, 2005, January 31, 2004 and February 1, 2003....................................................................................F-3

Consolidated Balance Sheets as of January 29, 2005 and January 31, 2004......................................F-4

Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income
    for the years ended January 29, 2005, January 31, 2004 and February 1, 2003..............................F-5

Consolidated Statements of Cash Flows for the years ended January 29, 2005, January 31, 2004 and February 1, 2003.....................................................................................F-6

Notes to Consolidated Financial Statements for the years ended January 29, 2005, January 31, 2004 and February 1, 2003 ...................................................................................F-7
Financial Statement Schedule:
    Schedule I - Condensed Financial Information of Registrant .............................................F-25

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE

     We have had no disagreements with our independent auditors regarding accounting or financial disclosure matters.

ITEM 9A. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

       Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange
Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial
Officer ("CFO"), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control -
Integrated Framework issued by the Committee of Sponsoring Organizations of the
Treadway Commission. Based on our evaluation under the framework in Internal
Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 29, 2005.

       Our management's assessment of the effectiveness of our internal control over financial reporting as of January 29, 2005 has been audited by Deloitte &
Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

DISCLOSURE CONTROLS AND PROCEDURES

       The Company's management, with the participation of its CEO and CFO, carried out an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, the CEO and CFO concluded that the design and operation of these disclosure controls and procedures are effective in ensuring that material financial and non-financial information required to be disclosed by us in reports that we file or submit under the
Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

     The Company's management, with the participation of the Company's CEO and
CFO, also conducted an evaluation of the Company's internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended January 29, 2005 that have materially affected, or are reasonably likely to materially affect, the
Company's internal control over financial reporting. Based on that evaluation, there was no such change during the quarter ended January 29, 2005.

     A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The Company conducts periodic evaluations of its controls to enhance, where necessary, its procedures and controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     There have been no changes in our internal controls over financial reporting that occurred during our last fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
of Finlay Enterprises, Inc.:

We have audited management's assessment, included in the accompanying
Management's Report on Internal Control Over Financial Reporting, that Finlay
Enterprises, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of
Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in

accordance with authorizations of management and directors of the company; and
(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of January 29, 2005, is fairly stated, in all material respects, based on the criteria established in Internal
Control--Integrated Framework issued by the Committee of Sponsoring
Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2005, based on the criteria established in Internal
Control--Integrated Framework issued by the Committee of Sponsoring
Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company
Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January
29, 2005, of the Company and our report dated April 11, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company's change in method of determining price indices used in the valuation of LIFO inventories in
2004 and the Company's change in method of accounting for cash consideration received from a vendor to conform to Emerging Issues Task Force Issue No. 02-16.

DELOITTE & TOUCHE LLP

New York, New York
April 11, 2005

ITEM 9B. OTHER INFORMATION

     None.

PART III

     Certain information incorporated herein by reference to our Proxy Statement described below is also contained in the Finlay Jewelry Form 10-K for the fiscal year ended January 29, 2005.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information with respect to each of the current executive officers and directors of the Company and Finlay Jewelry. Each of the persons listed as a director is a member of the Board of Directors of both the
Company and Finlay Jewelry.

                 NAME      AGE                                POSITION
-----------------------   -------    ------------------------------------------------------------

Arthur E. Reiner.......     64       Chairman of the Board, President and Chief Executive
                                     Officer of the Company, Chairman and Chief Executive
                                     Officer of Finlay Jewelry and Director
Joseph M. Melvin.......     54       Executive Vice President and Chief Operating Officer of
                                     the Company and President and Chief Operating Officer of
                                     Finlay Jewelry
Leslie A. Philip.......     58       Executive Vice President and Chief Merchandising Officer
                                     of the Company and Finlay Jewelry
Edward J. Stein........     60       Senior Vice President and Director of Stores of Finlay
                                     Jewelry
Bruce E. Zurlnick......     53       Senior Vice President, Treasurer and Chief Financial
                                     Officer of the Company and Finlay Jewelry
David B. Cornstein.....     66       Director
Rohit M. Desai.........     66       Director
Michael Goldstein......     63       Director
John D. Kerin..........     66       Director
Richard E. Kroon.......     61       Director
Ellen R. Levine........     61       Director
Norman S. Matthews.....     72       Director
Thomas M. Murnane......     58       Director

     Information under the captions "Election of Directors" and "Section 16(a)
Beneficial Ownership Compliance" to be included in our definitive Proxy
Statement to be filed pursuant to Regulation 14A ("Proxy Statement") is incorporated herein by reference.

     Under our Restated Certificate of Incorporation, our Board of Directors is
classified into three classes. The members of each class will serve staggered three-year terms. Messrs. Desai, Goldstein and Murnane are Class I directors;
Messrs. Cornstein, Kerin and Reiner are Class II directors; and Messrs. Matthews and Kroon and Ms. Levine are Class III directors. The terms of the Class I,
Class II and Class III directors expire at the annual meeting of stockholders to be held in 2005, 2006 and 2007, respectively. Officers serve at the discretion of the Board of Directors.

     The business experience, principal occupations and employment of each of the executive officers and directors of the Company and Finlay Jewelry, together with their periods of service as directors and executive officers of the Company and Finlay Jewelry, are set forth below.

       ARTHUR E. REINER became Chairman of the Company effective February 1,
1999 and, from January 1995 to such date, served as Vice Chairman of the
Company. Mr. Reiner has also served as President and Chief Executive Officer of the Company since January 30, 1996 and as Chairman of the Board and Chief
Executive Officer of Finlay Jewelry since January 3, 1995. Prior to joining
Finlay, Mr. Reiner had spent over 30 years with the Macy's organization. From
February 1992 to October 1994, Mr. Reiner was Chairman and Chief Executive
Officer of Macy's East, a subsidiary of Macy's. From 1988 to 1992, Mr. Reiner was Chairman and Chief Executive Officer of Macy's Northeast, which was combined with Macy's Atlanta division to form Macy's East in 1992. Mr. Reiner is also a director of New York & Company, Inc.

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
Desai serves as a director of SITEL Corporation, Triton PCS and Independence
Community Bank Corp.

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

Goldstein is also a director of United Retail Group Inc., 4Kids Entertainment,
Inc., Medco Health Solutions, Inc., Pacific Sunwear of California, Inc. and
Martha Stewart Living Omnimedia, Inc.

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

       RICHARD E. KROON was elected as a director of the Company and Finlay
Jewelry in 2003. Mr. Kroon retired in July 2001 as chairman of the Sprout Group
Venture Capital Fund (a venture capital affiliate of Credit Suisse First
Boston), where he had served as Chairman since April 2000 and where he served as
Managing Partner from March 1981 to April 2000. Mr. Kroon is also a director of
Cohen & Steers REIT and Preferred Income Fund Inc.

       ELLEN R. LEVINE was appointed as a director of the Company and Finlay
Jewelry in January 2004. Ms. Levine has been Editor-in-Chief of Good
Housekeeping since 1994. Ms. Levine also served as Editor-in-Chief of two other major women's magazines from 1982 to 1994.

       NORMAN S. MATTHEWS has been a director of the Company and Finlay Jewelry since July 1993. Mr. Matthews has been a retail consultant based in New York for more than the past five years. Mr. Matthews served as Vice Chairman and then
President of Federated Department Stores from 1983 to 1988. He is also a director of Toys "R" Us, Inc., The Progressive Corporation, Henry Schein, Inc.
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

CODES OF ETHICS

       We have adopted Codes of Ethics that apply to all of our directors and employees including, without limitation, our CEO, our CFO and all of our employees performing financial or accounting functions. Our Codes of Ethics are posted on our web-site, www.finlayenterprises.com under the heading "Governance"
and are incorporated by reference as an exhibit to this Form 10-K. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Codes of Ethics by posting such information on our website at the location specified above. We will provide to any person without charge, upon request addressed to the Corporate Secretary at
Finlay Enterprises, Inc., 529 Fifth Avenue, New York, N.Y. 10017, a copy of the
Codes of Ethics.

AUDIT COMMITTEE FINANCIAL EXPERT

       The Audit Committee of the Board of Directors consists of the following members of our Board of Directors: Rohit M. Desai, Michael Goldstein, John D.
Kerin and Thomas M. Murnane, each of whom is an "independent director" under the
NASDAQ listing standards applicable to audit committee members. We have determined that Mr. Goldstein, Chairman of the Audit Committee, qualifies as an
"audit committee financial expert" as defined in Item 401(h) of Regulation S-K, and that Mr. Goldstein is independent as the term is used in Item 7 (d) (3) (iv)
of Schedule 14A under the Exchange Act.

ITEM 11.  EXECUTIVE COMPENSATION

       The information to be included in the section captioned "Executive
Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
          RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information with respect to beneficial ownership of the Common Stock as of April 8, 2005 by (i) each person who, to our knowledge, was the beneficial owner of more than 5% of our outstanding Common Stock, (ii) each of our directors, our Chief Executive
Officer and each of the four other most highly compensated executive officers of the Company or Finlay Jewelry, and (iii) all current directors and executive officers as a group.

                                                     SHARES OF COMMON STOCK
                                                      BENEFICIALLY OWNED(1)
                                               ----------------------------------
                                                 NUMBER OF          PERCENTAGE
                     NAME                         SHARES             OF CLASS
--------------------------------------------   --------------     ---------------

FMR Corp.(2)................................     1,153,652               12.8%
Wells Fargo & Company(3) ...................       911,380               10.1%
Prides Capital Partners, L.L.C.(4)..........       726,103                8.1%
Dimensional Fund Advisors LLC(5)............       723,328                8.0%
Arthur E. Reiner(1)(6)......................       600,355                6.4%
Investment Counselors of Maryland, LLC(7) ..       581,173                6.5%
David B. Cornstein(1).......................       407,700                4.5%
Leslie A. Philip(1)(8)......................       128,303                1.4%
Joseph M. Melvin(1)(9)......................       120,675                1.3%
Edward J. Stein(1)(10)......................        65,913                *
Norman S. Matthews(1) (11)..................        55,828                *
Bruce E. Zurlnick(1)(12)....................        39,717                *
Michael Goldstein (1)(13)...................        34,659                *
Rohit M. Desai(1)(14).......................        10,756                *
Thomas M. Murnane(1) (15)...................         9,012                *
John D. Kerin(1)(16)........................         3,756                *
Richard E. Kroon(1) (17) ...................         3,756                *
Ellen R. Levine(1)(18) .....................         2,124                *
All directors and executive officers
as a group (13 persons)(19).................     1,482,554               15.0%

--------------

     *Less than one percent.

(1)   Based on 9,006,710 shares outstanding on April 8, 2005. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from April 8, 2005 upon the exercise of options.
      Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person and which are exercisable within
      60 days of April 8, 2005 have been exercised. Except as noted below, each beneficial owner has sole voting power and sole investment power, subject
      (in the case of the Company's directors and executive officers) to the terms of the Amended and Restated Stockholders' Agreement dated as of
      March 6, 1995, as amended (the "Stockholders' Agreement"), by and among the Company and certain securityholders of the Company. The address for the beneficial owners named in the table, unless specified otherwise in a subsequent footnote, is c/o the Company, 529 Fifth Avenue, New York, New
      York 10017.

(2)   These shares represent shares reported as beneficially owned by FMR Corp.
      in a joint filing on Amendment No. 5 dated February 14, 2005 to a Schedule
      13G dated February 1, 1999, as amended, filed with the Commission by FMR
      Corp., Edward C. Johnson 3d, Abigail P. Johnson, Fidelity Management &
      Research Company ("Fidelity") and Fidelity Low Priced Stock Fund (the
      "Fund"). According to said Schedule 13G Amendment, members of the Edward
      C. Johnson 3d family are the predominant owners of Class B shares of common stock of FMR Corp., representing approximately 49% of the voting power of FMR Corp. Mr. Johnson 3d owns 12.0% and Ms. Johnson owns 24.5% of the aggregate outstanding voting stock of FMR Corp. Mr.

      Johnson 3d is Chairman of FMR Corp. and Ms. Johnson is a Director of FMR
      Corp. The Johnson family group and all other Class B shareholders have entered into a shareholders' voting agreement under which all Class B shares will be voted in accordance with the majority vote of Class B shares. Accordingly, through their ownership of voting common stock and the execution of the shareholders' voting agreement, members of the
      Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR Corp. The Schedule 13G
      Amendment further states that Fidelity, a wholly-owned subsidiary of FMR
      Corp. and a registered investment adviser, is the beneficial owner of the
      1,047,800 shares which are the subject of the Schedule 13G Amendment as a result of its acting as investment adviser to the Fund, an investment company which owns all of such 1,153,652 shares. Mr. Johnson 3d, FMR
      Corp., through its control of Fidelity, and the Fund each has sole power to dispose of the 1,153,652 shares owned by the Fund. FMR Corp. has the sole power to vote or direct the voting of 2,030 of the shares beneficially owned by FMR Corp. Neither FMR Corp. nor Mr. Johnson 3d has the sole power to vote or direct the voting of the shares owned directly by the Fund, which power resides with the Fund's Board of Trustees.
      Fidelity carries out the voting of the shares under written guidelines established by the Fund's Board of Trustees. The address for FMR Corp.,
      Fidelity and the Fund is 82 Devonshire Street, Boston, Massachusetts
      02109.

(3)   According to Amendment No. 2, dated January 21, 2005, to a Schedule 13G dated January 23, 2004, as amended, filed with the Commission by Wells
      Fargo & Company and Wells Capital Management Incorporated, Wells Fargo &
      Company has sole power to vote 882,625 shares and sole power to dispose of
      885,380 shares and Wells Capital Management Incorporated has sole power to vote 856,625 shares and sole power to dispose of 885,380 shares. The address of Wells Fargo & Company is 420 Montgomery Street, San Francisco,
      California 94104 and the address for Wells Capital Management Incorporated is 525 Market Street, 10th Floor, San Francisco, California 94104.

(4)   According to Amendment No. 2, dated March 25, 2005, to a joint filing on a
      Schedule 13D, dated July 1, 2004, as amended, filed with the Commission by
      Prides Capital Partners, L.L.C., Kevin A. Richardson, II, Henry J. Lawlor,
      Jr., Murray A. Indick, Charles E. McCarthy and Christian Puscasiu, these shares represent shares reported as beneficially owned by Prides Capital
      Partners, L.L.C. which has sole voting and investment power over these shares. The address for Prides Capital Partners, L.L.C., Kevin A.
      Richardson, II, Henry J. Lawlor, Jr., Murray A. Indick, Charles E.
      McCarthy, and Christian Puscasiu is 200 High Street, Ste. 700, Boston,
      Massachusetts 02110.

(5)   According to a Schedule 13G dated February 9, 2005 filed with the
      Commission by Dimensional Fund Advisors Inc. ("Dimensional"), Dimensional
      may be deemed to beneficially own, have sole power to vote or to direct the vote and sole power to dispose or to direct the disposition of the
      723,328 shares. Dimensional is an investment advisor registered under
      Section 203 of the Investment Advisors Act of 1940. Dimensional furnishes investment advice to four investment companies registered under the
      Investment Company Act of 1940 and serves as investment manager to certain other commingled group trusts and separate accounts (collectively, the investment companies, trusts and accounts are the "Funds"). In its role as investment advisor or manager, Dimensional may be deemed to be a beneficial owner of the 723,328 shares and to possess sole investment and/or sole voting power over the 723,328 shares owned directly by the
      Funds. The address of Dimensional is 1299 Ocean Avenue, 11th Floor, Santa
      Monica, California 90401.

(6)   Includes options to acquire an aggregate of 436,000 shares of Common Stock having exercise prices ranging from $7.05 to $14.00 per share. Also includes 25,000 shares of restricted stock and 7,986 participant restricted stock units, or RSUs (as herein defined), and excludes 7,986 matching RSUs, which are not yet vested.

(7)   According to Amendment No. 3, dated February 5, 2005, to a Schedule 13G, dated February 6, 2003, as amended, filed with the Commission by
      Investment Counselors of Maryland, LLC ("Investment Counselors"),
      Investment Counselors has sole power to vote 467,073 shares and sole power to dispose of all the indicated shares, and shares power to vote 114,100 shares and shares power to dispose of none of such shares. All of the indicated shares are owned by various investment advisory clients of
      Investment Counselors, which is deemed to be a beneficial owner of the shares due to its discretionary power to make investment decisions over such shares for its clients and its ability to vote such shares. In all cases, persons other than Investment Counselors have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of the shares. According to the Schedule 13G Amendment, no individual client of Investment Counselors holds more than five percent of the class. The address for Investment Counselors of Maryland, LLC is 803
      Cathedral Street, Baltimore, Maryland 21201-5297.

(8)   Includes options to acquire an aggregate of 124,667 shares of Common Stock having exercise prices ranging from $7.05 to $23.1875 per share. Also includes 3,636 participant RSUs and excludes 3,636 matching RSUs, which are not yet vested. Excludes 5,000 shares of restricted stock awarded in
      October 2003, which shares are to be received by Ms. Philip upon completion of vesting in September 2007 (or an earlier vesting date under certain circumstances) if then employed by the Company. Also excludes
      5,000 shares of restricted stock awarded in April 2004, which shares are to be received by Ms. Philip upon completion of vesting in April 2006 (or an earlier vesting date under certain circumstances) if then employed by the Company.

(9)   Includes options to acquire an aggregate of 116,200 shares of Common Stock having exercise prices ranging from $7.05 to $24.3125 per share. Also includes 3,475 participant RSUs and excludes 3,475 matching RSUs, which are not yet vested. Excludes 5,000 shares of restricted stock awarded in
      October 2003, which shares are to be received by Mr. Melvin upon completion of vesting in September 2007 (or an earlier vesting date under certain circumstances) if then employed by the Company. Also excludes
      5,000 shares of restricted stock awarded in April 2004, which shares are to be received by Mr. Melvin upon completion of vesting in April 2006 (or an earlier vesting date under certain circumstances) if then employed by the Company.

(10)  Includes options to acquire an aggregate of 61,667 shares of Common Stock having exercise prices ranging from $7.05 to $13.4219 per share. Also includes 3,046 participant RSUs and excludes 3,046 matching RSUs, which are not yet vested. Excludes 2,500 shares of restricted stock awarded in
      October 2003, which shares are to be received by Mr. Stein upon completion of vesting in September 2007 (or an earlier vesting date under certain circumstances) if then employed by the Company. Also excludes 2,500 shares of restricted stock awarded in April 2004, which shares are to be received by Mr. Stein upon completion of vesting in April 2006 (or an earlier vesting date under certain circumstances) if then employed by the Company.

(11)  Includes options to acquire an aggregate of 20,000 shares of Common Stock having exercise prices ranging from $9.85 to $12.75 per share. Also includes 4,208 participant and vested matching RSUs and excludes 1,454 matching RSUs, which are not yet vested.

(12)  Includes options to acquire an aggregate of 32,000 shares of Common Stock having exercise prices ranging from $7.05 to $13.5625 per share. Also includes 2,417 participant RSUs and excludes 2,417 matching RSUs, which are not yet vested. Excludes 2,500 shares of restricted stock awarded in
      October 2003, which shares are to be received by Mr. Zurlnick upon completion of vesting in September 2007 (or an earlier vesting date under certain circumstances) if then employed by the Company. Also excludes
      2,500 shares of restricted stock awarded in April 2004, which shares are to be received by Mr. Zurlnick upon completion of vesting in April 2006
      (or an earlier vesting date under certain circumstances) if then employed by the Company.

(13)  Includes options to acquire an aggregate of 20,000 shares of Common Stock having exercise prices ranging from $9.85 to $13.4375 per share. Also includes 4,659 participant and vested matching RSUs and excludes 1,609 matching RSUs which are not yet vested.

(14)  Includes options to acquire an aggregate of 5,000 shares of Common Stock having an exercise price of $15.877 per share. Also includes 3,756 participant and vested matching RSUs and excludes 1,298 matching RSUs which are not yet vested.

(15)  Includes options to acquire an aggregate of 5,000 shares of Common Stock having an exercise price of $12.939 per share. Also includes 4,012 participant and vested matching RSUs and excludes 1,454 matching RSUs which are not yet vested.

(16)  Includes 3,756 participant and vested matching RSUs and excludes 1,298 matching RSUs which are not yet vested.

(17)  Includes 3,756 participant and vested matching RSUs and excludes 1,298 matching RSUs which are not yet vested.

(18)  Includes 2,124 participant and vested matching RSUs and excludes 1,298 matching RSUs, which are not yet vested.

(19)  Includes options to acquire an aggregate of 820,534 shares of Common Stock having exercise prices ranging from $7.05 to $24.3125 per share. Also includes 46,831 participant and vested matching RSUs. Excludes 30,269 matching RSUs which are not yet vested and 15,000 shares of restricted stock awarded in October 2003, which shares are to be received upon completion of vesting in September 2007 (or an earlier vesting date under certain circumstances), if the respective officers are then employed by the Company. Also excludes 15,000 shares of restricted stock awarded in
      April 2004, which shares are to be received upon completion of vesting in April 2006 (or an earlier vesting date under certain circumstances) if the respective officers are then employed by the
      Company.

EQUITY COMPENSATION PLAN TABLE

      Options to purchase Common Stock, restricted stock and RSUs have been granted to employees and non-employee directors under various stock-based compensation plans. See Note 6 of Notes to Consolidated Financial Statements.
The following table summarizes the number of stock options issued, shares of restricted stock and RSUs awarded, the weighted-average exercise price and the number of securities remaining to be issued under all outstanding equity compensation plans as of January 29, 2005.

                                                                                                              (C)
                                                                                                     NUMBER OF SECURITIES
                                                      (A)                            (B)              REMAINING AVAILABLE
                                            FOR NUMBER OF SECURITIES TO       WEIGHTED-AVERAGE       FUTURE ISSUANCE UNDER
                                            BE ISSUED UPON EXERCISE OF       EXERCISE PRICE OF      EQUITY COMPENSATION PLANS
                                               OUTSTANDING OPTIONS,         OUTSTANDING OPTIONS,     (EXCLUDING SECURITIES
            PLAN CATEGORY                     WARRANTS AND RIGHTS           WARRANTS AND RIGHTS     REFLECTED IN COLUMN (A))
--------------------------------------      --------------------------      --------------------   --------------------------

Equity compensation plans
       approved by security holders...             1,237,139                      $ 10.46                     402,185
Equity compensation plans not
       approved by security holders...                 --                            --                          --
                                            --------------------------      --------------------   --------------------------
Total.................................             1,237,139                      $ 10.46                     402,185
                                            ==========================      ====================   ==========================

------------------------
(1)   Awards are permitted under the plans in the form of (i) stock options;
      (ii) stock appreciation rights in tandem with stock options; (iii) limited stock appreciation rights in tandem with stock options; (iv) restricted or nonrestricted stock awards, including purchases and awards under the RSU
      Plans, subject to such terms and conditions as the Compensation Committee shall determine; (v) performance units which are based upon attainment of performance goals during a period of not less than two nor more than five years and which may be settled in cash or in Common Stock in the discretion of our Compensation Committee; or (vi) any combination of the foregoing.

(2)   As of January 29, 2005, an aggregate of 156,000 shares of restricted stock have been issued under the 1997 Plan. Pursuant to awards made in October
      2003 and April 2004 under the 1997 Plan, an additional 31,250 and 32,500 shares, respectively, of restricted stock will be issued to certain of our executive officers on September 30, 2007 and April 30, 2006, respectively
      (or an earlier vesting date under certain circumstances, provided the respective officers are then employed by us).

     On April 16, 2003, the Board of Directors adopted the Executive Deferred
Compensation and Stock Purchase Plan and the Director Deferred Compensation and
Stock Purchase Plan, which was approved by our stockholders on June 19, 2003
(the "RSU Plans"). Under the RSU Plans, key executives and our non-employee directors as directed by our Compensation Committee, are eligible to acquire restricted stock units ("RSUs"). An RSU is a unit of measurement equivalent to one share of common stock, but with none of the attendant rights of a stockholder of a share of common stock. Two types of RSUs are awarded under the
RSU Plans: (i) participant RSUs, where a plan participant may elect to defer, in the case of an executive employee, a portion of his or her actual or target bonus, and in the case of a non-employee director, his or her retainer fees and
Committee chairmanship fees, and receive RSUs in lieu thereof and (ii) matching
RSUs, where we will credit a participant's plan account with one matching RSU for each participant RSU that a participant elects to purchase. While participant RSUs are fully vested at all times, matching RSUs are subject to vesting and forfeiture as set forth in the RSU Plans. At the time of distribution under the RSU Plans, RSUs are converted into actual shares of
Common Stock. As of January 29, 2005, 98,422 RSUs have been awarded under the
RSU Plans.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information to be included in the section captioned "Certain
Transactions" in the Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         The information to be included in the section captioned "Principal
Accounting Fees and Services" in the Proxy Statement is incorporated herein by reference.

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

         (3) Exhibits.

         (Exhibit Number referenced to Item 601 of Regulation S-K).

ITEM
NUMBER      DESCRIPTION
------      -----------
1.1         Purchase Agreement, dated as of May 27, 2004, among the Company,
            Credit Suisse First Boston LLC, J.P. Morgan Securities Inc. and SG
            Americas Securities, LLC (incorporated by reference to Exhibit 1.1 filed as part of the Quarterly Report on Form 10-Q for the period ended May 1, 2004 filed by the Company on June 10, 2004).

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
            (incorporated by reference to Exhibit 4.7 filed as part of the
            Current Report on Form 8-K filed by the Company on June 10, 1993).

4.7         Indenture dated as of June 3, 2004 between Finlay Jewelry and HSBC
            Bank USA, as Trustee, relating to Finlay Jewelry's 8-3/8% Senior
            Notes due June 1, 2012 (incorporated by reference to Exhibit 4.1 filed as part of the Quarterly Report on Form 10-Q for the period ended May 1, 2004 filed by the Company on June 10, 2004).

4.8         Form of Finlay Jewelry's 8-3/8% Senior Notes due 2012 issued under
            Rule 144A of the Securities Act (incorporated by reference to
            Exhibit 4.2 filed as part of the Quarterly Report on Form 10-Q for the period ended May 1, 2004 filed by the Company on June 10, 2004).

4.9         Form of Finlay Jewelry's 8-3/8% Senior Notes due 2012 issued under
            Regulation S of the Securities Act (incorporated by reference to
            Exhibit 4.3 filed as part of the Quarterly Report on Form 10-Q for the period ended May 1, 2004 filed by the Company on June 10, 2004).

4.10        Registration Rights Agreement, dated as of June 3, 2004, between
            Finlay Jewelry and Credit Suisse First Boston LLC, J.P. Morgan
            Securities Inc. and SG Americas Securities,

            LLC (incorporated by reference to Exhibit 4.4 filed as part of the
            Quarterly Report on Form 10-Q for the period ended May 1, 2004 filed by the Company on June 10, 2004).

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

10.4        Employment Agreement, dated as of January 30, 2005, among the
            Company, Finlay Jewelry and Arthur E. Reiner (including the forms of restricted stock agreements annexed thereto) (incorporated by reference to Exhibit 10.5 filed as part of the Quarterly Report on
            Form 10-Q for the period ended October 30, 2004 filed by the Company on December 9, 2004).

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
            2002).

10.9(b)     Amendment to the Company's 1997 Long Term Incentive Plan
            (incorporated by reference to Exhibit 10.2 filed as part of the
            Current Report on Form 8-K filed by the Company on September 10,
            2004).

10.10(a)    The Company's Executive Deferred Compensation and Stock Purchase
            Plan (incorporated by reference to Exhibit 10.1 filed as part of
            Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the
            period ended August 2, 2003 filed by the Company on September 19,
            2003).

10.10(b)    Amendment No. 1, dated June 19, 2003, to the Company's Executive
            Deferred Compensation and Stock Purchase Plan (incorporated by reference to Exhibit 10.2 filed as part of Amendment No. 1 to the
            Quarterly Report on Form 10-Q/A for the period ended August 2, 2003 filed by the Company on September 19, 2003).

10.11(a)    The Company's Director Deferred Compensation and Stock Purchase Plan
            (incorporated by reference to Exhibit 10.3 filed as part of
            Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the
            period ended August 2, 2003 filed by the Company on September 19,
            2003).

10.11(b)    Form of 2003 Deferral Agreement under the Company's Director
            Deferred Compensation and Stock Purchase Plan (incorporated by reference to Exhibit 10.4 filed as part of the Quarterly Report on
            Form 10-Q for the period ended November 1, 2003 filed by the Company on December 10, 2003).

10.11(c)    Form of 2003 Deferral Agreement under the Company's Executive
            Deferred Compensation and Stock Purchase Plan (incorporated by reference to Exhibit 10.5 filed as part of the Quarterly Report on
            Form 10-Q for the period ended November 1, 2003 filed by the Company on December 10, 2003).

10.12(a)    Second Amended and Restated Credit Agreement, dated as of January
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

10.12(b)    Amendment No. 1, dated July 6, 2003, to the Second Amended and
            Restated Credit Agreement (incorporated by reference to Exhibit 10.4 filed as part of Amendment No. 1 to the Quarterly Report on Form
            10-Q/A for the period ended August 2, 2003 filed by the Company on
            September 19, 2003).

10.12(c)    Consent and Amendment No. 2, dated as of May 26, 2004, to the Second
            Amended and Restated Credit Agreement (incorporated by reference to
            Exhibit 10.2 filed as part of the Quarterly Report on Form 10-Q for the period ended July 31, 2004 filed by the Company on September 9,
            2004).

10.12(d)    Consent and Amendment No. 3, dated as of November 19, 2004, to the
            Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 filed as part of the Current Report on
            Form 8-K filed by the Company on November 24, 2004).

10.13       Amended and Restated Guaranty, dated as of January 22, 2003, by
            Finlay Jewelry, Inc. ("FJI"), Finlay Merchandising & Buying, Inc.
            ("Finlay Merchandising & Buying") and eFinlay, Inc. ("eFinlay")
            (incorporated by reference to Exhibit 10.11 filed as part of the
            Annual Report on Form 10-K for the period ended February 1, 2003 filed by the Company on May 1, 2003).

10.14       Amended and Restated Security Agreement dated as of January 22,
            2003, by and among Finlay Jewelry, FJI, Finlay Merchandising &
            Buying, eFinlay and G.E. Capital, individually and as agent
            (incorporated by reference to Exhibit 10.12 filed as part of the
            Annual Report on Form 10-K for the period ended February 1, 2003 filed by the Company on May 1, 2003).

10.15       Amended and Restated Pledge Agreement dated as of January 22, 2003, by and among Finlay Jewelry, FJI, Finlay Merchandising & Buying,
            eFinlay and G.E. Capital, as agent (incorporated by reference to
            Exhibit 10.13 filed as part of the Annual Report on Form 10-K for the period ended February 1, 2003 filed by the Company on May 1,
            2003).

10.16       Amended and Restated Trademark Security Agreement dated as of
            January 22, 2003 by Finlay Jewelry, FJI, Finlay Merchandising &
            Buying, eFinlay and G.E. Capital, as agent (incorporated by reference to Exhibit 10.14 filed as part of the Annual Report on
            Form 10-K for the period ended February 1, 2003 filed by the Company on May 1, 2003).

10.17       Amended and Restated Patent Security Agreement dated as of January
            22, 2003 by Finlay Jewelry, FJI, Finlay Merchandising & Buying and
            eFinlay in favor of G.E. Capital, as agent (incorporated by reference to Exhibit 10.15 filed as part of the Annual Report on
            Form 10-K for the period ended February 1, 2003 filed by the Company on May 1, 2003).

10.18       Amended and Restated Copyright Security Agreement dated as of
            January 22, 2003 by Finlay Jewelry, FJI, Finlay Merchandising &
            Buying and eFinlay in favor of G.E. Capital, as agent (incorporated by reference to Exhibit 10.16 filed as part of the Annual Report on
            Form 10-K for the period ended February 1, 2003 filed by the Company on May 1, 2003).

10.19       Second Amended and Restated Open-End Mortgage Deed and Security
            Agreement from Finlay Jewelry to G.E. Capital, dated February 20,
            2003, effective as of January 22, 2003 (incorporated by reference to
            Exhibit 10.17 filed as part of the Annual Report on Form 10-K for the period ended February 1, 2003 filed by the Company on May 1,
            2003).

10.20       Form of Officer's and Director's Indemnification Agreement
            (incorporated by reference to Exhibit 10.4 filed as part of the
            Quarterly Report on Form 10-Q for the period ended April 29, 1995 filed by the Company on June 3, 1995).

10.21(a)    Amended and Restated Gold Consignment Agreement dated as of March
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
            filed by the Company on June 18, 2001).

10.21(b)    First Amendment to the Amended and Restated Gold Consignment
            Agreement (incorporated by reference to Exhibit 10.17(b) filed as part of the Annual Report on Form 10-K for the period ended February
            2, 2002 filed by the Company on April 29, 2002).

10.21(c)    Second Amendment, dated September 30, 2002, to the Amended and
            Restated Gold Consignment Agreement (incorporated by reference to
            Exhibit 10 filed as part of the Quarterly Report on Form 10-Q for the period ended November 2, 2002 filed by the Company on December
            13, 2002).

10.21(d)    Third Amendment, dated April 4, 2003, to the Amended and Restated
            Gold Consignment Agreement (incorporated by reference to Exhibit
            10.19(d) filed as part of the Annual Report on Form 10-K for the period ended February 1, 2003 filed by the Company on May 1, 2003).

10.21(e)    Fourth Amendment, dated as of July 6, 2003, to the Amended and
            Restated Gold Consignment Agreement (incorporated by reference to
            Exhibit 10.1 filed as part of the Quarterly Report on Form 10-Q for the period ended November 1, 2003 filed by the Company on December
            10, 2003).

10.21(f)    Fifth Amendment, dated as of May 27, 2004, to the Amended and
            Restated Gold Consignment Agreement (incorporated by reference to
            Exhibit 10.3 filed as part of the Quarterly Report on Form 10-Q for the period ended May 1, 2004 filed by the Company on June 10, 2004).

10.21(g)    Sixth Amendment, dated as of August 20, 2004, to the Amended and
            Restated Gold Consignment Agreement (incorporated by reference to
            Exhibit 10.1 filed as part of the Quarterly Report on Form 10-Q for the period ended July 31, 2004 filed by the Company on September 9,
            2004).

10.21(h)    Seventh Amendment, dated as of November 22, 2004, to the Amended and
            Restated Gold Consignment Agreement (incorporated by reference to
            Exhibit 10.2 filed as part of the Current Report on Form 8-K filed by the Company on November 24, 2004).

10.22       Amended and Restated Security Agreement dated as of March 30, 2001 between Finlay Jewelry, eFinlay and Sovereign Bank, as agent,
            (incorporated by reference to Exhibit 10.2 filed as part of the
            Quarterly Report on Form 10-Q for the period ended May 5, 2001 filed by the Company on June 18, 2001).

10.23       Amended and Restated Intercreditor Agreement dated as of March 30,
            2001 between Sovereign Bank, as agent, and G.E. Capital, as agent, and acknowledged by Finlay Jewelry and eFinlay (incorporated by reference to Exhibit 10.3 filed as part of the Quarterly Report on
            Form 10-Q for the period ended May 5, 2001 filed by the Company on
            June 18, 2001).

10.24(a)    Letter Agreement dated March 8, 2004, by and between David Cornstein and the Company (incorporated by reference to Exhibit 10.22 (a)
            filed as part of the Annual Report on Form 10-K for the period ended
            January 31, 2004 filed by the Company on April 15, 2004).

10.24(b)    Letter Agreement dated March 8, 2004, by and between The David and
            Sheila Cornstein Foundation and the Company (incorporated by reference to Exhibit 10.22 (b) filed as part of the Annual Report on
            Form 10-K for the period ended January 31, 2004 filed by the Company on April 15, 2004).

10.25       Restricted Stock Agreement, dated as of August 14, 2003, between the
            Company and Arthur E. Reiner (incorporated by reference to Exhibit
            10.2 filed as part of the Quarterly Report on Form 10-Q for the period ended November 1, 2003 filed by the Company on December 10,
            2003).

10.26       Form of Restricted Stock Agreement entered into by the Company in connection with October 2003 awards of restricted stock
            (incorporated by reference to Exhibit 10.3 filed as part of the
            Quarterly Report on Form 10-Q for the period ended November 1, 2003 filed by the Company on December 10, 2003).

10.27       Form of Restricted Stock Agreement entered into by the Company in connection with restricted stock awards under the Company's 1997
            Long Term Incentive Plan.

10.28       The Company's 2004 Cash Bonus Plan (incorporated by reference to
            Exhibit 10.1 filed as part of the Current Report on Form 8-K filed by the Company on September 10, 2004).

10.29       Description of Director and Named Executive Officer Compensation.

11.1        Statement re: computation of earnings per share (not required because the relevant computation can be clearly determined from material contained in the financial statements).

14.1        Codes of Ethics.

18          Preferability letter from Deloitte & Touche LLP regarding change in inventory valuation methodology (incorporated by reference to
            Exhibit 18 filed as part of the Quarterly Report on Form 10-Q for the period ended October 30, 2004 filed by the Company on December
            9, 2004).

21.1        Subsidiaries of the Company.

23.1        Consent of Deloitte & Touche LLP, Independent Registered Public
            Accounting Firm.

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

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON
ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                Finlay Enterprises, Inc.

Date: April 8, 2005                             By:  /s/ ARTHUR E. REINER
                                                     --------------------
                                                       Arthur E. Reiner
                                                     Chairman of the Board

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS
REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE
REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

           NAME                                        TITLE                                DATE
           ----                                        -----                                ----

   /s/ ARTHUR E. REINER                    Chairman of the Board, President,             April 8, 2005
-------------------------------------      Chief Executive Officer and Director
     Arthur E. Reiner                      (Principal Executive Officer)

  /s/ BRUCE E. ZURLNICK                    Senior Vice President, Treasurer and          April 8, 2005
-------------------------------------      Chief Financial Officer (Principal
    Bruce E. Zurlnick                      Financial and Accounting Officer)

  /s/ DAVID B. CORNSTEIN                   Director                                      April 8, 2005
-------------------------------------
    David B. Cornstein

    /s/ ROHIT M. DESAI                     Director                                      April 8, 2005
-------------------------------------
     Rohit M. Desai

  /s/ MICHAEL GOLDSTEIN                    Director                                      April 8, 2005
-------------------------------------
    Michael Goldstein

    /s/ JOHN D. KERIN                      Director                                      April 8, 2005
-------------------------------------
      John D. Kerin

   /s/ RICHARD E. KROON                    Director                                      April 8, 2005
-------------------------------------
     Richard E. Kroon

   /s/ ELLEN R. LEVINE                     Director                                      April 8, 2005
-------------------------------------
     Ellen R. Levine

  /s/ NORMAN S. MATTHEWS                   Director                                      April 8, 2005
-------------------------------------
    Norman S. Matthews

  /s/ THOMAS M. MURNANE                    Director                                      April 8, 2005
-------------------------------------
    Thomas M. Murnane

                            FINLAY ENTERPRISES, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Report of Independent Registered Public Accounting Firm......................F-2

Consolidated Statements of Operations for the years ended
   January 29, 2005, January 31, 2004 and February 1, 2003...................F-3

Consolidated Balance Sheets as of January 29, 2005 and January 31, 2004......F-4

Consolidated Statements of Changes in Stockholders' Equity and
   Comprehensive Income for the years ended January 29, 2005,
   January 31, 2004 and February 1, 2003.....................................F-5

Consolidated Statements of Cash Flows for the years ended
   January 29, 2005, January 31, 2004 and February 1, 2003...................F-6

Notes to Consolidated Financial Statements for the years ended
   January 29, 2005, January 31, 2004 and February 1, 2003 ..................F-7

Financial Statement Schedule:
    Schedule I - Condensed Financial Information of Registrant .............F-25

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
of Finlay Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets of Finlay
Enterprises, Inc. and subsidiaries (the "Company") as of January 29, 2005 and
January 31, 2004, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income and cash flows for each of the three fiscal years in the period ended January 29, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Finlay Enterprises, Inc. and subsidiaries as of January 29, 2005 and January 31, 2004, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 29, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company
Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of January 29, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the
Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 11, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

As discussed in Notes 2 and 3 to the consolidated financial statements, in 2004, the Company changed their method of determining price indices used in the valuation of LIFO inventories. In addition, as discussed in Note 2 to the consolidated financial statements, in 2002, the Company changed their method of accounting for cash consideration received from a vendor to conform to Emerging
Issues Task Force Issue No. 02-16.

DELOITTE & TOUCHE LLP

New York, New York
April 11, 2005

                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                              YEAR ENDED
                                                               -------------------------------------------
                                                               JANUARY 29,    JANUARY 31,      FEBRUARY 1,
                                                                  2005            2004             2003
                                                               -----------    -----------      -----------

Sales ....................................................     $  923,606     $   902,416      $   877,296
Cost of sales ............................................        454,391         440,517          424,846
                                                               ----------     -----------      -----------
    Gross margin .........................................        469,215         461,899          452,450
Selling, general and administrative expenses .............        396,185         388,349          378,855
Credit associated with the closure of Sonab ..............           (364)            -             (1,432)
Depreciation and amortization ............................         17,319          17,026           16,827
                                                               ----------     -----------      -----------
    Income from operations ...............................         56,075          56,524           58,200
Interest expense, net ....................................         22,637          23,506           24,627
Other expense - debt extinguishment costs ................          9,090             -                -
                                                               ----------     -----------      -----------
     Income from continuing operations before income taxes
         and cumulative effect of accounting change ......         24,348          33,018           33,573
Provision for income taxes ...............................          8,323          13,071           13,135
                                                               ----------     -----------      -----------
     Income from continuing operations before cumulative
         effect of accounting change .....................         16,025          19,947           20,438
Discontinued operations, net of tax ......................            -           (11,537)           3,810
Cumulative effect of accounting change, net of tax .......            -               -            (17,209)
                                                               ----------     -----------      -----------
    Net income ...........................................     $   16,025     $     8,410      $     7,039
                                                               ==========     ===========      ===========
Net income per share applicable to common shares:
    Basic net income per share:
        Income from continuing operations before
            cumulative effect of accounting change .......     $     1.83     $      2.21      $      2.17
        Discontinued operations, net of tax ..............            -             (1.28)            0.41
        Cumulative effect of accounting change, net of tax            -               -              (1.83)
                                                               ----------     -----------      -----------
        Basic net income per share .......................     $     1.83     $      0.93      $      0.75
                                                               ==========     ===========      ===========
     Diluted net income per share:
        Income from continuing operations before
             cumulative effect of accounting change ......     $     1.74     $      2.15      $      2.11
        Discontinued operations, net of tax ..............            -             (1.24)            0.40
        Cumulative effect of accounting change, net of tax            -               -              (1.78)
                                                               ----------     -----------      -----------
        Diluted income per share .........................     $     1.74     $      0.91      $      0.73
                                                               ==========     ===========      ===========
Weighted average shares and share equivalents outstanding:
         Basic ...........................................      8,737,272       9,012,257        9,416,218
                                                               ==========     ===========      ===========
         Diluted .........................................      9,218,294       9,291,759        9,683,052
                                                               ==========     ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                    JANUARY 29,     JANUARY 31,
                                                                                        2005            2004
                                                                                    -----------     -----------

                                   ASSETS
Current assets:
  Cash and cash equivalents ...................................................      $  64,443       $  91,302
  Accounts receivable - department stores .....................................         22,598          21,602
  Other receivables ...........................................................         35,692          38,457
  Merchandise inventories .....................................................        278,589         272,948
  Prepaid expenses and other ..................................................          2,958           2,616
  Deferred income taxes .......................................................            -             6,564
                                                                                     ---------       ---------
     Total current assets .....................................................        404,280         433,489
                                                                                     ---------       ---------
Fixed assets:
  Building, equipment, fixtures and leasehold improvements ....................        113,039         117,631
  Less - accumulated depreciation and amortization ............................         50,558          51,506
                                                                                     ---------       ---------
     Fixed assets, net ........................................................         62,481          66,125
                                                                                     ---------       ---------
Deferred charges and other assets, net ........................................         16,859          18,120
Goodwill ......................................................................         77,288          77,288
                                                                                     ---------       ---------
     Total assets .............................................................      $ 560,908       $ 595,022
                                                                                     =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable - trade ....................................................      $ 102,994       $ 122,976
  Accrued liabilities:
     Accrued salaries and benefits ............................................         14,654          18,756
     Accrued miscellaneous taxes ..............................................          7,242           7,180
     Accrued interest .........................................................          3,120           5,303
     Deferred income ..........................................................          8,449           9,515
     Deferred income taxes ....................................................          6,593             -
     Other ....................................................................         10,539          15,063
  Income taxes payable ........................................................         16,479          15,562
                                                                                     ---------       ---------
     Total current liabilities ................................................        170,070         194,355
Long-term debt ................................................................        200,000         225,000
Deferred income taxes .........................................................         21,070          21,890
Other non-current liabilities .................................................            587             881
                                                                                     ---------       ---------
     Total liabilities ........................................................        391,727         442,126
                                                                                     ---------       ---------
Commitments and contingencies (Note 12)
Stockholders' equity:
  Common Stock, par value $.01 per share; authorized 25,000,000 shares;
     issued 11,197,281 and 10,833,080 shares, at January 29, 2005 and
     January 31, 2004, respectively ...........................................            112             108
  Additional paid-in capital ..................................................         90,048          82,808
  Retained earnings ...........................................................        108,032          92,007
  Unamortized restricted stock compensation ...................................         (1,500)         (1,405)
  Accumulated other comprehensive income ......................................           (112)            (85)
  Less treasury stock, of 2,207,904 and 1,815,159 shares, respectively, at cost        (27,399)        (20,537)
                                                                                     ---------       ---------
     Total stockholders' equity ...............................................        169,181         152,896
                                                                                     ---------       ---------
     Total liabilities and stockholders' equity ...............................      $ 560,908       $ 595,022
                                                                                     =========       =========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                            FINLAY ENTERPRISES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                ACCUMULATED
                                                                                   OTHER
                                                                               COMPREHENSIVE
                                                                               INCOME (LOSS)/
                                            COMMON STOCK                         UNAMORTIZED
                                         ----------------- ADDITIONAL            RESTRICTED                TOTAL
                                           NUMBER           PAID- IN   RETAINED    STOCK      TREASURY  STOCKHOLDERS' COMPREHENSIVE
                                         OF SHARES   AMOUNT  CAPITAL   EARNINGS COMPENSATION   STOCK       EQUITY        INCOME
                                         ---------   ------  -------   -------- ------------ ---------  ------------- -------------

Balance, February 2, 2002 ............   9,946,623    $105   $78,728   $ 76,558   $  (817)   $ (5,367)   $ 149,207
    Net income .......................         -         -       -        7,039       -           -          7,039      $  7,039
    Change in fair value of gold
         forward contracts, net of tax         -         -       -          -         (41)        -            (41)          (41)
                                                                                                                        --------
    Comprehensive income .............                                                                                  $  6,998
                                                                                                                        ========
    Exercise of stock options and
         related tax benefit .........      87,627       1       952        -         -           -            953
    Amortization of restricted
         stock compensation ..........         -         -       -          -         304         -            304
    Purchase of treasury stock .......    (733,612)      -       -          -         -        (8,426)      (8,426)
                                         ---------    ----   -------   --------   -------    --------    ---------
Balance, February 1, 2003 ............   9,300,638     106    79,680     83,597      (554)    (13,793)     149,036
    Net income .......................         -         -       -        8,410       -           -          8,410      $  8,410
    Change in fair value of gold
         forward contracts, net of tax         -         -       -          -        (140)        -           (140)         (140)
                                                                                                                        --------
    Comprehensive income .............                                                                                  $  8,270
                                                                                                                        ========
    Exercise of stock options and
         related tax benefit .........     149,500       1     1,722        -         -           -          1,723
    Issuance of restricted stock and
        restricted stock units .......      50,000       1     1,406        -      (1,327)        -             80
    Amortization of restricted stock
        compensation and restricted
        stock units ..................         -         -       -          -         531         -            531
    Purchase of treasury stock .......    (482,217)      -       -          -         -        (6,744)      (6,744)
                                         ---------    ----   -------   --------   -------    --------    ---------
Balance, January 31, 2004 ............   9,017,921     108    82,808     92,007    (1,490)    (20,537)     152,896
    Net income .......................         -         -       -       16,025       -           -         16,025      $ 16,025
    Change in fair value of gold
       forward contracts, net of tax .         -         -       -          -         (27)        -            (27)          (27)
                                                                                                                        --------
    Comprehensive income .............                                                                                  $ 15,998
                                                                                                                        ========
    Exercise of stock options and
         related tax benefit .........     364,201       4     4,964        -         -           -          4,968
    Issuance of restricted stock and
        restricted stock units .......         -         -     2,276        -      (1,453)        -            823
    Amortization of restricted stock
        and restricted stock units ...         -         -       -          -       1,358         -          1,358
    Purchase of treasury stock .......    (392,745)      -       -          -         -        (6,862)      (6,862)
                                         ---------    ----   -------   --------   -------    --------    ---------
Balance, January 29, 2005 ............   8,989,377    $112   $90,048   $108,032   $(1,612)   $(27,399)   $ 169,181
                                         =========    ====   =======   ========   =======    ========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                   YEAR ENDED
                                                                                  ---------------------------------------------
                                                                                   JANUARY 29,     JANUARY 31,     FEBRUARY 1,
                                                                                      2005            2004            2003
                                                                                  ------------    ------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .............................................................         $  16,025        $   8,410       $   7,039
  Adjustments to reconcile net income to net cash provided
     by operating activities:
  Write-down of goodwill included in discontinued operations .............              --             13,758            --
  Cumulative effect of accounting change, net of tax .....................              --               --            17,209
  Depreciation and amortization ..........................................            17,319           18,716          17,566
  Amortization of deferred financing costs ...............................             1,125            1,033           1,246
  Amortization of restricted stock compensation and restricted stock units             1,358              531             304
  Loss on extinguishment of debt .........................................             9,090             --              --
  Credit associated with the closure of Sonab ............................              (364)            --            (1,432)
  Deferred income tax provision ..........................................            12,337            6,784           3,994
  Other, net .............................................................             2,082               77             258
  Changes in operating assets and liabilities:
     (Increase) decrease in accounts and other receivables ...............             1,769           (7,501)         (7,407)
     (Increase) decrease in merchandise inventories ......................            (5,641)          (9,404)         24,348
     (Increase) decrease in prepaid expenses and other ...................              (342)             642            (871)
     Increase (decrease) in accounts payable and accrued liabilities .....           (27,717)           8,137         (17,194)
                                                                                   ---------        ---------       ---------
        NET CASH PROVIDED BY OPERATING ACTIVITIES ........................            27,041           41,183          45,060
                                                                                   ---------        ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and leasehold improvements ............           (12,667)         (12,934)        (12,489)
  Deferred charges and other, net ........................................              --               --            (3,261)
                                                                                   ---------        ---------       ---------
        NET CASH USED IN INVESTING ACTIVITIES ............................           (12,667)         (12,934)        (15,750)
                                                                                   ---------        ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility ................................           590,311          683,750         654,459
  Principal payments on revolving credit facility ........................          (590,311)        (683,750)       (654,459)
  Proceeds from issuance of New Senior Notes .............................           200,000             --              --
  Purchase and redemption of Senior Debentures and Senior Notes ..........          (231,971)            --              --
  Capitalized financing costs ............................................            (5,088)            (431)         (1,875)
  Bank overdraft .........................................................            (1,248)            (424)            249
  Purchase of treasury stock .............................................            (6,862)          (6,744)         (8,426)
  Stock options exercised ................................................             3,936            1,321             704
                                                                                   ---------        ---------       ---------
           NET CASH USED IN FINANCING ACTIVITIES .........................           (41,233)          (6,278)         (9,348)
                                                                                   ---------        ---------       ---------
           INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..............           (26,859)          21,971          19,962
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR .............................            91,302           69,331          49,369
                                                                                   ---------        ---------       ---------
CASH AND CASH EQUIVALENTS, END OF YEAR ...................................         $  64,443        $  91,302       $  69,331
                                                                                   =========        =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Interest paid .......................................................         $  23,695        $  22,783       $  23,493
                                                                                   =========        =========       =========
     Income taxes paid (refunded) ........................................         $  (5,982)       $  10,914       $   9,001
                                                                                   =========        =========       =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION OF THE COMPANY

     Finlay Enterprises, Inc. (the "Company", the "Registrant", "we", "us" and
"our"), a Delaware corporation, conducts business through its wholly-owned subsidiary, Finlay Fine Jewelry Corporation and its wholly-owned subsidiaries
("Finlay Jewelry"). References to "Finlay" mean collectively, the Company and
Finlay Jewelry. We are a retailer of fine jewelry products and operate licensed fine jewelry departments in department stores throughout the United States. All references herein to licensed departments refer to fine jewelry departments operated pursuant to license agreements with host department stores.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

     CONSOLIDATION: The accompanying consolidated financial statements include the accounts of the Company and our wholly-owned subsidiary, Finlay Jewelry.
Intercompany accounts and transactions have been eliminated in consolidation.

     USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include merchandise inventories, vendor allowances, useful lives of finite-lived assets, future cash flows used to evaluate goodwill, self-insurance reserves, income taxes and other accruals. Actual results may differ from those estimates.

     FISCAL YEAR: Our fiscal year ends on the Saturday closest to January 31.
References to 2005, 2004, 2003 and 2002 relate to the fiscal years ended on
January 28, 2006, January 29, 2005, January 31, 2004 and February 1, 2003. Each
of the fiscal years includes 52 weeks.

     RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform with the current year presentation.

     CASH AND CASH EQUIVALENTS: We consider cash on hand, deposits in banks and deposits in money market funds as cash and cash equivalents.

     MERCHANDISE INVENTORIES: Consolidated inventories are stated at the lower of cost or market determined by the last-in, first-out ("LIFO") method. See Note
3 for information regarding our change in method of determining price indices used in the valuation of LIFO inventories from external indices published by the
Bureau of Labor Statistics ("BLS") to an internally developed index in 2004.
Inventory is reduced for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

     The cost to us of gold merchandise sold on consignment, which typically varies with the price of gold, is not fixed until the merchandise is sold. We, at times, enter into forward contracts based upon the anticipated sales of gold product in order to hedge against the risk of gold price fluctuations. Such contracts typically have durations ranging from one to nine months. For the years ended January 29, 2005, January 31, 2004 and February 1, 2003, the
gain/loss on open forward contracts was not material. At both January 29, 2005 and January 31, 2004, we had several open positions in gold forward contracts totaling 37,000 fine troy ounces and 25,000 fine troy ounces, respectively, to purchase gold for $16.1 million and $10.2 million, respectively. The fair value of gold under such contracts was $15.8 million and $10.0 million at January 29,
2005 and January 31, 2004, respectively.

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

     We have designated our existing derivative instruments, consisting of gold forward contracts, as cash flow hedges. For derivative instruments designated as cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income, a separate component of stockholders' equity, and is reclassified into cost of sales when the offsetting effects of the hedged transaction impact earnings. Changes in the fair value of the derivative attributable to hedge ineffectiveness are recorded in earnings immediately. At January 29, 2005, the fair value of the gold forward contracts resulted in the recognition of a liability of $0.2 million. The amount recorded in accumulated other comprehensive income of $0.1 million, net of tax, is expected to be reclassified into earnings during 2005.

     We have documented all relationships between hedging instruments and hedged items, as well as our risk management objectives and strategy for undertaking various hedge transactions. We also assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. We believe that the designated hedges will be highly effective.

     DEPRECIATION AND AMORTIZATION: Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the fixed assets;
generally, four years for displays, three to 15 years for fixtures, computers and equipment and 39 years for our distribution center building. Fixed assets located in our licensed departments are depreciated over the shorter of the estimated useful lives of the fixed assets or the expected term of the license agreements.

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

     Included in Deferred charges and other assets, net in the accompanying
Consolidated Balance Sheets at both January 29, 2005 and January 31, 2004, are capitalized software costs of $23.0 million and accumulated amortization of
$12.6 million and $9.3 million, respectively.

     GOODWILL: In 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible
Assets". This Statement requires that goodwill no longer be amortized over its estimated useful life but tested for impairment on an annual basis. As of the date of adoption, we determined that we had one reporting unit for purposes of applying SFAS No. 142 based on our reporting structure and made our initial assessment of impairment for the transition period as of February 2, 2002 and again at each subsequent year-end. We

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

perform an annual assessment of goodwill impairment at the end of each fiscal year or as impairment indicators arise.

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
Due to the antidilutive impact on net income per share, 49,739, 207,644 and
474,634 options were not included in the weighted average shares outstanding for
2004, 2003 and 2002, respectively. The following is an analysis of the differences between basic and diluted net income per share:

                                                                   FISCAL YEAR ENDED
                              -------------------------------------------------------------------------------------------
                                     JANUARY 29,                      JANUARY 31,                     FEBRUARY 1,
                                        2005                             2004                            2003
                              -------------------------        -------------------------        -------------------------
                              NUMBER OF         PER            NUMBER OF         PER            NUMBER OF         PER
                                SHARES         SHARE            SHARES          SHARE            SHARES          SHARE
                              ---------      ---------         ---------      ---------         ---------      ---------

Weighted average shares
 outstanding ...............  8,737,272      $    1.83         9,012,257      $    0.93         9,416,218      $   0.75
Dilutive stock options .....    289,023           (.06)          209,874          (0.02)          166,834         (0.01)
Restricted stock ...........    141,582           (.03)           66,993            -             100,000         (0.01)
Restricted stock units .....     50,417            -               2,635            -                 -             -
                              ---------      ---------         ---------      ---------         ---------      --------
Weighted average shares
 and share equivalents .....  9,218,294      $    1.74         9,291,759      $    0.91         9,683,052      $   0.73
                              =========      =========         =========      =========         =========      ========

     DEFERRED FINANCING COSTS: Deferred financing costs are amortized over the term of the related debt agreements using the straight line method, which approximates the effective interest method. Net deferred financing costs totaled
$6.1 million at January 29, 2005 and $4.0 million at January 31, 2004, net of accumulated amortization of $1.5 million and $8.9 million, respectively. The deferred financing costs are reflected as a component of Deferred charges and other assets, net in the accompanying Consolidated Balance Sheets. Amortization of deferred financing costs for 2004, 2003 and 2002 totaled $1.1 million, $1.0 million, and $1.2 million, respectively, and have been recorded as a component of Interest expense, net in the accompanying Consolidated Statements of
Operations. Refer to Note 5 for additional information regarding deferred financing costs.

     REVENUE RECOGNITION: We recognize revenue upon the sale of merchandise, either owned or consigned, to our customers, net of anticipated returns. The provision for sales returns is based on our historical return rate.

     COST OF SALES: Cost of sales includes the cost of merchandise sold, repair expense, shipping, shrinkage and inventory losses. Store payroll, buying and occupancy costs such as license fees are reflected in Selling, general and administrative expenses ("SG&A") in the accompanying Consolidated Statements of
Operations.

     ADVERTISING COSTS: All costs associated with advertising are expensed in the month that the advertising takes place. For 2004, 2003 and 2002, gross advertising expenses were $45.4 million, $47.1 million and $46.6 million, respectively, and are included in SG&A in the accompanying Consolidated
Statements of Operations.

     VENDOR ALLOWANCES: We receive allowances from our vendors through a variety of programs and arrangements, including cooperative advertising. Vendor allowances are recognized as a reduction of cost of sales upon the sale of merchandise or SG&A when the purpose for which the vendor funds were

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

intended to be used has been fulfilled. Accordingly, a reduction in vendor allowances has an inverse impact on cost of sales and/or SG&A.

     Vendor allowances have been accounted for in accordance with Emerging
Issues Task Force ("EITF") Issue No. 02-16, "Accounting by a Customer (Including
a Reseller) for Cash Consideration Received from a Vendor" ("EITF 02-16"). EITF
02-16 addresses the accounting treatment for vendor allowances and provides that cash consideration received from a vendor should be presumed to be a reduction of the prices of the vendors' product and should therefore be shown as a reduction in the purchase price of the merchandise. Further, these allowances should be recognized as a reduction in cost of sales when the related product is sold. To the extent that the cash consideration represents a reimbursement of a specific, incremental and identifiable cost, then those vendor allowances should be used to offset such costs.

     In accordance with EITF 02-16, we recorded a cumulative effect of accounting change as of February 3, 2002, the date of adoption, that decreased net income for 2002 by $17.2 million, net of tax of $11.7 million, or $1.78 per share, on a diluted basis. As of January 29, 2005 and January 31, 2004, deferred vendor allowances totaled (i) $14.8 million and $17.1 million, respectively, for owned merchandise, which allowances are included as an offset to Merchandise inventories on our Consolidated Balance Sheets, and (ii) $8.4 million and $9.5 million, respectively, for merchandise received on consignment, which allowances are included as Deferred income on our Consolidated Balance Sheets.

     FAIR VALUE OF FINANCIAL INSTRUMENTS: Cash, accounts receivable, short-term borrowings, accounts payable and accrued liabilities are reflected in the
Consolidated Financial Statements at fair value due to the short-term maturity of these instruments. The fair value of our debt and off-balance sheet financial instruments are disclosed in Note 5 and in Merchandise inventories above.

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

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                                     FISCAL YEAR ENDED
                                                        --------------------------------------------
                                                         JANUARY 29,      JANUARY 31,    FEBRUARY 1,
                                                            2005             2004            2003
                                                        ------------     ------------    -----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)

NET INCOME:
Reported net income ...........................         $  16,025          $   8,410      $   7,039
Add: Stock-based employee compensation
       expense included in reported net income,
       net of tax .............................               841                466            304
Deduct: Stock-based employee compensation
       expense determined under the fair  value
       method, net of tax .....................            (1,162)              (934)          (995)
                                                        ---------          ---------      ---------
Pro forma net income ..........................         $  15,704          $   7,942      $   6,348
                                                        =========          =========      =========
BASIC NET INCOME PER SHARE:
Reported net income per share .................         $    1.83          $    0.93      $    0.75
                                                        =========          =========      =========
Pro forma net income per share ................         $    1.80          $    0.88      $    0.67
                                                        =========          =========      =========
DILUTED NET INCOME PER SHARE:
Reported net income per share .................         $    1.74          $    0.91      $    0.73
                                                        =========          =========      =========
Pro forma net income per share ................         $    1.70          $    0.85      $    0.66
                                                        =========          =========      =========

     The fair value of options granted in 2004, 2003 and 2002 was estimated using the Black-Scholes option-pricing model based on the weighted average market price at the grant date of $18.60 in 2004, $15.63 in 2003 and $12.01 in
2002 and the following weighted average assumptions: risk free interest rate of
3.78%, 3.59% and 4.73% for 2004, 2003 and 2002, respectively, expected life of seven years for each of 2004, 2003 and 2002 and volatility of 58.62% for 2004,
58.46% for 2003 and 56.56% for 2002. The weighted average fair value of options granted in 2004, 2003 and 2002 was $6.30, $5.20 and $4.33, respectively. Options generally vest in five years and expire in ten years from their dates of grant.

     In December 2004, the FASB issued SFAS No. 123(R), "Accounting for
Stock-Based Compensation". This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Currently, only certain pro forma disclosures of fair value are required. This Statement is effective as of the beginning of the first annual or interim period beginning after June 15, 2005. We will adopt SFAS
123(R) prospectively on July 30, 2005, the beginning of our third fiscal quarter. Although we are in the process of determining the impact of this
Statement on our results of operations, the historical impact under SFAS No. 123 is shown in the table above.

     ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS: SFAS No. 144,
"Accounting for the Impairment or Disposal of Long-Lived Assets", addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement extends the reporting requirements to include reporting separately as discontinued operations, components of an entity that have either been disposed of or classified as held-for-sale. Refer to Note 11 for additional information regarding discontinued operations.

     ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES: We record liabilities for costs associated with exit or disposal activities when the liabilities are incurred.

     SEASONALITY: A significant portion of our revenues are generated in the fourth quarter due to the seasonality of the retail industry. As such, results for interim periods are not indicative of annual results. Refer to Note 13 for unaudited quarterly financial data.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3--MERCHANDISE INVENTORIES

Merchandise inventories consisted of the following:

                                                                         JANUARY 29,         JANUARY 31,
                                                                            2005                 2004
                                                                        -------------       -------------
                                                                                 (IN THOUSANDS)

Jewelry goods - rings, watches and other fine jewelry
    (first-in, first-out ("FIFO") basis)..........................      $    297,266        $     289,546
Less:  Excess of FIFO cost over LIFO inventory value..............            18,677               16,598
                                                                        -------------       -------------
                                                                        $    278,589        $     272,948
                                                                        =============       =============

     In accordance with EITF 02-16, the FIFO basis of merchandise inventories have been reduced by $14.8 million and $17.1 million at January 29, 2005 and
January 31, 2004, respectively, to reflect the vendor allowances as a reduction in the cost of merchandise.

     During the third quarter of 2004, we changed our method of determining price indices used in the valuation of LIFO inventories. Prior to the third quarter of fiscal 2004, we determined our LIFO inventory value by utilizing selected producer price indices published for jewelry and watches by the BLS.
During the third quarter of fiscal 2004, we began applying internally developed indices that we believe more accurately measure inflation or deflation in the components of our merchandise and our merchandise mix than the BLS producer price indices. Additionally, we believe that this accounting change is an alternative accounting method that is preferable under the circumstances described above. Under the new accounting method, the LIFO charge for the year ended January 29, 2005 was approximately $2.1 million. The LIFO charge for the year ended January 29, 2005 would have been approximately $8.0 million under the former LIFO method. Had we not changed our method of determining price indices, the net income and net income per share under the former LIFO method for the year ended January 29, 2005 would have been approximately $12.4 million or $1.34 per share, on a diluted basis. The cumulative effect of this change on retained earnings at the beginning of 2004 and the pro forma impact of applying the new method in the periods prior to 2004 are not determinable and, therefore, the prior years presented have not been restated to reflect this change in accounting method.

     Approximately $349.7 million and $364.5 million at January 29, 2005 and
January 31, 2004, respectively, of merchandise received on consignment is not included in Merchandise inventories and Accounts payable-trade in the accompanying Consolidated Balance Sheets.

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

     Finlay Jewelry's Gold Consignment Agreement matures on July 31, 2005, and permits Finlay Jewelry to consign up to the lesser of (i) 165,000 fine troy ounces or (ii) $50.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At January 29, 2005 and January 31, 2004,
amounts outstanding under the Gold Consignment Agreement totaled 116,687 and
116,835 fine troy ounces, respectively, valued at approximately $49.8 million and $46.7 million, respectively. In the event this agreement is terminated,
Finlay Jewelry will be required to return the gold or purchase the outstanding gold at the prevailing gold rate in effect on that date. For financial statement purposes, the consigned gold is not included in Merchandise inventories on our
Consolidated Balance Sheets and, therefore, no related liability has been recorded.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3--MERCHANDISE INVENTORIES (CONTINUED)

     Under the Gold Consignment Agreement, Finlay Jewelry is required to pay a daily consignment fee on the dollar equivalent of the fine gold value of the ounces of gold consigned thereunder. The daily consignment fee is based on a floating rate which, as of both January 29, 2005 and January 31, 2004, was approximately 2.8% per annum. In addition, we are required to pay a fee of 0.5%
if the amount of gold consigned has a value equal to or less than $12.0 million.
Included in interest expense for the years ended January 29, 2005, January 31,
2004 and February 1, 2003 are consignment fees of $1.2 million, $1.1 million and
$1.2 million, respectively.

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

     The Gold Consignment Agreement requires Finlay Jewelry to comply with certain covenants, including restrictions on the incurrence of certain indebtedness, the creation of liens, engaging in transactions with affiliates and limitations on the payment of dividends. In addition, the Gold Consignment
Agreement also contains various financial covenants, including minimum earnings and fixed charge coverage ratio requirements and certain maximum debt limitations. Finlay Jewelry was in compliance with all of its covenants as of and for the year ended January 29, 2005.

NOTE 4--FIXED ASSETS

Fixed assets consists of the following:

                                                    JANUARY 29,      JANUARY 31,
                                                       2005             2004
                                                    -----------      -----------
                                                            (IN THOUSANDS)
Land and building .......................            $   9,736       $   9,727
Fixtures ................................               75,938          72,997
Displays ................................                8,639           9,511
Computers and equipment .................               18,518          21,454
Construction in progress ................                  208           3,942
                                                     ---------       ---------
                                                       113,039         117,631
Less:  accumulated depreciation and
           amortization .................              (50,558)        (51,506)
                                                     ---------       ---------
Net fixed assets ........................            $  62,481       $  66,125
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

     Amounts outstanding under the Revolving Credit Agreement bear interest at a rate equal to, at our option, (i) the Index Rate (as defined) plus a margin ranging from zero to 1.0% or (ii) adjusted Eurodollar rate plus a margin ranging from 1.0% to 2.0%, in each case depending on our financial performance. "Index
Rate" is defined as the higher of (i) the prime rate and (ii) the Federal Funds
Rate plus 50 basis points per annum. A letter of credit fee which could range from 1.0% to 2.0%, per annum, depending on the financial performance of Finlay
Jewelry, of the face amount of letters of credit guaranteed under the Revolving
Credit Agreement is payable monthly in arrears. An unused facility fee on the average unused daily balance of the Revolving Credit Facility is payable monthly in arrears equal to 0.375% per annum. Upon the occurrence (and during the continuance) of an event of default under the Revolving Credit Agreement, interest would accrue at a rate which is 2% in excess of the rate otherwise applicable, and would be payable upon demand.

     The Revolving Credit Agreement is secured by a first priority perfected security interest in all of Finlay Jewelry's (and any subsidiary's) present and future tangible and intangible assets. The Revolving Credit Agreement contains customary covenants, including limitations on or relating to capital expenditures, liens, indebtedness, investments, mergers, acquisitions, affiliate transactions, management compensation and the payment of dividends and other restricted payments. The Revolving Credit Agreement also contains various financial covenants, including minimum earnings and fixed charge coverage ratio requirements and certain maximum debt limitations. We were in compliance with all of our covenants as of and for the year ended January 29, 2005.

     There were no amounts outstanding at both January 29, 2005 and January 31,
2004 under the Revolving Credit Agreement. The maximum amounts outstanding under the Revolving Credit Agreement during 2004, 2003 and 2002 were $99.8 million,
$93.5 million and $111.4 million, respectively. The average amounts outstanding for the same periods were $50.6 million, $42.7 million and $61.2 million, respectively. The weighted average interest rates were 4.0%, 3.4% and 3.9% for
2004, 2003 and 2002, respectively.

     At January 29, 2005 and January 31, 2004, we had letters of credit outstanding totaling $11.7 million and $8.9 million, respectively, which guarantee various trade activities. The contract amounts of the letters of credit approximate their fair value.

     Long-term debt consisted of the following:

                                                      JANUARY 29,   JANUARY 31,
                                                         2005          2004
                                                      -----------   -----------
                                                            (IN THOUSANDS)
New Senior Notes (a) .............................     $200,000       $    -
Senior Notes .....................................          -          150,000
Senior Debentures ................................          -           75,000
                                                       --------       --------
                                                       $200,000       $225,000
                                                       ========       ========

----------
(a)  The fair value of the New Senior Notes, determined based on market quotes, was approximately $207.0 million at January 29, 2005.

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

     On June 3, 2004, Finlay Jewelry completed the sale of 8-3/8% Senior Notes, due June 1, 2012, having an aggregate principal amount of $200.0 million (the
"New Senior Notes"). Interest on the New Senior Notes is payable semi-annually on June 1 and December 1 of each year and commenced on December 1, 2004. Finlay
Jewelry used the net proceeds from the offering of the New Senior Notes, together with drawings from its Revolving Credit Facility, to repurchase the tendered Senior Notes and to make consent payments and to distribute $77.3 million to us to enable us to repurchase the tendered Senior Debentures and to make consent payments. Additionally, on June 3, 2004, we and Finlay Jewelry
called for the redemption of all of the untendered Senior Debentures and Senior
Notes, respectively, and these securities were repurchased on July 2, 2004.

     Finlay Jewelry incurred approximately $5.2 million in costs, including $5.0 million associated with the sale of the New Senior Notes, which have been deferred and are being amortized over the term of the New Senior Notes. In June
2004, we recorded pre-tax charges of approximately $9.1 million, including $6.7 million for redemption premiums paid on the Senior Debentures and the Senior
Notes, $2.1 million to write-off deferred financing costs related to the refinancing of the Senior Debentures and the Senior Notes and $0.3 million for other expenses. These costs are included in Other expense - debt extinguishment costs in the accompanying Consolidated Statements of Operations.

     In September 2004, for the purpose of an exchange offer and in accordance with the requirements of the New Senior Notes, Finlay Jewelry registered notes with terms identical to the New Senior Notes under the Securities Act of 1933.
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

     The indenture governing the New Senior Notes contains restrictions relating to, among other things, the payment of dividends, redemptions or repurchases of capital stock, the incurrence of additional indebtedness,

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5--SHORT AND LONG-TERM DEBT (CONTINUED)

the making of certain investments, the creation of certain liens, the sale of certain assets, entering into transactions with affiliates, engaging in mergers and consolidations and the transfer of all or substantially all assets. Finlay
Jewelry was in compliance with all of its covenants as of and for the year ended
January 29, 2005.

     The aggregate amounts of long-term debt payable in each of the five years in the period ending January 30, 2009 are as follows:

                                                           (IN THOUSANDS)
                                                           --------------
2005................................................       $      -
2006................................................              -
2007................................................              -
2008................................................              -
2009................................................              -
Thereafter..........................................             200,000
                                                           --------------
                                                           $     200,000
                                                           ==============

     Interest expense for 2004, 2003 and 2002 was $22.8 million, $23.6 million and $24.7 million, respectively. Interest income for the same periods was $0.2 million, $0.1 million and $0.1 million, respectively.

NOTE 6--STOCKHOLDERS' EQUITY

     Our Long Term Incentive Plan (the "1993 Plan") permits us to grant to our key employees consultants and certain other persons, and our directors (other than members of the Compensation Committee of our Board of Directors), the
following: (i) stock options; (ii) stock appreciation rights in tandem with stock options; (iii) limited stock appreciation rights in tandem with stock options; (iv) restricted or nonrestricted stock awards subject to such terms and conditions as the Compensation Committee shall determine; (v) performance units
WHICH are based upon attainment of performance goals during a period of not less than two nor more than five years and which may be settled in cash or in Common
Stock at the discretion of the Compensation Committee; or (vi) any combination of the foregoing. Under the 1993 Plan, we may grant stock options which are either incentive stock options within the meaning of Section 422 of the Internal
Revenue Code of 1986, as amended (the "Code"), or non-incentive stock options.
As of January 29, 2005, an aggregate of 732,596 shares of our Common Stock have been reserved for issuance pursuant to the 1993 Plan, of which a total of
161,219 shares are subject to options granted to certain senior management, key employees and a director. The exercise prices of such options range from $7.23 per share to $16.50 per share.

     In March 1997, our Board of Directors adopted the 1997 Long-Term Incentive
Plan (the "1997 Plan"), which was approved by our stockholders in June 1997. The
1997 Plan, which is similar to the 1993 Plan, is intended as a successor to the
1993 Plan and provides for the grant of the same types of awards as are currently available under the 1993 Plan. Of the 1,850,000 shares of our Common
Stock that have been reserved for issuance pursuant to the 1997 Plan, a total of
896,415 shares, as of January 29, 2005, are subject to options granted to certain senior management, key employees and directors and 323,710 shares are subject to purchases and awards of restricted stock and restricted stock units.
The exercise prices of such options range from $7.05 per share to $24.31 per share.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6--STOCKHOLDERS' EQUITY (CONTINUED)

     The following table summarizes the transactions pursuant to our 1993 Plan and 1997 Plan for 2004, 2003 and 2002:

                                                  2004                          2003                            2002
                                       ---------------------------    --------------------------     ---------------------------
                                        NUMBER OF       WTD. AVG.      NUMBER OF      WTD. AVG.        NUMBER OF      WTD. AVG.
                                         OPTIONS        EX. PRICE       OPTIONS       EX. PRICE         OPTIONS       EX. PRICE
                                       -----------     -----------    -----------    -----------     ------------    -----------

Outstanding at beginning of year        1,431,368       $   11.70      1,590,335      $   11.46        1,650,035      $   11.26
Granted ........................           14,000           18.60         10,000          15.63           35,000          12.01
Exercised ......................         (364,201)          10.87       (149,500)          8.85          (87,627)          8.04
Forfeited ......................           (6,200)          19.66        (19,467)         15.73           (7,073)         10.78
                                        ---------       ---------      ---------      ---------        ---------      ---------
Outstanding at end of year .....        1,074,967       $   12.03      1,431,368      $   11.70        1,590,335      $   11.46
                                        =========       =========      =========      =========        =========      =========
Exercisable at end of year .....          900,267       $   12.30      1,101,208      $   12.27        1,078,482      $   12.27

     The following table summarizes information concerning options outstanding and exercisable at January 29, 2005:

                            OPTIONS OUTSTANDING                                       OPTIONS EXERCISABLE
------------------------------------------------------------------------       ---------------------------------
                                            WTD. AVG.
   EXERCISE              NUMBER             REMAINING          WTD. AVG.         NUMBER              AVERAGE
 PRICE RANGE           OUTSTANDING       CONTRACTUAL LIFE      EX. PRICE       EXERCISABLE        EXERCISE PRICE
 -----------           -----------       ----------------      ---------       -----------        --------------

$ 7.05-$14.00             960,967              4.13            $    11.35         814,267           $    11.71
$14.59-$19.50              84,000              4.78                 15.71          56,000                14.98
$21.00-$24.31              30,000              3.14                 23.56          30,000                23.56
                        ---------              ----            ----------         -------           ----------
$ 7.05-$24.31           1,074,967              4.15            $    12.03         900,267           $    12.30
                        =========              ====            ==========         =======           ==========

     Pursuant to our stock repurchase program we may, at the discretion of management, purchase up to an additional $12.6 million of our Common Stock, from time to time, through September 30, 2005. The extent and timing of stock repurchases will depend upon general business and market conditions, stock prices, availability under the Revolving Credit Facility, compliance with certain restrictive covenants and our cash position and requirements going forward. The repurchase program may be modified, extended or terminated by the
Board of Directors at any time. As of January 29, 2005, and from inception of the program to date, we have repurchased a total of 2,207,904 shares for $27.4 million.

     In February 2001, an executive officer of the Company was issued 100,000 shares of Common Stock, subject to restrictions ("Restricted Stock"), pursuant to a restricted stock agreement. The Restricted Stock became fully vested on
January 29, 2005 and was accounted for as a component of stockholders' equity.
Compensation expense of approximately $1.2 million has been amortized over four years and totaled approximately $0.3 million in each of 2004, 2003 and 2002.

     In August 2003, an executive officer of the Company was issued an additional 50,000 shares of Restricted Stock, pursuant to a restricted stock agreement. Fifty percent of the Restricted Stock became fully vested on January
31, 2005 and was accounted for as a component of stockholders' equity.
Compensation expense of approximately $0.4 million has been amortized over the vesting period and totaled approximately $0.3 million and $0.1 million in 2004 and 2003, respectively. The remaining 50% of the Restricted Stock becomes fully vested on June 30, 2007 and has been accounted for as a component of stockholders' equity. Compensation expense of approximately $0.4 million is being amortized over the vesting period and totaled approximately $0.1 million in each of 2004 and 2003.

     In October 2003, certain executives of the Company were awarded a total of
31,250 shares of Restricted Stock, pursuant to restricted stock agreements. The
Restricted Stock becomes fully vested after four years of continuous employment with the Company and is accounted for as a component of stockholders' equity with respect to unamortized restricted stock compensation. However, such shares are not considered outstanding. Compensation expense of approximately $0.5 million is being amortized over four years and totaled approximately $0.1 million in each of 2004 and 2003.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6--STOCKHOLDERS' EQUITY (CONTINUED)

     In April 2004, certain executives of the Company were awarded a total of
32,500 shares of Restricted Stock, pursuant to restricted stock agreements. The
Restricted Stock becomes fully vested after two years of continuous employment with the Company and is accounted for as a component of stockholders' equity with respect to unamortized restricted stock compensation. However, such shares are not considered outstanding. Compensation expense of approximately $0.6 million is being amortized over two years and totaled approximately $0.2 million in 2004.

NOTE 7--EXECUTIVE AND DIRECTOR DEFERRED COMPENSATION AND STOCK PURCHASE PLANS

     In April 2003, the Board of Directors adopted the Executive Deferred
Compensation and Stock Purchase Plan and the Director Deferred Compensation and
Stock Purchase Plan, which was approved by our stockholders on June 19, 2003
(the "RSU Plans"). Under the RSU Plans, key executives and non-employee directors, as directed by our Compensation Committee, are eligible to acquire restricted stock units ("RSUs"). An RSU is a unit of measurement equivalent to one share of common stock, but with none of the attendant rights of a stockholder of a share of Common Stock. Two types of RSUs are awarded under the
RSU Plans: (i) participant RSUs, where a plan participant may elect to defer, in the case of an executive employee, a portion of his or her actual or target bonus, and in the case of a non-employee director, his or her retainer fees and
Committee chairmanship fees, and receive RSUs in lieu thereof and (ii) matching
RSUs, where we will credit a participant's plan account with one matching RSU for each participant RSU that a participant elects to purchase. While participant RSUs are fully vested at all times, matching RSUs are subject to vesting and forfeiture as set forth in the RSU Plans. At the time of distribution under the RSU Plans, RSUs are converted into actual shares of
Common Stock. As of January 29, 2005 and January 31, 2004, 98,422 and 10,380
RSUs, respectively, have been awarded under the RSU Plans. Amortization totaled approximately $0.4 million and $0.1 million for 2004 and 2003, respectively.

NOTE 8--LICENSE AGREEMENTS WITH DEPARTMENT STORES AND LEASE AGREEMENTS

     We conduct substantially all of our operations as licensed departments in department stores. All of the department store licenses provide that, except under limited circumstances, the title to certain of our fixed assets transfers upon termination of the licenses, and that we will receive certain reimbursements for the undepreciated value of such fixed assets from the host store in the event such transfers occur. The value of such fixed assets are recorded at the inception of the license arrangement and are reflected in the accompanying Consolidated Balance Sheets.

     In several cases, we are subject to limitations under our license agreements with host department stores which prohibit us from operating departments for other store groups within a certain geographical radius of the host store.

     The department store license agreements provide for the payment of fees based on sales (i.e., contingent fees in the table below), plus, in some instances, installment payments for fixed assets. Our operating leases consist primarily of office space rentals and these expire on various dates through
2008. Minimum fees, in the table below, represent the rent paid on these operating leases. License fees and lease expense, included in Selling, general and administrative expenses, are as follows (in thousands):

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8--LICENSE AGREEMENTS WITH DEPARTMENT STORES AND LEASE AGREEMENTS
        (CONTINUED)

                                                            FISCAL YEAR ENDED
                                              -----------------------------------------------
                                                JANUARY 29,      JANUARY 31,     FEBRUARY 1,
                                                   2005             2004            2003
                                              --------------    ------------    -------------

Minimum fees ..............................       $  2,028         $  1,974       $  2,129
Contingent fees ...........................        154,268          149,346        144,710
                                                  --------         --------       --------
     Total ................................       $156,296         $151,320       $146,839
                                                  ========         ========       ========

     Future minimum payments under noncancellable operating leases having initial or remaining noncancellable lease terms in excess of one year are as follows as of January 29, 2005:

                                                           (IN THOUSANDS)
                                                           --------------
2005 ................................................       $    1,942
2006 ................................................            1,917
2007 ................................................            1,917
2008 ................................................            1,278
Thereafter ..........................................              -
                                                           --------------
     Total minimum payments required.................       $    7,054
                                                           ==============

NOTE 9--PROFIT SHARING PLAN

     We maintain a defined contribution profit-sharing plan to provide retirement benefits for all personnel. This plan provides for company matching contributions of $0.25 for each $1.00 of employee contribution, up to 5% of the employee's salary, as limited by the Code, which begin to vest upon the completion of two years of employment and accrues at the rate of 20% per year.
Additionally, we contribute 2% of the employees' earnings annually, as limited by the Code, which begin to vest upon the completion of three years of employment and accrues at the rate of 20% per year. Company contributions totaled $2.3 million, $2.1 million and $2.0 million for 2004, 2003 and 2002, respectively.

NOTE 10--INCOME TAXES

     For income tax reporting purposes, we have an October 31 year end. We file a consolidated Federal income tax return with our wholly-owned subsidiary,
Finlay Jewelry and its wholly owned subsidiaries.

     Deferred income taxes at year end reflect the impact of temporary differences between amounts of assets and liabilities for financial and tax reporting purposes.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10--INCOME TAXES (CONTINUED)

     Deferred tax assets and liabilities at year end are as follows:

                                                              JANUARY 29,    JANUARY 31,
                                                                 2005           2004
                                                             ------------   ------------
                                                                   (IN THOUSANDS)

Deferred Tax Assets
  Vendor allowances .....................................     $     -        $ 10,754
  Uniform inventory capitalization ......................         3,416         3,747
  Expenses not currently deductible .....................         1,693         1,739
                                                               --------      --------
                                                                  5,109        16,240
  Valuation allowance ...................................           100           100
                                                               --------      --------
     Total current ......................................         5,009        16,140
                                                               --------      --------
  Deferred financing costs-non-current ..................           -             205
                                                               --------      --------
     Total non-current ..................................           -             205
                                                               --------      --------
        Total deferred tax assets .......................         5,009        16,345
                                                               --------      --------
Deferred Tax Liabilities
  LIFO inventory valuation ..............................        11,602         9,576
                                                               --------      --------
     Total current ......................................        11,602         9,576
                                                               --------      --------
Depreciation and amortization ...........................        21,070        22,095
                                                               --------      --------
     Total non-current ..................................        21,070        22,095
                                                               --------      --------
        Total deferred tax liabilities ..................        32,672        31,671
                                                               --------      --------
          Net deferred income tax liabilities ...........      $ 27,663      $ 15,326
                                                               ========      ========
     Net current deferred income tax (assets) liabilities      $  6,593      $ (6,564)
     Net non-current deferred income tax liabilities ....        21,070        21,890
                                                               --------      --------
          Net deferred income tax liabilities ...........      $ 27,663      $ 15,326
                                                               ========      ========

     The components of income tax expense, before the cumulative effect of accounting change, are as follows (in thousands):

                                                           FISCAL YEAR ENDED
                                              ---------------------------------------------
                                               JANUARY 29,      JANUARY 31,     FEBRUARY 1,
                                                   2005            2004            2003
                                              ------------     ------------    ------------

Current taxes.............................     $ (4,014)        $   6,287       $   9,141
Deferred taxes............................       12,337             6,784           3,994
                                              ------------     ------------    ------------
Provision for income taxes................     $  8,323         $  13,071       $  13,135
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

                                                                 FISCAL YEAR ENDED
                                                    --------------------------------------------
                                                     JANUARY 29,     JANUARY 31,     FEBRUARY 1,
                                                        2005            2004            2003
                                                    ------------    ------------    ------------

Federal statutory provision .....................     $ 8,522          $11,556         $11,751
Foreign tax refund ..............................      (1,800)             -               -
Redetermination of foreign tax credits ..........       1,200              -               -
State and local taxes, net of federal benefit....         953            1,109           1,162
Reversal of tax accruals no longer required .....      (1,025)             -               -
Other ...........................................         473              406             222
                                                      -------          -------         -------
Provision for income taxes ......................     $ 8,323          $13,071         $13,135
                                                      =======          =======         =======

     During 2004, a benefit of approximately $1.0 million was recorded associated with the reversal of tax accruals no longer required, primarily as the result of the closing of open tax years. Total current deferred tax assets decreased by approximately $11.1 million in 2004, primarily as a result of the

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10--INCOME TAXES (CONTINUED)

utilization of deferred tax assets related to the approval from the Internal
Revenue Service of a favorable change of accounting method regarding vendor allowances. Further, in 2004, we recorded refunds claimed for foreign taxes originally paid in 1995 and 1996, together with an adjustment for foreign tax credits previously used to reduce U.S. income tax liability. This resulted in a net recovery of foreign tax of approximately $0.6 million. In 2002, we recorded an income tax benefit of $11.7 million in connection with the cumulative effect of an accounting change.

     A number of years may elapse before a particular matter, for which we have established an accrual, is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our accruals reflect the probable outcome of tax contingencies. The favorable or unfavorable settlement of any particular issue will be recognized as a decrease or an increase to our income tax expense in the year of resolution. Our tax accruals are presented in the balance sheet with income and other taxes.

NOTE 11--DISCONTINUED OPERATIONS

     During 2003, Federated Department Stores, Inc. ("Federated") announced that it would not renew our license agreement in its Burdines department store division due to the consolidation of the Burdines and Macy's fine jewelry departments in 2004. The termination of the license agreement in January 2004 resulted in the closure of 46 Finlay departments in the Burdines department store division. In 2003, we generated approximately $55.0 million in sales from the Burdines departments. The results of operations of the Burdines department store division have been segregated from those of continuing operations, net of tax, and classified as discontinued operations for the years ended January 31,
2004 and February 1, 2003.

     A summary of statements of operations information relating to the discontinued operations is as follows (in thousands):

                                                      FISCAL YEAR ENDED
                                                 ---------------------------
                                                 JANUARY 31,     FEBRUARY 1,
                                                    2004             2003
                                                 -----------     -----------
Sales ......................................      $ 55,006        $ 53,413
Income before income taxes (1) (2) .........         3,676           6,255
Discontinued operations, net of tax (3) ....       (11,537)          3,810

----------
(1)  Includes an allocation of $0.2 million of interest expense related to the
     Revolving Credit Agreement for each of 2003 and 2002.
(2)  The results of operations of the Burdines departments excludes allocations of general and administrative expenses and interest expense related to the
     Senior Notes and the Senior Debentures.
(3)  The loss from discontinued operations includes a write-down of goodwill of
     $13.8 million during the year ended January 31, 2004, as a result of the department closings.

     The assets of the Burdines departments are as follows (in thousands):

                                                              JANUARY 31,
                                                                  2004
                                                              ------------
Cash and cash equivalents................................      $        9
Accounts receivable-department stores....................           1,999
Merchandise inventories..................................           9,432
                                                               ----------
Total assets.............................................      $   11,440
                                                               ==========

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12--COMMITMENTS AND CONTINGENCIES

     From time to time, we are involved in litigation arising out of our operations in the normal course of business. As of April 8, 2005, we are not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our business, results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our consolidated financial statements.

     In November 2004, we entered into a new employment agreement with a senior executive. The new employment agreement has a term of four years commencing on
January 30, 2005 and ending on January 31, 2009, unless earlier terminated, in accordance with the provisions of the employment agreement. The new employment agreement provides an annual salary level of approximately $1.0 million as well as incentive compensation based on meeting specific financial goals, which are not yet determinable.

     The New Senior Notes, the Revolving Credit Agreement and the Gold
Consignment Agreement currently restrict the amount of annual distributions, including those required to fund stock repurchases, from Finlay Jewelry to us.

     Our concentration of credit risk consists principally of accounts receivable. Over the past three years, store groups owned by The May Department
Stores Company ("May") and Federated accounted for 54% (including Marshall
Field's for the 2004 fiscal year) and 18%, respectively, of our sales. We believe that the risk associated with these receivables, other than those from department store groups indicated above, would not have a material adverse effect on our financial position or results of operations. Refer to Note 16 for subsequent event information regarding May and Federated.

     We have not provided any third-party financial guarantees as of January 29,
2005 and January 31, 2004 and for each of the three fiscal years in the period ended January 29, 2005.

NOTE 13--QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table summarizes the quarterly financial data for 2004 and
2003 (dollars in thousands, except per share data). The 2003 quarterly financial data has been revised to reflect the Burdines department store division as a discontinued operation.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13--QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

                                                                     FISCAL YEAR ENDED JANUARY 29, 2005
                                                     ----------------------------------------------------------------
                                                        FIRST            SECOND              THIRD            FOURTH
                                                      QUARTER (A)      QUARTER (A)          QUARTER          QUARTER
                                                      -----------      -----------         ---------        ---------

Sales ..........................................       $ 187,572        $ 188,638          $ 166,841        $ 380,555
Gross margin ...................................          95,729           96,164             84,612          192,710
Selling, general and administrative
   expenses ....................................          88,181           87,286             82,629          137,725
Income (loss) from operations ..................           3,159            4,504             (2,315)          50,727
Net income (loss) (b) ..........................          (1,557)          (5,712)            (4,826)          28,120
Net income (loss) per share applicable to common
  shares (c):
Basic net income (loss) per share ..............       $   (0.18)       $   (0.66)         $   (0.55)       $    3.20
                                                       =========        =========          =========        =========
Diluted net income (loss) per share ............       $   (0.18)       $   (0.66)         $   (0.55)       $    3.02
                                                       =========        =========          =========        =========

                                                              FISCAL YEAR ENDED JANUARY 31, 2004
                                               ------------------------------------------------------------
                                                 FIRST           SECOND             THIRD          FOURTH
                                                QUARTER          QUARTER           QUARTER         QUARTER
                                               ----------       ----------       ----------      ----------

Sales ..................................       $ 175,427        $ 182,229        $ 165,784        $ 378,976
Gross margin ...........................          90,766           92,796           84,717          193,620
Selling, general and administrative
   expenses ............................          84,184           84,346           80,594          139,225
Income (loss) from operations ..........           2,394            4,273             (230)          50,087
Income (loss) from continuing operations          (2,064)          (1,012)          (3,753)          26,776
Discontinued operations, net of tax (d)              611              450             (123)         (12,475)
Net income (loss) ......................          (1,453)            (562)          (3,876)          14,301

Basic net income (loss) per share (c):
Income (loss) per share from continuing
    operations .........................       $   (0.23)       $   (0.11)       $   (0.42)       $    3.01
Discontinued operations (d) ............            0.07             0.05            (0.01)           (1.40)
                                               ---------        ---------        ---------        ---------
Basic net income (loss) per share ......       $   (0.16)       $   (0.06)       $   (0.43)       $    1.61
                                               =========        =========        =========        =========
Diluted net income (loss) per share (c):
Income (loss) per share from continuing
    operations .........................       $   (0.23)       $   (0.11)       $   (0.42)       $    2.90
Discontinued operations (d) ............            0.07             0.05            (0.01)           (1.35)
                                               ---------        ---------        ---------        ---------
Diluted net income (loss) per share ....       $   (0.16)       $   (0.06)       $   (0.43)       $    1.55
                                               =========        =========        =========        =========

----------
(a)  The thirteen week periods ended May 1, 2004 and July 31, 2004 have been restated to reflect the change in our method of determining price indices used in the valuation of LIFO inventories.
(b)  Net income (loss) includes debt extinguishment costs of $9.1 million, on a pre-tax basis, related to the refinancing of the Senior Debentures and the
     Senior Notes in the second quarter of 2004.
(c)  Net income (loss) per share for each quarter is computed as if each quarter were a discrete period. As such, the total of the four quarters net income
     (loss) per share does not necessarily equal the net income (loss) per share for the year.
(d)  Discontinued operations includes the after-tax operations of the Burdines departments and the write-down of goodwill of $13.8 million in the fourth quarter of 2003.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14--DEPARTMENT CLOSINGS

     In July 2003, May announced its intention to divest 32 Lord & Taylor stores, as well as two other stores in its Famous-Barr division resulting in the closure of 18 departments in 2004, which generated approximately $10.6 million in sales. Through January 29, 2005, a total of 27 stores have closed. During
2004 and 2003, we recorded charges of $1.0 million and $0.5 million, respectively relating to the accelerated depreciation of fixed assets, the loss on disposal of fixed assets and severance.

NOTE 15--SALE AND CLOSURE OF SONAB

     In January 2000, Societe Nouvelle d' Achat de Bijouterie - S.O.N.A.B.
("Sonab"), our European leased jewelry department subsidiary, sold the majority of its assets for approximately $9.9 million. After the sale, the buyer operated more than 80 locations previously included in Sonab's 130-location base in
France. The remaining departments were closed.

     As of January 29, 2005, our exit plan has been completed with the exception of certain legal matters and we are in the process of liquidating the subsidiary. During the fourth quarter of 2004, we revised our estimate of closure expenses to reflect our remaining liability and, as a result, reduced our accrual by $0.4 million. To date, we have charged a total of $26.4 million against our revised estimate of $26.8 million. We do not believe future operating results will be materially impacted by any remaining payments.

NOTE 16--SUBSEQUENT EVENTS

     On February 28, 2005, Federated and May announced that they have entered into a merger agreement whereby Federated would acquire May. The transaction is expected to close in the third quarter of 2005. The completion of the merger is contingent upon regulatory review and approval by the shareholders of both companies. Finlay's license agreements with May are terminable at various dates over the next three years. Finlay's license agreements with Federated are terminable at various dates over the next two years. There is no assurance that our host store relationships with May and Federated or future results of operations will not be adversely impacted as a result of this transaction.

     On March 1, 2005, the Company announced that it is in advanced discussions regarding a possible acquisition of Carlyle & Co. Jewelers ("Carlyle"). Carlyle is a privately-owned regional chain, located primarily in the southeastern
United States, with 32 jewelry stores and annual sales of approximately $80.0 million (unaudited). Finlay is presently engaged in its due diligence review of
Carlyle.

                                   SCHEDULE I

                         CONDENSED FINANCIAL INFORMATION
                                  OF REGISTRANT

                    FINLAY ENTERPRISES, INC. - PARENT COMPANY
                             STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)

                                                            YEAR ENDED
                                              ----------------------------------------
                                               JANUARY 29,   JANUARY 31,   FEBRUARY 1,
                                                  2005          2004           2003
                                               -----------   -----------   -----------

REVENUE ....................................   $    -        $     -       $      -
                                               --------       --------       --------
EXPENSES:
Selling, general and administrative expenses        -              848            761
Interest expense, net ......................      2,458          6,950          6,949
Other expense - debt extinguishment costs ..      3,128            -              -
                                               --------       --------       --------
   Total expenses ..........................      5,586          7,798          7,710
Equity in income of subsidiaries ...........     19,487         13,244         11,819
                                               --------       --------       --------
    Income before income taxes .............     13,901          5,446          4,109
Benefit for income taxes ...................     (2,124)        (2,964)        (2,930)
                                               --------       --------       --------
    Net income .............................   $ 16,025       $  8,410       $  7,039
                                               ========       ========       ========

                             SCHEDULE I (CONTINUED)

                         CONDENSED FINANCIAL INFORMATION
                                  OF REGISTRANT

                    FINLAY ENTERPRISES, INC. - PARENT COMPANY
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                        JANUARY 29,  JANUARY 31,
                                                           2005         2004
                                                        -----------  -----------
                        ASSETS
Current assets:
     Cash and cash equivalents ......................   $   2,486    $   1,821
     Prepaid expenses and other .....................         -             20
     Due from affiliate .............................       1,893        8,359
                                                        ---------    ---------
       Total current assets .........................       4,379       10,200

Investment in subsidiary ............................     164,969      185,185

Deferred charges ....................................         -            959
Income tax receivable, due from affiliate ...........         -         33,758
                                                        ---------    ---------
       Total assets .................................   $ 169,348    $ 230,102
                                                        =========    =========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accrued liabilities .............................   $     -      $   2,121
Income tax payable, due to affiliate ................          55          -
Long-term debt ......................................         -         75,000
                                                        ---------    ---------
       Total liabilities ............................          55       77,121
                                                        ---------    ---------
Stockholders' equity:
     Common stock ...................................         112          108
     Additional paid-in-capital .....................      90,048       82,808
     Retained earnings ..............................     108,032       92,007
     Unamortized restricted stock compensation ......      (1,500)      (1,405)
     Less treasury stock ............................     (27,399)     (20,537)
                                                        ---------    ---------
        Total stockholders' equity ..................     169,293      152,981
                                                        ---------    ---------
        Total liabilities and stockholders' equity ..   $ 169,348    $ 230,102
                                                        =========    =========

                             SCHEDULE I (CONTINUED)

                         CONDENSED FINANCIAL INFORMATION
                                  OF REGISTRANT

                    FINLAY ENTERPRISES, INC. - PARENT COMPANY
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 YEARS ENDED
                                                                -----------------------------------------------
                                                                JANUARY 29,       JANUARY 31,       FEBRUARY 1,
                                                                   2005              2004              2003
                                                                -----------       -----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .............................................       $ 16,025          $  8,410          $  7,039
  Adjustments to reconcile net income to net cash provided
     by operating activities:
  Amortization of deferred financing costs ...............             67               207               206
  Loss on extinguishment of debt .........................          3,128               -                 -
  Equity in income of subsidiaries .......................        (19,487)          (13,244)          (11,819)
  Receipt of dividends from affiliate ....................         39,703            13,494            15,652
  Changes in operating assets and liabilities:
     (Increase) decrease in current assets ...............             20               (20)               14
     Increase (decrease) in accrued liabilities ..........         (1,005)              491               236
     Increase (decrease) in due to parent ................         42,464            (2,940)           (2,907)
                                                                 --------          --------          --------
        NET CASH PROVIDED BY OPERATING ACTIVITIES ........         80,915             6,398             8,421
                                                                 --------          --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Purchase and redemption of Senior Debentures ...........        (77,324)              -                 -
  Purchase of treasury stock .............................         (6,862)           (6,744)           (8,426)
  Stock options exercised ................................          3,936             1,321               704
                                                                 --------          --------          --------
        NET CASH USED IN FINANCING ACTIVITIES ............        (80,250)           (5,423)           (7,722)
                                                                 --------          --------          --------
        INCREASE IN CASH AND CASH EQUIVALENTS ............            665               975               699
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR .............          1,821               846               147
                                                                 --------          --------          --------
CASH AND CASH EQUIVALENTS, END OF YEAR ...................       $  2,486          $  1,821          $    846
                                                                 ========          ========          ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid ..........................................       $  4,079          $  6,741          $  6,742
                                                                 ========          ========          ========
  Income taxes paid ......................................       $     91          $     53          $     37
                                                                 ========          ========          ========

                             SCHEDULE I (CONTINUED)

                          NOTES TO CONDENSED FINANCIAL
                            INFORMATION OF REGISTRANT

                    FINLAY ENTERPRISES, INC. - PARENT COMPANY

ACCOUNTING POLICIES:
--------------------

     Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements of Finlay
Enterprises, Inc. (the "Company") in its 2004 Annual Report on Form 10-K.

     The investments in our subsidiaries are carried on the equity basis, which represents amounts invested less dividends received plus or minus our equity in the subsidiaries' income or loss to date. Significant intercompany balances and activities have not been eliminated in this unconsolidated financial information.

