Form 10-Q
period 2005-04-30
FINLAY ENTERPRISES INC /DE
filed 2005-06-09
CIK 878731

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        ---    THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended April 30, 2005

                                       or

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        ---    THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from _________ to __________

                         Commission File Number: 0-25716

                            FINLAY ENTERPRISES, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                          13-3492802
-------------------------------                             --------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

             529 Fifth Avenue, New York, NY                     10017
        ----------------------------------------              ----------
        (Address of principal executive offices)              (Zip Code)

                                 (212) 808-2800
              ---------------------------------------------------
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

                           Yes   X                   No
                               ------                   ------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                            Yes  X                   No
                               ------                   ------

As of June 3, 2005, there were 9,006,710 shares of common stock, par value $.01 per share, of the registrant outstanding.

                            FINLAY ENTERPRISES, INC.

                                    FORM 10-Q

                      QUARTERLY PERIOD ENDED APRIL 30, 2005

                                      INDEX


                                                                                                            PAGE(S)
                                                                                                            -------

PART I - FINANCIAL INFORMATION

         Item 1.           Consolidated Financial Statements (Unaudited)

                           Consolidated Statements of Operations for the thirteen weeks ended
                           April 30, 2005 and May 1, 2004......................................................1

                           Consolidated Balance Sheets as of April 30, 2005 and
                           January 29, 2005....................................................................2

                           Consolidated Statements of Changes in Stockholders' Equity and Comprehensive
                           Income (Loss) for the year ended January 29, 2005 and the thirteen weeks ended
                           April 30, 2005......................................................................3

                           Consolidated Statements of Cash Flows for the thirteen weeks ended
                           April 30, 2005 and May 1, 2004......................................................4

                           Notes to Consolidated Financial Statements..........................................5

         Item 2.           Management's Discussion and Analysis of

PART II - OTHER INFORMATION



PART I - FINANCIAL INFORMATION
  ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                         THIRTEEN WEEKS ENDED
                                                    ----------------------------
                                                                       MAY 1,
                                                      APRIL 30,        2004
                                                         2005      (AS RESTATED)
                                                    ------------   -------------

Sales ............................................   $   185,729    $   187,572
Cost of sales ....................................        92,299         91,843
                                                     -----------    -----------
    Gross margin .................................        93,430         95,729
Selling, general and administrative expenses .....        88,909         88,181
Depreciation and amortization ....................         4,120          4,389
                                                     -----------    -----------
    Income from operations .......................           401          3,159
Interest expense, net ............................         5,053          5,711
                                                     -----------    -----------
    Loss before income taxes .....................        (4,652)        (2,552)
Benefit for income taxes .........................        (1,838)          (995)
                                                     -----------    -----------
    Net loss .....................................   $    (2,814)   $    (1,557)
                                                     ===========    ===========

Net loss per share applicable to common shares:
          Basic net loss per share ...............   $     (0.31)   $     (0.18)
                                                     ===========    ===========
          Diluted net loss per share .............   $     (0.31)   $     (0.18)
                                                     ===========    ===========

Weighted average shares outstanding -
         basic and diluted .......................     8,977,355      8,794,290
                                                     ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                                          APRIL 30,   JANUARY 29,
                                                                            2005          2005
                                                                          ---------   -----------

                                      ASSETS
Current assets:
  Cash and cash equivalents ...........................................   $   4,761    $  64,443
  Accounts receivable - department stores .............................      42,350       22,598
  Other receivables ...................................................      37,841       35,692
  Merchandise inventories .............................................     295,752      278,589
  Prepaid expenses and other ..........................................       5,224        2,958
                                                                          ---------    ---------
     Total current assets .............................................     385,928      404,280
                                                                          ---------    ---------
Fixed assets:
  Building, equipment, fixtures and leasehold improvements ............     113,841      113,039
  Less - accumulated depreciation and amortization ....................      53,602       50,558
                                                                          ---------    ---------
     Fixed assets, net ................................................      60,239       62,481
                                                                          ---------    ---------
Deferred charges and other assets, net ................................      16,017       16,859
Goodwill ..............................................................      77,288       77,288
                                                                          ---------    ---------
     Total assets .....................................................   $ 539,472    $ 560,908
                                                                          =========    =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings ...............................................   $  11,087    $    --
  Accounts payable - trade ............................................      76,318      102,994
  Accrued liabilities:
     Accrued salaries and benefits ....................................      14,810       14,654
     Accrued miscellaneous taxes ......................................       5,754        7,242
     Accrued interest .................................................       7,262        3,120
     Deferred income ..................................................       6,984        8,449
     Deferred income taxes ............................................       6,128        6,593
     Other ............................................................      11,677       10,539
  Income taxes payable ................................................      10,329       16,479
                                                                          ---------    ---------
     Total current liabilities ........................................     150,349      170,070
Long-term debt ........................................................     200,000      200,000
Deferred income taxes .................................................      20,850       21,070
Other non-current liabilities .........................................         523          587
                                                                          ---------    ---------
     Total liabilities ................................................     371,722      391,727
                                                                          ---------    ---------
Commitments and contingencies (see Note 10)
Stockholders' equity:
  Common Stock, par value $.01 per share; authorized 25,000,000 shares;
     issued 11,214,614 and 11,197,281 shares, at April 30, 2005 and
     January 29, 2005, respectively ...................................         112          112
  Additional paid-in capital ..........................................      92,099       90,048
  Retained earnings ...................................................     105,218      108,032
  Unamortized restricted stock compensation ...........................      (2,414)      (1,500)
  Accumulated other comprehensive income (loss) .......................         134         (112)
  Less treasury stock of 2,207,904 shares, at both April 30, 2005 and
          January 29, 2005, at cost ...................................     (27,399)     (27,399)
                                                                          ---------    ---------
     Total stockholders' equity .......................................     167,750      169,181
                                                                          ---------    ---------
     Total liabilities and stockholders' equity .......................   $ 539,472    $ 560,908
                                                                          =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)



                                                                                ACCUMULATED
                                                                                  OTHER
                                                                               COMPREHENSIVE
                                                                                  INCOME
                                                                                  (LOSS)/
                                     COMMON STOCK                               UNAMORTIZED
                                 --------------------  ADDITIONAL               RESTRICTED                 TOTAL
                                   NUMBER               PAID-IN   RETAINED        STOCK       TREASURY  STOCKHOLDERS' COMPREHENSIVE
                                  OF SHARES  AMOUNT     CAPITAL   EARNINGS     COMPENSATION     STOCK     EQUITY      INCOME/(LOSS)
                                 ---------- --------- ----------  ---------    ------------  ---------- ------------  -------------

Balance, January 31, 2004 .....  9,017,921  $    108   $ 82,808   $ 92,007      $ (1,490)    $ (20,537)  $ 152,896

    Net income ................     --          --         --       16,025         --             --        16,025    $   16,025
    Change in fair value of
       gold forward contracts,
       net of tax                   --          --         --         --             (27)         --           (27)          (27)
                                                                                                                      -------------
    Comprehensive income ......                                                                                       $   16,052
                                                                                                                      =============
    Exercise of stock options
       and related tax benefit     364,201         4      4,964       --           --             --         4,968
    Issuance of restricted
       stock and restricted
       stock units ............     --          --        2,276       --          (1,453)         --           823
    Amortization of restricted
        stock and restricted
        stock units ...........     --          --         --         --           1,358          --         1,358
    Purchase of treasury stock    (392,745      --         --         --           --           (6,862)     (6,862)
                                 ---------   -------  ----------- ---------    ----------    ----------  ----------
Balance, January 29, 2005 .....  8,989,377       112     90,048    108,032        (1,612)      (27,399)    169,181

    Net loss ..................     --          --         --       (2,814)        --             --        (2,814)   $   (2,814)
    Change in fair value of
       gold forward contracts,
       net of tax                   --          --         --         --             246          --           246           246
                                                                                                                      -------------
    Comprehensive loss ........                                                                                       $   (2,568)
                                                                                                                      =============
    Exercise of stock options
       and related tax
       benefits ...............     17,333      --          209       --           --             --           209
    Issuance of restricted
       stock and restricted
       stock units ............     --          --        1,842       --          (1,149)         --           693
    Amortization of restricted
       stock and restricted
       stock units ............     --          --         --         --             235          --           235
                                 ---------  --------  ---------   ---------    ----------    ----------  ----------
Balance, April 30, 2005 .......  9,006,710  $    112   $ 92,099   $105,218      $ (2,280)    $ (27,399)  $ 167,750
                                 =========  ========  =========   =========    ==========    ==========  ==========



The accompanying notes are an integral part of these consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                 THIRTEEN WEEKS ENDED
                                                               --------------------------
                                                                               MAY 1,
                                                                 APRIL 30,     2004
                                                                   2005     (AS RESTATED)
                                                               -----------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss ..................................................   $  (2,814)   $  (1,557)
  Adjustments to reconcile net loss to net cash
      used in operating activities:
  Depreciation and amortization .............................       4,120        4,389
  Amortization of deferred financing costs ..................         312          258
  Amortization of restricted stock compensation
       and restricted stock units ...........................         235          235
  Deferred income tax provision .............................        (685)         381

  Other, net ................................................       1,141           34
    Changes in operating assets and liabilities:
     Increase in accounts and other receivables .............     (21,901)     (23,315)
     Increase in merchandise inventories ....................     (17,163)     (21,981)
     Increase in prepaid expenses and other .................      (2,266)      (2,185)
     Decrease in accounts payable and accrued liabilities ...     (46,063)     (56,618)
                                                                ---------    ---------
         NET CASH USED IN OPERATING ACTIVITIES ..............     (85,084)    (100,359)
                                                                ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and leasehold improvements      (2,152)      (3,120)
                                                                ---------    ---------
        NET CASH USED IN INVESTING ACTIVITIES ...............      (2,152)      (3,120)
                                                                ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility ...................     129,277      129,837
  Principal payments on revolving credit facility ...........    (118,190)    (116,299)
  Capitalized financing costs ...............................        (123)        --
  Bank overdraft ............................................      16,444        9,522
  Purchase of treasury stock ................................        --         (6,862)
  Stock options exercised ...................................         146        1,151
                                                                ---------    ---------
           NET CASH PROVIDED FROM FINANCING ACTIVITIES ......      27,554       17,349
                                                                ---------    ---------
           DECREASE IN CASH AND CASH EQUIVALENTS ............     (59,682)     (86,130)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..............      64,443       91,302
                                                                ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ....................   $   4,761    $   5,172
                                                                =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid ...........................................   $     599    $     577
                                                                =========    =========
    Income taxes paid .......................................   $   5,075    $   4,370
                                                                =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF ACCOUNTING AND PRESENTATION

     The accompanying unaudited consolidated financial statements of Finlay
Enterprises, Inc. (the "Company," the "Registrant," "we," "us" and "our"), and
its wholly-owned subsidiary, Finlay Fine Jewelry Corporation and its wholly-owned subsidiaries ("Finlay Jewelry"), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. References to "Finlay" mean collectively, the
Company and Finlay Jewelry. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of April 30, 2005, and our results of operations and cash flows for the thirteen weeks ended April 30, 2005 and May 1,
2004. Due to the seasonal nature of the business, results for interim periods are not indicative of annual results. The unaudited consolidated financial statements have been prepared on a basis consistent with that of the audited consolidated financial statements as of January 29, 2005 referred to below.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the
"Commission").

     These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our
Annual Report on Form 10-K for the fiscal year ended January 29, 2005 ("Form
10-K") previously filed with the Commission.

     Our fiscal year ends on the Saturday closest to January 31. References to
2005, 2004, 2003 and 2002 relate to the fiscal years ending January 28, 2006,
January 29, 2005, January 31, 2004 and February 1, 2003, respectively. Each of the fiscal years includes 52 weeks.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

     USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates include merchandise inventories, vendor allowances, finite-lived assets, self-insurance reserves, income taxes and other accruals. Actual results may differ from those estimates.

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

     The cost to us of gold merchandise sold on consignment, which typically varies with the price of gold, is not fixed until the merchandise is sold. We, at times, enter into forward contracts based upon the anticipated sales of gold product. Such contracts typically have durations ranging from one to nine months. At both April 30, 2005 and January 29, 2005, we had several open positions in gold forward

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

contracts totaling 22,050 fine troy ounces and 37,000 fine troy ounces, respectively, to purchase gold for $9.6 million and $16.1 million, respectively.
The fair value of gold under such contracts was $9.7 million and $15.8 million at April 30, 2005 and January 29, 2005, respectively.

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

      As of April 30, 2005 and January 29, 2005, deferred vendor allowances totaled (i) $13.1 million and $14.8 million, respectively, for owned merchandise, which allowances are included as an offset to merchandise inventories on the Consolidated Balance Sheets, and (ii) $7.0 million and $8.4 million, respectively, for merchandise received on consignment, which allowances are included as deferred income on the Consolidated Balance Sheets.

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

     We have designated our existing derivative instruments, consisting of gold forward contracts, as cash flow hedges. For derivative instruments designated as cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income, a separate component of stockholders' equity, and is reclassified into cost of sales when the offsetting effects of the hedged transaction impact earnings. Changes in the fair value of the derivative attributable to hedge ineffectiveness are recorded in earnings immediately. At April 30, 2005, the fair value of the gold forward contracts resulted in the recognition of an asset of $0.2 million. At January
29, 2005, the fair value of the gold forward contracts resulted in the recognition of a liability of $0.2 million. The amount recorded in accumulated other comprehensive income at April 30, 2005 of $0.1 million, net of tax, is expected to be reclassified into earnings during 2005. The amount recorded in

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

accumulated other comprehensive loss at January 29, 2005 of $0.1 million, net of tax, was reclassified into earnings in the first quarter of 2005.

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

     NET INCOME (LOSS) PER SHARE: Net loss per share has been computed in accordance with SFAS No. 128, "Earnings per Share". Basic and diluted net loss per share were calculated using the weighted average number of shares outstanding during each period, with options to purchase common stock, par value
$0.01 per share ("Common Stock"), restricted stock and restricted stock units, included in diluted net income per share, using the treasury stock method, to the extent that such options, restricted stock and restricted stock units were dilutive. As we had a net loss for the thirteen weeks ended April 30, 2005 and
May 1, 2004, the stock options, restricted stock and restricted stock units are not considered in the calculation of diluted net loss per share due to their anti-dilutive effect. As a result, the weighted average number of shares outstanding used for both the basic and diluted net loss per share calculations was the same. Total stock options, restricted stock and restricted stock units outstanding were 1,396,188 and 1,542,848 at April 30, 2005 and May 1, 2004,
respectively, at prices ranging from $7.05 to $24.31 per share in each period.
For the thirteen weeks ended April 30, 2005, 135,550 shares of restricted stock and 190,004 restricted stock units were excluded from the computation of diluted earnings per share. For the thirteen weeks ended May 1, 2004, 213,750 shares of restricted stock and 84,542 restricted stock units were excluded from the computation of diluted earnings per share. See Note 7.

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

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                          THIRTEEN WEEKS ENDED
                                                       ------------------------
                                                                      MAY 1,
                                                        APRIL 30,     2004
                                                           2005   (AS RESTATED)
                                                       ---------- -------------
                                                            (IN THOUSANDS)
Reported net loss ....................................   $(2,814)   $(1,557)
Add: Stock-based employee compensation expense
     determined under the fair value method,
     net of tax ......................................      (224)      (253)
Deduct: Stock-based employee compensation
     expense included in reported net loss,
     net of tax ......................................       190        174
                                                         -------    -------
Pro forma net loss ...................................   $(2,848)   $(1,636)
                                                         =======    =======

Basic and diluted net loss per share:
Reported net loss per share ..........................   $ (0.31)   $ (0.18)

                                                         =======    =======
Pro forma net loss per share .........................   $ (0.32)   $ (0.19)
                                                         =======    =======

         In December 2004, the FASB issued SFAS No. 123(R), "Accounting for
Stock-Based Compensation". This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Currently, only certain pro forma disclosures of fair value are required. Although we are in the process of determining the impact of this Statement on our results of operations, the historical impact for the thirteen weeks ended April 30, 2005 and May 1, 2004, respectively, under SFAS
No. 123 is shown in the table above.

       In March 2005, the Commission issued Staff Accounting Bulletin ("SAB")
No. 107 "Share-Based Payment." SAB No. 107 expresses views of the Commission staff regarding the interaction between SFAS No. 123(R) and certain Commission rules and regulations and provide the staff's views regarding the valuation of share-based payment arrangements. Subsequently, the Commission decided to delay the required implementation of SFAS No. 123(R) to years beginning after June 15,
2005. We will adopt SFAS No. 123(R) for the first quarter of fiscal 2006.

NOTE 3 - DESCRIPTION OF BUSINESS

     We conduct business through our wholly-owned subsidiary, Finlay Fine
Jewelry Corporation. We are a retailer of fine jewelry products and operate licensed fine jewelry departments in department stores throughout the United
States. The fourth quarter of 2004 accounted for approximately 41% of our sales and approximately 90% of our income from operations, due to the seasonality of the retail jewelry industry. During 2004, store groups owned by The May
Department Stores Company ("May") and Federated Department Stores, Inc.
("Federated") accounted for 59% (including Marshall Field's for the 2004 fiscal year) and 19% , respectively, of our sales.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - SHORT AND LONG-TERM DEBT

         On January 22, 2003, Finlay Jewelry's revolving credit agreement with
General Electric Capital Corporation ("GECC") and certain other lenders was amended and restated (the "Revolving Credit Agreement"). The Revolving Credit
Agreement, which matures in January 2008, provides Finlay Jewelry with a senior secured revolving line of credit up to $225.0 million (the "Revolving Credit
Facility"). At April 30, 2005, $11.1 million was outstanding under this facility, at which point the available borrowings were $192.7 million. The average amounts outstanding under the Revolving Credit Agreement were $11.8 million and $10.3 million for the thirteen weeks ended April 30, 2005 and May 1,
2004, respectively. The maximum amount outstanding for the thirteen weeks ended
April 30, 2005 was $32.6 million, at which point the available borrowings were an additional $174.3 million. Amounts outstanding under the Revolving Credit
Agreement bear interest at a rate equal to, at our option, (i) the prime rate plus a margin ranging from zero to 1.0% or (ii) the adjusted Eurodollar rate plus a margin ranging from 1.0% to 2.0%, in each case depending on our financial performance. The weighted average interest rate was 6.1% and 4.2% for the thirteen weeks ended April 30, 2005 and May 1, 2004, respectively.

      During 2004, we and Finlay Jewelry each commenced an offer to purchase for cash any and all of our 9% Senior Debentures, due May 1, 2008, having an aggregate principal amount of $75.0 million (the "Senior Debentures") and Finlay
Jewelry's 8-3/8% Senior Notes, due May 1, 2008, having an aggregate principal amount of $150.0 million (the "Senior Notes"), respectively. Holders of approximately 79% and 98% of the outstanding Senior Debentures and the outstanding Senior Notes, respectively, tendered their securities and consented to the proposed amendments to the related indentures. Additionally, during 2004,
Finlay Jewelry completed the sale of 8-3/8% Senior Notes, due June 1, 2012, having an aggregate principal amount of $200.0 million (the "New Senior Notes").
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

        The New Senior Notes are unsecured senior obligations and rank equally in right of payment with all of the existing and future unsubordinated indebtedness of Finlay Jewelry and senior to any future indebtedness of Finlay
Jewelry that is expressly subordinated to the New Senior Notes. The New Senior
Notes are effectively subordinated to (a) Finlay Jewelry's secured indebtedness, including obligations under its Revolving Credit Agreement and its Gold
Consignment Agreement (as defined herein), to the extent of the value of the assets securing such indebtedness, and (b) to the indebtedness and other liabilities (including trade payables) of its subsidiaries. Finlay Jewelry may redeem the New Senior Notes, in whole or in part, at any time on or after June
1, 2008 at specified redemption prices plus accrued and unpaid interest, if any, to the date of the redemption. In addition, before June 1, 2007, Finlay Jewelry may redeem up to 35% of the aggregate principal amount of the New Senior Notes with the net proceeds of certain equity offerings at 108.375% of the principal amount thereof, plus accrued interest to the redemption date. Upon certain change of control events, each holder of the New Senior

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

NOTE  5 - MERCHANDISE INVENTORIES

   Merchandise inventories consisted of the following:

                                                       APRIL 30,  JANUARY 29,
                                                         2005       2005
                                                      ----------- ----------
                                                           (IN THOUSANDS)
Jewelry goods - rings, watches and other fine jewelry
    (first-in, first-out ("FIFO")  basis) ...........   $314,832   $297,266
Less:  Excess of FIFO cost over LIFO inventory value      19,080     18,677
                                                        --------   --------
                                                        $295,752   $278,589
                                                        ========   ========

      During the third quarter of 2004, we changed our method of determining price indices used in the valuation of LIFO inventories. Prior to the third quarter of fiscal 2004, we determined our LIFO inventory value by utilizing selected producer price indices published for jewelry and watches by the BLS.
During the third quarter of fiscal 2004, we began applying internally developed indices that we believe more accurately measure inflation or deflation in the components of our merchandise and our merchandise mix than the BLS producer price indices. Additionally, we believe that this accounting change is an alternative accounting method that is preferable under the circumstances described above. The LIFO charge for the thirteen weeks ended April 30, 2005 was approximately $0.4 million. The net loss and net loss per share for the thirteen weeks ended May 1, 2004 have been restated to reflect this change in accordance with SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements".
Under the new accounting method, the LIFO charge for the thirteen weeks ended
May 1, 2004, was approximately $0.3 million compared to $0.8 million, as previously reported. The following table presents the net loss and net loss per share for the thirteen weeks ended May 1, 2004, as restated:

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - MERCHANDISE INVENTORIES (CONTINUED)

                                                                 THIRTEEN WEEKS
                                                                      ENDED
                                                                      MAY 1,
                                                                      2004
                                                                ---------------
                                                                 (IN THOUSANDS)
      NET LOSS:
      Net loss, as previously reported.....................      $     (1,857)
      Impact of change in LIFO inventory valuation
           method, net of tax .............................               300
                                                                ---------------
      Net loss, as restated................................      $     (1,557)
                                                                ===============

      BASIC AND DILUTED NET LOSS PER SHARE:
      Basic and diluted net loss per share, as previously
           reported .......................................      $      (0.21)
       Impact of change in LIFO inventory valuation
           method, net of tax..............................              0.03
                                                                ---------------
      Basic and diluted net loss per share, as restated ...      $      (0.18)
                                                                ===============

     Approximately $358.9 million and $349.7 million at April 30, 2005 and
January 29, 2005, respectively, of merchandise received on consignment is not included in merchandise inventories and accounts payable-trade in the accompanying Consolidated Balance Sheets.

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

     Finlay Jewelry's Gold Consignment Agreement matures on July 31, 2005, and permits Finlay Jewelry to consign up to the lesser of (i) 165,000 fine troy ounces or (ii) $50.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. Finlay Jewelry is currently in the process of extending the term of the Gold Consignment Agreement. In the event this agreement is terminated, Finlay Jewelry would be required to return the gold or purchase the outstanding gold at the prevailing gold rate in effect on that date. At April 30, 2005 and January 29, 2005, amounts outstanding under the Gold
Consignment Agreement totaled 113,892 and 116,687 fine troy ounces, respectively, valued at $49.6 million and $49.8 million, respectively. In the event this agreement is terminated, Finlay Jewelry will be required to return the gold or purchase the outstanding gold at the prevailing gold rate in effect on that date. For financial statement purposes, the consigned gold is not included in merchandise inventories on the Consolidated Balance Sheets and, therefore, no related liability has been recorded.

NOTE 6 - LICENSE AGREEMENTS WITH DEPARTMENT STORES AND LEASE
         AGREEMENTS

     We conduct the majority of our operations as licensed departments in department stores. All of the department store licenses provide that, except under limited circumstances, the title to certain of our fixed assets transfers upon termination of the licenses, and that we will receive certain reimbursements for the undepreciated value of such fixed assets from the host store in the event such transfers occur. The

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - LICENSE AGREEMENTS WITH DEPARTMENT STORES AND LEASE
         AGREEMENTS (CONTINUED)

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

                                         THIRTEEN WEEKS ENDED
                                   ---------------------------------
                                     APRIL 30,            MAY 1,
                                       2005               2004
                                   --------------     --------------
                                            (IN THOUSANDS)
     Minimum fees..............    $     1,942        $     2,028
     Contingent fees...........         29,674             29,768
                                   --------------     --------------
       Total...................    $    31,616        $    31,796
                                   ==============     ==============

NOTE 7 - STOCK REPURCHASE PROGRAM AND RESTRICTED STOCK AWARDS

      Pursuant to our stock repurchase program we may, at the discretion of management, purchase up to $12.6 million of our Common Stock, from time to time through September 30, 2005. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, availability under the Revolving Credit Facility, compliance with certain restrictive covenants and our cash position and requirements going forward. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. As of
April 30, 2005, and from inception of the program, we have repurchased a total of 2,207,904 shares for $27.4 million.

      In February 2001, an executive officer of the Company was issued 100,000 shares of Common Stock, subject to restrictions ("Restricted Stock"), pursuant to a restricted stock agreement. The Restricted Stock became fully vested on
January 29, 2005 and was accounted for as a component of stockholders' equity.
Compensation expense of approximately $1.2 million has been amortized over four years and totaled approximately $76,000 for the thirteen weeks ended May 1,
2004.

       In August 2003, an executive officer of the Company was issued an additional 50,000 shares of Restricted Stock pursuant to a restricted stock agreement. Fifty percent of the Restricted Stock became fully vested on January
29, 2005, and was accounted for as a component of stockholders' equity.
Compensation expense of approximately $0.4 million has been amortized over the vesting period and totaled approximately $66,000 for the thirteen weeks ended
May 1, 2004. The remaining 50% of the Restricted Stock becomes fully vested on
June 30, 2007 and has been accounted for as a component of stockholders' equity.
Compensation expense of approximately $0.4 million is being amortized over the

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCK REPURCHASE PROGRAM AND RESTRICTED STOCK AWARDS (CONTINUED)

vesting period and totaled approximately $25,000 for each of the thirteen week periods ended April 30, 2005 and May 1, 2004.

       In October 2003, certain executives of the Company were awarded a total of 31,250 shares of Restricted Stock, pursuant to restricted stock agreements.
The Restricted Stock becomes fully vested after four years of continuous employment with the Company and is accounted for as a component of stockholders'
equity with respect to unamortized restricted stock compensation. However, such shares are not considered outstanding. Compensation expense of approximately
$0.5 million is being amortized over four years and totaled approximately
$30,000 for each of the thirteen week periods ended April 30, 2005 and May 1,
2004.

      In April 2004, certain executives of the Company were awarded a total of
32,500 shares of Restricted Stock, pursuant to restricted stock agreements. The
Restricted Stock becomes fully vested after two years of continuous employment with the Company and is accounted for as a component of stockholders' equity with respect to unamortized restricted stock compensation. However, such shares are not considered outstanding. Compensation expense of approximately $0.6 million is being amortized over two years and totaled approximately $78,000 for the thirteen weeks ended April 30, 2005.

     In April 2005, certain executives of the Company were awarded a total of
46,800 shares of Restricted Stock, pursuant to restricted stock agreements. The
Restricted Stock becomes fully vested after three years of continuous employment with the Company and is accounted for as a component of stockholders' equity with respect to unamortized restricted stock compensation. However, such shares are not considered outstanding. Compensation expense of approximately $0.6 million is being amortized over three years.

NOTE 8 - EXECUTIVE AND DIRECTOR DEFERRED COMPENSATION AND STOCK PURCHASE PLANS

       In April 2003, the Board of Directors adopted the Executive Deferred
Compensation and Stock Purchase Plan and the Director Deferred Compensation and
Stock Purchase Plan, which was approved by our stockholders on June 19, 2003
(the "RSU Plans"). Under the RSU Plans, key executives and our non-employee directors as designated by our Compensation Committee, are eligible to acquire restricted stock units ("RSUs"). An RSU is a unit of measurement equivalent to one share of common stock, but with none of the attendant rights of a stockholder of a share of common stock. Two types of RSUs are awarded under the
RSU Plans: (i) participant RSUs, where a plan participant may elect to defer, in the case of an executive employee, a portion of his or her actual or target bonus, and in the case of a non-employee director, his or her retainer fees and
Committee chairmanship fees, and receive RSUs in lieu thereof and (ii) matching
RSUs, where we credit a participant's plan account with one matching RSU for each participant RSU that a participant elects to purchase. While participant
RSUs are fully vested at all times, matching RSUs are subject to vesting and forfeiture as set forth in the RSU Plans. At the time of distribution under the
RSU Plans, RSUs are converted into actual shares of Common Stock. As of April
30, 2005, 190,004 restricted stock units have been awarded under the RSU Plans.
Amortization for the thirteen weeks ended April 30, 2005 and May 1, 2004 totaled approximately $0.1 million and $40,000, respectively.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - DEPARTMENT CLOSINGS

      In July 2003, May announced its intention to divest 32 Lord & Taylor stores, as well as two other stores in its Famous-Barr division resulting in the closure of two departments during the thirteen weeks ended April 30, 2005. For the thirteen weeks ended April 30, 2005 and May 1, 2004, we recorded charges of approximately $33,000 and $0.4 million, respectively, relating to the accelerated depreciation of fixed assets, the loss on disposal of fixed assets and severance.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

      From time to time, we are involved in litigation arising out of our operations in the normal course of business. As of June 3, 2005, we are not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our business, results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our consolidated financial statements.

     In November 2004, we entered into a new employment agreement with a senior executive. The new employment agreement has a term of four years commencing on
January 30, 2005 and ending on January 31, 2009, unless earlier terminated in accordance with the provisions of the employment agreement. The agreement provides an annual salary level of approximately $1.0 million as well as incentive compensation based on meeting specific financial goals.

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

     We have not provided any third-party financial guarantees as of April 30,
2005 and January 29, 2005.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - SUBSEQUENT EVENT

      On May 19, 2005, we signed a definitive merger agreement and closed the previously announced acquisition of Carlyle & Co. Jewelers ("Carlyle"). The purchase price was approximately $29.0 million and was financed with additional borrowings under the Revolving Credit Agreement. Founded in North Carolina in
1922, Carlyle is located primarily in the southeastern United States, with 34 specialty jewelry stores operating under the Carlyle & Co., J.E. Caldwell & Co.
and Park Promenade trade names and had annual sales of $86.0 million during its last fiscal year. The Carlyle subsidiaries will operate as a separate division of Finlay Jewelry.

       In Carlyle's most recent fiscal year, average borrowings under their revolving credit facility were approximately $20.0 million. This facility was terminated and paid in full at the closing and Carlyle's cash requirements going forward will be funded under Finlay's Revolving Credit Agreement. In connection with the acquisition, we replaced the existing Revolving Credit Agreement and entered into an amended and restated credit agreement (the "Restated Credit
Agreement") with GECC and certain other lenders and Finlay Jewelry entered into a consent and amendment to the Gold Consignment Agreement (the "Gold Consignment
Amendment"), to, among other things, permit the acquisition transaction. In addition, Carlyle and its subsidiaries, together with Finlay Jewelry, entered into supplemental indentures and guarantees (the "Supplemental Indentures") to guarantee obligations of Finlay Jewelry under the New Senior Notes.

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

         o    CRITICAL ACCOUNTING POLICIES AND ESTIMATES - This section
              discusses those accounting policies that are considered both important to our financial condition and results of operations, and require us to exercise subjective or complex judgments in their application. In addition, all of our significant accounting policies, including critical accounting policies, are summarized in Note 2 to the consolidated financial statements included in our Form 10-K.

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

         On May 19, 2005, we signed a definitive merger agreement and closed the previously announced acquisition of Carlyle. The purchase price was approximately $29.0 million and was financed with additional borrowings under our Revolving Credit Agreement. Founded in North Carolina in 1922, Carlyle is
located primarily in the southeastern United States, with 34 specialty jewelry stores and annual sales of $86.0 million during its last fiscal year. Unless otherwise indicated, the following discussion excludes Carlyle as the acquisition closed subsequent to April 30, 2005.

EXECUTIVE OVERVIEW

OUR BUSINESS

     We are one of the leading retailers of fine jewelry in the United States and operate fine jewelry departments in major department stores for retailers such as May and Federated. We sell a broad selection of moderately priced jewelry, with an average sales price of approximately $201 per item. As of April
30, 2005, we operated 962 locations in 16 host store groups, in 46 states and the District of Columbia.

     Our primary focus is to offer desirable and competitively priced products, a breadth of merchandise assortments and to provide exceptional customer service. Our ability to quickly identify emerging trends and maintain strong relationships with vendors has enabled us to present superior assortments in our showcases. We believe that we are an important contributor to each of our host store groups and we continue to seek opportunities to penetrate the department store segment. By outsourcing their fine jewelry departments to us, host store groups gain our expertise in merchandising, selling and marketing jewelry and customer service. Additionally, by avoiding high working capital investments typically required of the traditional retail jewelry business, host stores improve their return on investment and increase their profitability. As a licensee, we benefit from the host stores' reputation, customer traffic, credit services and established customer base. We also avoid the substantial capital investment in fixed assets typical of a stand-alone retail format. In recent years, on average, approximately 50% of our merchandise has been carried on consignment, which reduces our inventory exposure to changing fashion trends.
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

     o    Operating margin rate (income from operations divided by net sales)
          which is an indicator of our success in leveraging our fixed costs and managing our variable costs. Key components of income from operations which management focuses on, include monitoring gross margin levels as well as continued emphasis on leveraging our SG&A.

FIRST QUARTER HIGHLIGHTS

     Total sales were $185.7 million for the thirteen weeks ended April 30, 2005 compared to $187.6 million for the thirteen weeks ended May 1, 2004, a decrease of 1.0%. Comparable department sales increased 0.5%. Gross margin decreased by
$2.3 million compared to 2004, and as a percentage of sales, gross margin decreased by 0.7% from 51.0% to 50.3%. SG&A increased $0.7 million and as a percentage of sales, SG&A increased 0.9% from 47.0% to 47.9%. Borrowings under the Revolving Credit Agreement decreased slightly by $2.5 million at April 30,
2005 as compared to May 1, 2004. Maximum outstanding borrowings during the thirteen weeks ended April 30, 2005 were $32.6 million, at which point the available borrowings under the Revolving Credit Agreement were an additional
$174.3 million.

OPPORTUNITIES

     We believe that current trends in jewelry retailing provide a significant opportunity for our future growth. Consumers spent approximately $57.0 billion on jewelry (including both fine jewelry and

costume jewelry) in the United States in calendar year 2004, an increase of approximately $21.0 billion over 1994, according to the United States Department of Commerce. In the department store sector in which we operate, consumers spent an estimated $4.1 billion on fine jewelry in calendar year 2003. Our management believes that demographic factors such as the maturing U.S. population and an increase in the number of working women, have resulted in greater disposable income, thus contributing to the growth of the fine jewelry retailing industry.
Our management also believes that jewelry consumers today increasingly perceive fine jewelry as a fashion accessory, resulting in purchases which augment our gift and special occasion sales.

     An important initiative and focus of management is developing opportunities for our growth. We consider it a high priority to identify new businesses that offer growth, financial viability and manageability and will have a positive impact on shareholder value. As discussed above, we completed the acquisition of
Carlyle on May 19, 2005.

     In 2004, we tested moissanite merchandise (moissanite is a lab-created stone with greater brilliance and luster than a diamond) in certain departments.
This new category of merchandise will be expanded to additional departments during 2005 and is estimated to generate sales of $10-$15 million on an annual basis.

     Additional growth opportunities exist with respect to opening departments within existing host store groups that do not currently operate jewelry departments. Such opportunities exist within Dillard's and Belk's. During 2003 and 2004, we added a total of 24 new departments in Dillard's and Belks and plan to add seven more departments within these host store groups during 2005.

     Since November 2003, we have been selling fine jewelry on the SmartBargains internet site and fulfilling this e-business through our distribution center.
Sales generated during 2004 totaled approximately $8.0 million. We will continue to seek to identify complementary businesses to leverage our core competencies in the jewelry industry.

   We continue to seek growth opportunities and plan to continue to pursue the following key initiatives to further increase sales and earnings:

     o    Increase comparable department sales;

     o    Add departments within existing host store groups;

     o    Add new stores to the Carlyle division;

     o    Expand our most productive departments;

     o    Identify and acquire new businesses;

     o    Open new channels of distribution;

     o    Introduce new fashion trends;

     o    Add new host store relationships;

     o    Continue to raise customer service standards;

     o    Strengthen selling teams through training programs;

     o    Continue to improve operating leverage;

     o    De-leverage the balance sheet; and

     o    Continue our stock repurchase program.

RISKS AND UNCERTAINTIES

      The risks and challenges facing our business include:

          o    Host store consolidation; and

          o    Dependence on or loss of certain host store relationships.

      During 2004, approximately 59% (including Marshall Field's for the 2004 fiscal year) and 19% of our sales were generated by departments operated in store groups owned by May and Federated, respectively. We have operated departments with May since 1948 and with Federated since 1983. We believe that our relationships with these host stores are excellent. Nevertheless, a decision by either company, or certain of our other host store groups, to terminate existing relationships, to assume the operation of those departments themselves, or to close significant number of stores would have a material adverse effect on our business and financial condition.

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

      During 2003, May announced its intention to close certain of its smaller, less profitable stores, including 32 Lord & Taylor stores, as well as two stores in its Famous-Barr division, resulting in the closure of two departments during the thirteen weeks ended April 30, 2005. Through April 30, 2005, a total of 29 stores have closed.

RESULTS OF OPERATIONS

     The following table sets forth operating results as a percentage of sales for the periods indicated. The discussion that follows should be read in conjunction with the following table:

STATEMENTS OF OPERATIONS DATA
                                                       THIRTEEN WEEKS ENDED
                                                    ----------------------------
                                                                      MAY 1,
                                                      APRIL 30,        2004
                                                       2005        (AS RESTATED)
                                                    -----------    -----------
  Sales..........................................     100.0%         100.0%
  Cost of sales..................................      49.7           49.0
                                                    -----------    -----------
      Gross margin...............................      50.3           51.0
  Selling, general and administrative expenses...      47.9           47.0
  Depreciation and amortization..................       2.2            2.3
                                                    -----------    -----------
      Income from operations.....................       0.2            1.7
  Interest expense, net..........................       2.7            3.0
                                                    -----------    -----------
      Loss before income taxes...................      (2.5)          (1.3)
  Benefit for income taxes.......................      (1.0)          (0.5)
                                                    -----------    -----------
      Net loss...................................      (1.5)%         (0.8)%
                                                    ===========    ===========

THIRTEEN WEEKS ENDED APRIL 30, 2005 COMPARED WITH THIRTEEN WEEKS ENDED MAY 1, 2004

     SALES. Sales for the thirteen weeks ended April 30, 2005 decreased $1.8 million, or 1.0%, over the comparable period in 2004. Comparable department sales (departments open for the same months during the comparable periods)
increased 0.5%. We attribute the decrease in sales primarily to the continued
challenging retail environment.

     During the thirteen weeks ended April 30, 2005, we opened four departments, including two departments in Dillard's and closed four departments. The openings and closings were all within existing store groups.

     GROSS MARGIN. Gross margin decreased by $2.3 million in 2005 compared to
2004, and, as a percentage of sales, gross margin decreased by 0.7%. The components of this 0.7% net decrease in gross margin are as follows:



            COMPONENT                         %                                 REASON
-----------------------------------    ----------------    -----------------------------------------------------------

Merchandise cost of sales.........           (0.4)%        Increase in merchandise cost of sales is due to our
                                                           continued efforts to increase market penetration and market share through our pricing strategy, the mix of sales with
                                                           increased sales in the diamond, designer and clearance
                                                           categories which have lower margins than other categories, as well as the increased price of gold.

Other ............................           (0.3)%        Increase in other cost of sales is due to the net increase in various other components of cost of sales.
                                            -------
             Total ...............           (0.7)%
                                            ======


     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The components of SG&A include payroll expense, license fees, net advertising expenditures and other field and administrative expenses. SG&A increased $0.7 million, or 0.8%. As a percentage of sales, SG&A increased by 0.9%. The components of this 0.9% net increase in SG&A are as follows:



            COMPONENT                         %                                 REASON
-----------------------------------    ----------------    ----------------------------------------------------------

Net advertising expenditures......           0.4           Decrease is due to lower gross advertising expenditures
                                                           and increased vendor support.

Payroll and  other expenses.......          (1.3)          The increase in payroll and other expenses is due to lower than expected same store sales negatively impacting the
                                                           leveraging of these expenses.
                                           -------
             Total ...............          (0.9)%
                                           =======


     DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased by
$0.3 million reflecting additional depreciation and amortization as a result of capital expenditures for the most recent twelve months, offset by the effect of certain assets becoming fully depreciated.

     INTEREST EXPENSE, NET. Interest expense decreased by $0.7 million primarily due to a decrease in average borrowings from $235.3 million in 2004 to $211.8 million in 2005 as well as a slight decrease in the weighted average interest rate (8.3% for 2005 compared to 8.4% for 2004) as a result of the refinancing of the Senior Debentures and the Senior Notes.

      BENEFIT FOR INCOME TAXES. The income tax benefit for the 2005 and 2004 periods reflects effective tax rates of 39.5% and 39.0%, respectively.

     NET LOSS. Net loss of $2.8 million for the 2005 period represents an increased loss of $1.2 million as compared to the net loss of $1.6 million in the prior period as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

       Information about our financial position as of April 30, 2005 and
January 29, 2005 is presented in the following table:

                                                    APRIL 30,    JANUARY 29,
                                                     2005            2005
                                                  ------------  -------------
                                                     (DOLLARS IN THOUSANDS)
          Cash and cash equivalents.........       $   4,761      $   64,443
          Working capital...................         235,579         234,210
          Long-term debt....................         200,000         200,000
          Stockholders' equity..............         167,750         169,181

     Our primary capital requirements are for funding working capital for new departments and for growth of existing departments, as well as debt service obligations and license fees to host store groups, and, to a lesser extent, capital expenditures for opening new departments, renovating existing departments and information technology investments. For 2004, capital expenditures totaled $12.7 million and for 2005 are estimated to be approximately $10 to $12 million, excluding any impact from the Carlyle acquisition. Although capital expenditures are limited by the terms of the
Revolving Credit Agreement, to date, this limitation has not precluded us from satisfying our capital expenditure requirements.

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

     Cash flows provided from (used in) operating, investing and financing activities for the thirteen weeks ended April 30, 2005 and May 1, 2004 were as follows:

                                                       THIRTEEN WEEKS ENDED
                                                    --------------------------
                                                                     MAY 1,
                                                      APRIL 30,       2004
                                                        2005     (AS RESTATED)
                                                    -----------  -------------
                                                      (DOLLARS IN THOUSANDS)
     Operating activities ........................   $ (85,084)   $(100,359)
     Investing activities ........................      (2,152)      (3,120)
     Financing activities ........................      27,554       17,349
                                                     ---------    ---------
           Net decrease in cash and cash
                 equivalents .....................   $ (59,682)   $ (86,130)
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
Operating cash outflows include payments to vendors for inventory, services and supplies, payments for employee payroll, license fees and payments of interest and taxes. Net cash flows used in operating activities were $85.1 million and
$100.4 million for the thirteen weeks ended April 30, 2005 and May 1, 2004, respectively.

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
Our working capital balance was $235.6 million at April 30, 2005, an increase of
$1.4 million from January 29, 2005.

     The seasonality of our business causes working capital requirements, and therefore, borrowings under the Revolving Credit Agreement, to reach their highest level in the months of October, November and December in anticipation of the year-end holiday season. Accordingly, we experience seasonal cash needs as inventory levels peak. Additionally, substantially all of our license agreements provide for accelerated payments during the months of November and December, which require the host store groups to remit to us 75% of the estimated months'
sales prior to or shortly following the end of that month. These proceeds result in a significant increase in our cash, which is used to reduce our borrowings under the Revolving Credit Agreement. Inventory levels increased by $17.2 million, or 6.2%, as compared to January 29, 2005 as a result of the seasonal increase in inventory for the Mother's Day period.

INVESTING ACTIVITIES

      Net cash used in investing activities, consisting of payments for capital expenditures, was $2.2 million and $3.1 million for the thirteen weeks ended
April 30, 2005 and May 1, 2004, respectively. Capital expenditures during each period related primarily to expenditures for new department openings and renovations.

FINANCING ACTIVITIES

     Proceeds from, and principal payments on, the Revolving Credit Facility have been our primary financing activities. Net cash provided from financing activities was $27.6 million for the thirteen weeks ended April 30, 2005, consisting principally of proceeds from, and principal payments on, the
Revolving Credit Facility and funds received from stock option exercises. Net cash provided from financing activities was $17.3 million for the thirteen weeks ended May 1, 2004.

     Our Revolving Credit Agreement, which expires in January 2008, provides us with a line of credit of up to $225.0 million to finance working capital needs.
Amounts outstanding under the Revolving Credit Agreement bear interest at a rate equal to, at our option, (i) the prime rate plus a margin ranging from zero to
1.0% or (ii) the adjusted Eurodollar rate plus a margin ranging from 1.0% to
2.0%, in each case depending on our financial performance. The weighted average interest rate was 6.1% and 4.2% for the thirteen weeks ended April 30, 2005 and
May 1, 2004, respectively.

      In each year, we are required to reduce the outstanding revolving credit balance and letter of credit balance under the Revolving Credit Agreement to
$50.0 million or less and $20.0 million or less, respectively, for a 30 consecutive day period (the "Balance Reduction Requirement"). Borrowings under the Revolving Credit Agreement were $11.1 million at April 30, 2005, compared to a zero balance at January 29, 2005 and $13.5 million at May 1, 2004. The average amounts outstanding under the Revolving Credit Agreement were $11.8 million and
$10.3 million for the thirteen weeks ended April 30, 2005 and May 1, 2004, respectively. The maximum amount outstanding for the thirteen weeks ended April
30, 2005 was $32.6 million, at which point the available borrowings were an additional $174.3 million.

     On May 19, 2005, we signed a definitive merger agreement and closed the previously announced acquisition of Carlyle. The purchase price was approximately $29.0 million and was financed with additional borrowings under the Revolving Credit Agreement. In Carlyle's most recent fiscal year, average borrowings under their revolving credit facility were approximately $20.0 million. This facility was terminated and paid in full at the closing and
Carlyle's cash requirements going forward will be funded under Finlay's
Revolving Credit Agreement. As a result of the acquisition of Carlyle, we anticipate that borrowings under our Revolving Credit Agreement will increase by approximately $50.0 million over last year. In connection with the acquisition, we replaced the existing Revolving Credit Agreement and entered into the
Restated Credit Agreement with GECC and certain other lenders and Finlay Jewelry entered into the Gold Consignment Amendment, to, among other things, permit the acquisition transaction. In addition, Carlyle and its subsidiaries, together with Finlay Jewelry, entered into the Supplemental Indenture to guarantee obligations of Finlay Jewelry under the New Senior Notes.

     During 2004, we and Finlay Jewelry each commenced an offer to purchase for cash any and all of our Senior Debentures and Finlay Jewelry's Senior Notes,
respectively. Holders of approximately 79% and 98% of the outstanding Senior
Debentures and the outstanding Senior Notes, respectively, tendered their securities and consented to the proposed amendments to the related indentures.
Additionally, during 2004, Finlay Jewelry completed the sale of the New Senior
Notes. Interest on the New Senior Notes is payable semi-annually on June 1 and
December 1 of each year and commenced on December 1, 2004.

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

      In the past, a significant amount of our operating cash flow has been used to pay interest with respect to the Senior Debentures, the Senior Notes and amounts due under the Revolving Credit Agreement, including the payments required pursuant to the Balance Reduction Requirement. Although the Senior
Debentures and the Senior Notes are no longer outstanding as a result of the refinancing, a significant amount of our operating cash flow will still be needed to pay interest with respect to the New Senior Notes and amounts due under the Revolving Credit Agreement, including payments required under the
Balance Reduction Requirement. As of April 30, 2005, our outstanding borrowings were $211.1 million, which included a $200.0 million balance under the New
Senior Notes and $11.1 million balance under the Revolving Credit Agreement, compared to $238.5 million as of May 1, 2004.

      Our agreements covering the Revolving Credit Agreement and the New Senior
Notes each require that we comply with certain restrictive and financial covenants. In addition, Finlay Jewelry is a party to the Gold Consignment
Agreement, which also contains certain covenants. As of and for the thirteen weeks ended April 30, 2005, we are in compliance with all of our covenants. We expect to be in compliance with all of our covenants through 2005. Because compliance is based, in part, on our management's estimates and actual results can differ from those estimates, there can be no assurance that we will be in compliance with the covenants in the future or that the lenders will waive or amend any of the covenants should we be in violation thereof. We believe the assumptions used are appropriate.

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

     We believe that, based upon current operations, anticipated growth and continued availability under the Revolving Credit Agreement, Finlay Jewelry will, for the foreseeable future, be able to meet its debt service and anticipated working capital obligations and to make distributions sufficient to permit us to pay certain expenses as they come due. No assurances, however, can be given that Finlay Jewelry's current level of operating results will continue or improve or that Finlay Jewelry's income from operations will continue to be sufficient to permit Finlay Jewelry to meet its debt service and other obligations. Currently, Finlay Jewelry's principal financing arrangements restrict the amount of annual distributions, including those required to fund stock repurchases, from Finlay Jewelry to us. The amounts required to satisfy the aggregate of Finlay Jewelry's interest expense totaled $0.6 million for each of the thirteen week periods ended April 30, 2005 and May 1, 2004.

     Our long-term needs for external financing will depend on our rate of growth, the level of internally generated funds and the ability to continue obtaining substantial amounts of merchandise on advantageous terms, including consignment arrangements with our vendors. As of April 30, 2005, $358.9 million of consignment merchandise from approximately 300 vendors was on hand as compared to $370.3 million at May 1, 2004. For 2004, we had an average balance of consignment merchandise of $365.2 million.

      The following table summarizes our contractual and commercial obligations which may have an impact on future liquidity and the availability of capital resources, as of April 30, 2005 (dollars in thousands):



                                                                         PAYMENTS DUE BY PERIOD
                                              ----------------------------------------------------------------------------
      CONTRACTUAL OBLIGATIONS                  TOTAL      LESS THAN 1 YEAR   1 - 3 YEARS   3 - 5 YEARS   MORE THAN 5 YEARS
      -----------------------                 --------    ----------------   -----------   -----------   -----------------

Long-Term Debt Obligations:
    New Senior Notes (due 2012) (1) .......   $200,000        $   --          $   --        $   --          $200,000
Interest payments on New Senior Notes .....    125,625          16,750          33,500        33,500          41,875
Operating lease obligations (2) ...........      7,054           1,942           3,834         1,278            --
Revolving Credit Agreement (due 2008) (3) .     11,087          11,087            --            --              --
Gold Consignment Agreement (expires 2005) .     49,623          49,623            --            --              --
Gold forward contracts ....................      9,574           9,574            --            --              --
Employment agreement (expires 2008) .......      3,750             750           2,000         1,000            --
Letters of credit .........................     12,590          12,340            --             250            --
                                              --------        --------        --------      --------        --------
   Total ..................................   $419,303        $102,066        $ 39,334      $ 36,028         241,875
                                              ========        ========        ========      ========        ========


-----------------
(1)  On June 3, 2004, Finlay Jewelry issued $200.0 million of New Senior Notes due 2012. Refer to Note 4 of Notes to the Consolidated Financial
     Statements.

(2)  Represents future minimum payments under noncancellable operating leases as of January 29, 2005.

(3)  The outstanding balance under the Revolving Credit Agreement at June 3,
     2005 was $105.5 million.

      The operating leases included in the above table do not include contingent rent based upon sales volume or variable costs such as maintenance, insurance and taxes. Our open purchase orders are cancelable without penalty and are therefore not included in the above table. There were no commercial commitments outstanding as of April 30, 2005, other than as disclosed in the table above, nor have we provided any third-party financial guarantees as of and for the thirteen weeks ended April 30, 2005.

OFF-BALANCE SHEET ARRANGEMENTS

     Finlay Jewelry's Gold Consignment Agreement enables Finlay Jewelry to receive consignment merchandise by providing gold, or otherwise making payment, to certain vendors. While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to the gold consignor. The Gold Consignment Agreement matures on July 31, 2005 and permits
Finlay Jewelry to consign up to the lesser of (i) 165,000 fine troy ounces or
(ii) $50.0 million worth of gold, subject to a formula as prescribed by the Gold
Consignment Agreement. Finlay Jewelry is currently in the process of extending the term of the Gold Consignment Agreement. At April 30, 2005, amounts outstanding under the Gold Consignment Agreement totaled 113,892 fine troy ounces, valued at $49.6 million. The average amount outstanding under the Gold
Consignment Agreement was $48.9 million in 2004. In the event this agreement is terminated, Finlay Jewelry would be required to return the gold or purchase the outstanding gold at the prevailing gold rate in effect on that date. For financial statement purposes, the consigned gold is not included in merchandise inventories on the Consolidated Balance Sheets and, therefore, no related liability has been recorded.

     The Gold Consignment Agreement requires Finlay Jewelry to comply with certain covenants, including restrictions on the incurrence of certain indebtedness, the creation of liens, engaging in transactions with affiliates and limitations on the payment of dividends. In addition, the Gold Consignment
Agreement also contains various financial covenants, including minimum earnings and fixed charge coverage ratio requirements and certain maximum debt limitations. At April 30, 2005, Finlay Jewelry was in compliance with all of its covenants under the Gold Consignment Agreement.

     We have not created, and are not party to, any off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.

OTHER ACTIVITIES AFFECTING LIQUIDITY

     In November 2004, we entered into a new employment agreement with a senior executive. The new employment agreement has a term of four years commencing on
January 30, 2005 and ending on January 31, 2009, unless earlier terminated in accordance with the provisions of the employment agreement. The agreement provides an annual salary level of approximately $1.0 million as well as incentive compensation based on meeting specific financial goals.

     From time to time, we enter into forward contracts based upon the anticipated sales of gold product in order to hedge against the risk arising from our payment arrangements. At April 30, 2005, we had several open positions in gold forward contracts totaling 22,050 fine troy ounces, to purchase gold for
$9.6 million. There can be no assurance that these hedging techniques will be successful or that hedging transactions will not adversely affect our results of operations or financial position.

SEASONALITY

     Our business is highly seasonal, with a significant portion of our sales and income from operations generated during the fourth quarter of each year, which includes the year-end holiday season. The fourth quarter of 2004 accounted for approximately 41% of our sales and approximately 90% of our income from operations. We have typically experienced net losses in the first three quarters of our fiscal year. During these periods, working capital requirements have been funded by borrowings under the Revolving Credit Agreement. Accordingly, the results for any of the first three quarters of any given fiscal year, taken individually or in the aggregate, are not indicative of annual results.

INFLATION

     The effect of inflation on our results of operations has not been material in the periods discussed.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are periodically re-evaluated, as appropriate, and adjustments are made when facts and circumstances dictate a change. However, since future events and their impact cannot be determined with certainty, actual results may differ from our estimates, and such differences could be material to the consolidated financial statements. Historically, we have found our application of accounting policies to be appropriate, and

actual results have not differed materially from those determined using necessary estimates. A summary of our significant accounting policies and a description of accounting policies that we believe are most critical may be found in Note 2 to the consolidated financial statements included in our Form
10-K for the year ended January 29, 2005.

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

       In March 2005 the Commission issued Staff Accounting Bulletin ("SAB") No.
107 "Share-Based Payment." SAB No. 107 expresses views of the Commission staff regarding the interaction between SFAS No. 123(R) and certain Commission rules and regulations and provide the staff's views regarding the valuation of share-based payment arrangements. Subsequently the Commission decided to delay the required implementation of SFAS No. 123(R) to years beginning after June 15,
2005. We will adopt SFAS No. 123(R) for the first quarter of fiscal 2006.

FORWARD-LOOKING INFORMATION AND RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

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

       WE MAY NOT BE ABLE TO SUCCESSFULLY IDENTIFY, FINANCE, INTEGRATE OR MAKE
ACQUISITIONS OUTSIDE OF THE LICENSED JEWELRY DEPARTMENT BUSINESS.

     We may from time to time examine opportunities to acquire or invest in companies or businesses that complement our existing core business, such as our recent acquisition of Carlyle. There can be no assurance that the Carlyle acquisition or any other future acquisitions by us will be successful or improve our operating results. In addition, our ability to complete acquisitions will depend on the availability of both suitable target businesses and acceptable financing. Any acquisitions may result in a potentially dilutive issuance of additional equity securities, the incurrence of additional debt or increased working capital requirements. Such acquisitions could involve numerous additional risks, including difficulties in the assimilation of the operations, products, services and personnel of any acquired company, diversion of our management's attention from other business concerns, and expansion into new businesses with which we may have no prior experience.

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

    WE ARE DEPENDENT ON SEVERAL KEY VENDORS AND OTHER SUPPLIERS.

     In 2004, merchandise obtained by us from our five largest vendors generated approximately 31% of sales, and merchandise obtained from our largest vendor generated approximately 10% of sales. Additionally, in Carlyle's most recent fiscal year, merchandise obtained from its two largest vendors generated approximately 20% of their sales. There can be no assurances that we can identify, on a timely basis, alternate sources of merchandise supply in the case of an abrupt loss of any of our significant suppliers.

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

     OUR SUBSTANTIAL DEBT AND DEBT SERVICE REQUIREMENTS COULD ADVERSELY AFFECT
OUR BUSINESS.

     We currently have a significant amount of debt. As of April 30, 2005, we had $200.0 million of debt outstanding (not including $12.6 million in letters of credit under our $225.0 million revolving credit facility). In 2004, our average revolver balance was $50.6 million and we peaked in usage at $99.8 million. In addition, as of April 30, 2005, the value of gold outstanding under the Gold Consignment Agreement totaled $49.6 million. Subject to the terms of our indebtedness, we may incur additional indebtedness, including secured debt, in the future.

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

      COMMODITY RISK

      We enter into forward contracts for the purchase of the majority of our gold in order to hedge the risk of gold price fluctuations. As of April 30,
2005, we had several open positions in gold forward contracts totaling 22,050 fine troy ounces, to purchase gold for $9.6 million. The fair value of gold under such contracts was $9.7 million at April 30, 2005. These contracts have settlement dates ranging from June 30, 2005 to September 30, 2005.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

        Our management, with the participation of our Chief Executive Officer
("CEO") and Chief Financial Officer ("CFO"), carried out an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act
Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, the CEO and CFO concluded that the design and operation of these disclosure controls and procedures are effective in ensuring that material financial and non-financial information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

     Our management, with the participation of our CEO and CFO, also conducted an evaluation of our internal control over financial reporting, as defined in
Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended April 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there was no such change during the quarter ended April 30, 2005.

     A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. We conduct periodic evaluations of our controls to enhance, where necessary, our procedures and controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     There have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

     There were no repurchases of equity securities made by us during the first quarter of 2005.

     Pursuant to our stock repurchase program we may, at the discretion of management, purchase up to $12.6 million of our Common Stock from time to time through September 30, 2005. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, availability under the Revolving Credit Facility, compliance with certain restrictive covenants and our cash position and requirements going forward. As of April 30, 2005, and from inception of the program, we have repurchased a total of 2,207,904 shares for
$27.4 million.

ITEM 6.  EXHIBITS

EXHIBIT NO.       DESCRIPTION
-----------       -----------
        2.1       Agreement and Plan of Merger, dated May 19, 2005, by and
                  among Finlay Fine Jewelry Corporation, FFJ Acquisition
                  Corp., Carlyle & Co. Jewelers, certain stockholders of
                  Carlyle & Co. Jewelers and Russell L. Cohen (as
                  stockholders' agent) (incorporated by reference to Exhibit
                  2.1 filed as part of the Current Report on Form 8-K filed by the Company on May 25, 2005).

        3         Not Applicable.

        4         Not Applicable.

        10.1      Third Amended and Restated Credit Agreement, dated as of May
                  19, 2005, among Finlay Fine Jewelry Corporation and Carlyle &
                  Co. Jewelers, Finlay Enterprises, Inc., General Electric
                  Capital Corporation, individually and in its capacity as
                  administrative agent, Bank of America, N.A., individually and as documentation agent, and certain other banks and
                  institutions (incorporated by reference to Exhibit 10.1 filed as part of the Current Report on Form 8-K filed by the Company on May 25, 2005).

        10.2      Amendment to Amended and Restated Security Agreement, dated as of May 19, 2005, by and among Finlay Fine Jewelry
                  Corporation, Finlay Jewelry, Inc., Finlay Merchandising &
                  Buying, Inc., eFinlay, Inc., Carlyle & Co. Jewelers, Carlyle
                  and Co. of Montgomery, Park Promenade, Inc. and J.E.
                  Caldwell Co., and General Electric Capital Corporation,
                  individually and as agent (incorporated by reference to
                  Exhibit 10.2 filed as part of the Current Report on Form 8-K filed by the Company on May 25, 2005).

        10.3      Consent and Amendment, dated as of May 19, 2005, among
                  Sovereign Bank, Sovereign Precious Metals, LLC (Sovereign Bank
                  and Sovereign Precious Metals, LLC individually and as
                  agents), Commerzbank International S.A., Finlay Fine Jewelry
                  Corporation and eFinlay, Inc. to the Amended and Restated Gold
                  Consignment Agreement, dated as of March 30, 2001, as amended
                  (incorporated by reference to Exhibit 10.3 filed as part of the Current Report on Form 8-K filed by the Company on May 25,
                  2005).

        10.4      Joinder Agreement dated as of May 19, 2005 for the benefit of
                  General Electric Capital Corporation, as administrative agent, in connection with (i) that certain Amended and Restated
                  Guaranty dated as of January 22, 2003 among the guarantors party thereto and the agent, (ii) that certain Amended and
                  Restated Security Agreement dated as of January 22, 2003 among the grantors party thereto and the agent and (iii) that
                  certain Amended and Restated Pledge Agreement dated as of
                  January 22, 2003 among the pledgors party thereto and the
                  agent (incorporated by reference to Exhibit 10.4 filed as part of the Current Report on Form 8-K filed by the Company on May
                  25, 2005).

         10.5     Supplemental Indenture dated as of May 19, 2005 among Carlyle
                  & Co. Jewelers, Finlay Fine Jewelry Corporation and HSBC Bank
                  USA, as Trustee, together with Subsidiary Guarantee
                  (incorporated by reference to Exhibit 10.5 filed as part of the Current Report on Form 8-K filed by the Company on May 25,
                  2005).

         10.6     Supplemental Indenture dated as of May 19, 2005 among J.E.
                  Caldwell Co., Finlay Fine Jewelry Corporation and HSBC Bank
                  USA, as Trustee, together with Subsidiary Guarantee
                  (incorporated by reference to Exhibit 10.6 filed as part of the Current Report on Form 8-K filed by the Company on May 25,
                  2005).

          10.7    Supplemental Indenture dated as of May 19, 2005 among Carlyle
                  & Co. of Montgomery, Finlay Fine Jewelry Corporation and HSBC
                  Bank USA, as Trustee, together with Subsidiary Guarantee
                  (incorporated by reference to Exhibit 10.7 filed as part of the Current Report on Form 8-K filed by the Company on May 25,
                  2005).

          10.8    Supplemental Indenture dated as of May 19, 2005 among Park
                  Promenade, Inc., Finlay Fine Jewelry Corporation and HSBC Bank
                  USA, as Trustee, together with Subsidiary Guarantee
                  (incorporated by reference to Exhibit 10.8 filed as part of the Current Report on Form 8-K filed by the Company on May 25,
                  2005).

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

Date: June 3, 2005                    FINLAY ENTERPRISES, INC.

                                      By: /s/ Bruce E. Zurlnick
                                          --------------------------------------
                                          Bruce E. Zurlnick
                                          Senior Vice President, Treasurer
                                          and Chief Financial Officer
                                          (As both a duly authorized officer of
                                          Registrant and as principal financial
                                          officer of Registrant)

