Form 10-K
period 2006-01-28
FINLAY ENTERPRISES INC /DE
filed 2006-04-26
CIK 878731

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the fiscal year ended January 28, 2006 or

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the transition period from _________ to __________

                         Commission file number: 0-25716

                            FINLAY ENTERPRISES, INC.
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                           13-3492802
----------------------------------                         ---------------------
  State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization                             Identification No.)

             529 Fifth Avenue New York, NY                    10017
        ----------------------------------------            ----------
        (Address of principal executive offices)            (Zip Code)

                                  212-808-2800
         -------------------------------------------------------------
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $0.01 per share
                  ---------------------------------------------

Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

           Yes [_]           No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

           Yes [_]           No [X]

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (check one):

           Large accelerated         Accelerated          Non-accelerated
               filer [_]              filer [X]             filer [_]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).

                Yes [_]                 No [X]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on July 30, 2005 was $107,469,069 based on the closing price on the Nasdaq National Market for the common stock on such date.
The registrant does not have any nonvoting common equities.

As of April 7, 2006, there were 9,062,796 shares of common stock, par value $.01 per share, of the registrant outstanding.

                      Documents incorporated by reference:

Portions of the Company's definitive Proxy Statement, in connection with its
Annual Meeting to be held in June 2006, are incorporated by reference into Part
III. The Company's Proxy Statement will be filed within 120 days after January
28, 2006.

--------------------------------------------------------------------------------

                             FINLAY ENTERPRISES, INC

                                    FORM 10-K

                   FOR THE FISCAL YEAR ENDED JANUARY 28, 2006

                                      INDEX

                                                                                                 PAGE(S)
                                                                                                 -------

PART I

PART II
  Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters
                and Issuer Purchases of Equity Securities..........................................19
  Item 6.    Selected Consolidated Financial Data..................................................20
  Item 7.    Management's Discussion and Analysis of Financial

  Item 9.    Changes in and Disagreements with Accountants on

PART III
  Item 10.   Directors and Executive Officers of the Registrant....................................49
  Item 11.   Executive Compensation................................................................52
  Item 12.   Security Ownership of Certain Beneficial Owners and Management and

PART IV
  Item 15.   Exhibits, Financial Statement Schedule................................................56

SIGNATURES   ......................................................................................64

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

      Finlay Enterprises, Inc., a Delaware corporation (the "Company", the
"Registrant", "we", "us" and "our"), conducts business through its wholly-owned subsidiary, Finlay Fine Jewelry Corporation, a Delaware corporation, and its wholly-owned subsidiaries ("Finlay Jewelry"). References to "Finlay" mean, collectively, the Company and Finlay Jewelry. All references herein to
"departments" refer to fine jewelry departments operated pursuant to license agreements with host stores.

      We are one of the leading retailers of fine jewelry in the United States.
We primarily operate licensed fine jewelry departments in major department stores for retailers such as Federated Department Stores, Inc. ("Federated"),
Belk, Inc. ("Belk's"), The Bon-Ton Stores, Inc. (the "Bon-Ton") and Dillard's,
Inc. ("Dillard's"). We sell a broad selection of moderately priced fine jewelry, including necklaces, earrings, bracelets, rings and watches, and market these items principally as fashion accessories with an average sales price of approximately $213 per item. Average sales per department were $950,000 in 2005 and the average size of a department is approximately 800 square feet.

      In May 2005, we completed the acquisition of Carlyle & Co. Jewelers and its subsidiaries ("Carlyle"). Carlyle currently operates 32 specialty jewelry stores located primarily in the southeastern United States under the Carlyle &
Co., J.E. Caldwell & Co. and Park Promenade trade names, which sell luxury priced jewelry, with an average sales price of approximately $1,000 per item.
The Carlyle stores are principally located in shopping malls and lifestyle centers and focus on the designer and high-end jewelry markets. Average sales per store were $2.8 million in 2005 and the average size of a store is approximately 2,100 square feet. Carlyle's sales from the acquisition date through the end of 2005 totaled $69.5 million. On an annualized basis, sales were approximately $92.0 million.

      As of January 28, 2006, we operated a total of 1,009 locations, including
977 Finlay departments in 15 host store groups in 46 states and the District of
Columbia, as well as 32 Carlyle specialty jewelry stores in nine states. Our largest host store relationship is with Federated, for which we have operated departments since 1983. During 2005, store groups owned by Federated and those previously owned by The May Department Stores Company ("May") accounted for 72%
of our sales.

      In February 2005, Federated and May announced that they had entered into a merger agreement whereby Federated would acquire May. In August 2005, Federated announced that it had completed the merger with May. In September 2005,
Federated announced its integration plans including a divisional realignment and divestiture of certain stores. Accordingly, effective as of the beginning of
2006, we now operate a total of 401 departments in six of Federated's nine divisions, which excludes 194 departments in stores that are scheduled to be closed throughout the Spring 2006 season. As a result, the Fall 2006 season will be significantly impacted by the loss of business at these locations. In 2005, we generated sales of approximately $241.0 million from these 194 departments.

      In November 2005, we signed a new agreement with Federated, effective as of the beginning of 2006, for four Macy's divisions including Macy's South,
Macy's Midwest, Macy's North and Macy's Northwest. This new agreement is three years in length and expires January 31, 2009. Approximately 348 stores are covered by this agreement. The new agreement has no impact on the Bloomingdale's and Lord & Taylor divisions whose license agreements, which cover a total of 87 departments, currently run through February 3, 2007. In addition to extending our agreement for three years, the new agreement eliminates all non-compete provisions from the previous May contracts that required us to obtain May's permission before opening a new department or store within a certain radius of a
May store.

      In January 2006, Federated announced that it intends to divest its Lord &
Taylor division prior to the end of 2006. Further, in March 2006, Federated announced its intention to divest an additional five underperforming Lord &
Taylor stores and convert one store to Macy's. We cannot anticipate the impact of the proposed transaction on our future results of operations and there is no assurance that we will not be adversely impacted.

      During the second quarter of 2004, we and Finlay Jewelry completed the redemption of our then-outstanding 9% Senior Debentures, due May 1, 2008, having an aggregate principal amount of $75.0 million (the "Old Senior Debentures") and the 8-3/8% Senior Notes, due May 1, 2008, having an aggregate principal amount of $150.0 million (the "Old Senior Notes"). Additionally, in June 2004, Finlay
Jewelry completed the sale of the 8-3/8% Senior Notes, due June 1, 2012, having an aggregate principal amount of $200.0 million (the "Senior Notes"). These transactions were undertaken to decrease our overall interest rate, extend our debt maturities and decrease total long-term debt as well as simplify our capital structure by eliminating debt at the parent company level.

      In May 2005, in connection with the acquisition of Carlyle, Finlay Jewelry amended and restated its revolving credit agreement with General Electric
Capital Corporation ("G.E. Capital") and certain other lenders (the "Revolving
Credit Agreement") and Finlay Jewelry entered into a consent and amendment to the amended and restated gold consignment agreement (the "Gold Consignment
Agreement"), to, among other things, permit the acquisition transaction. In addition, Carlyle and its subsidiaries, together with Finlay Jewelry, entered into supplemental indentures and guarantees (the "Supplemental Indentures") to guarantee obligations of Finlay Jewelry under the Senior Notes.

      Our fiscal year ends on the Saturday closest to January 31. References to
2006, 2005, 2004, 2003, 2002 and 2001 relate to the fiscal years ending on
February 3, 2007, January 28, 2006, January 29, 2005, January 31, 2004, February
1, 2003 and February 2, 2002, respectively. Each of the fiscal years includes 52 weeks except 2006, which includes 53 weeks.

      Finlay Jewelry was initially incorporated on August 2, 1985 as SL Holdings
Corporation ("SL Holdings"). The Company, a Delaware corporation incorporated on
November 22, 1988, was organized by certain officers and directors of SL
Holdings to acquire certain operations of SL Holdings. In connection with a reorganization transaction in 1988, which resulted in the merger of a wholly-owned subsidiary of the Company into SL Holdings, SL Holdings changed its name to Finlay Fine Jewelry Corporation and became a wholly-owned subsidiary of the Company. Additionally, in connection with the acquisition of Carlyle, it became a wholly-owned subsidiary of Finlay Jewelry. We are a holding company and have no operations of our own. Our primary asset is the common stock of Finlay
Jewelry, which conducts all of our operations. Our principal executive offices are located at 529 Fifth Avenue, New York, New York 10017 and our telephone number at this address is (212) 808-2800.

GENERAL

OVERVIEW

      FINLAY DEPARTMENTS. Host stores benefit from outsourcing the operation of their fine jewelry departments. By engaging us, host stores gain specialized managerial, merchandising, selling, marketing, inventory control and security expertise. Additionally, by avoiding the high working capital investment typically required of the jewelry business, host stores improve their return on investment and can potentially increase their profitability.

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

      CARLYLE STORES. Carlyle operates luxury jewelry stores, primarily located in shopping malls and lifestyle centers, and offers a compelling shopping environment for the high-end luxury consumer. Carlyle carries both exclusive and recognized branded and designer merchandise selections and merchandise assortments focus on watches, gold, designer jewelry, diamonds and precious gemstones, complemented by an assortment of giftware.

      Carlyle strives to provide its customers with a premier shopping experience by utilizing knowledgeable, professional and well-trained sales associates, marketing programs designed to promote customer awareness of its merchandise assortments and extending credit to its customers through its credit card programs, which are managed by a third-party.

      INDUSTRY. Consumers spent approximately $59.0 billion on jewelry
(including both fine and costume jewelry) in the United States in 2005, an increase of approximately $21.0 billion over 1995, according to the United
States Department of Commerce. In the department store and specialty jewelry store sectors in which we operate, consumers spent an estimated $11.4 billion on fine jewelry in 2004. We believe that demographic factors such as the maturing
U.S. population and an increase in the number of working women, have resulted in greater disposable income, thus contributing to the growth of the fine jewelry retailing industry. Our management also believes that jewelry consumers today increasingly perceive fine jewelry as a fashion accessory, resulting in purchases which augment our gift and special occasion sales.

      GROWTH STRATEGY. We intend to continue to pursue the following key initiatives to increase sales and earnings:

o     INCREASE COMPARABLE DEPARTMENT SALES. In our Finlay departments, our merchandising and marketing strategy includes emphasizing key merchandise items, increasing focus on holiday and event-driven promotions, participating in host store marketing programs and positioning our departments as "destination locations" for fine jewelry. We believe that comparable department sales (sales from departments open for the same months during the comparable period) will continue to benefit from these strategies. Over the past decade, we have experienced comparable department sales increases (in nine out of ten years) and have consistently outperformed our host store groups with respect to these increases.

o     OPEN NEW CHANNELS OF DISTRIBUTION. An important initiative and focus of management is finding new opportunities for growth, such as the recent acquisition of Carlyle. We will continue to seek to identify complementary businesses, such as additional regional jewelry chains, to leverage our core competencies in the jewelry industry.

o     ESTABLISH NEW HOST STORE RELATIONSHIPS. We have an opportunity to grow by establishing new relationships with department stores that presently operate their own fine jewelry departments or have an interest in opening jewelry departments. We seek to establish these new relationships by demonstrating to department store management the potential for improved financial performance. Through acquisitions, we have added the former
      Marshall Field's, now Macy's North, Parisian, Dillard's and Bloomingdale's
      to our host store relationships.

o     ADD DEPARTMENTS WITHIN EXISTING HOST STORE GROUPS. Our well established relationships with many of our host store groups have enabled us to add departments in their new store locations. We also seek to add departments within existing host stores that do not currently operate jewelry departments. Such opportunities exist within Dillard's and Belk's. Over the past three years, we have added 36 departments in Dillard's and Belk's and we plan to add 41 departments within these host store groups in 2006.
      In addition, we plan to open ten departments with Federated, including three Bloomingdale's stores, two stores that will be transferred to us from Macy's East and two stores that will be transferred to us from Macy's
      West.

o     ADD NEW CARLYLE STORES AND INCREASE COMPARABLE STORE SALES. Opening new
      Carlyle stores and increasing comparable store sales (sales from stores open for the same months during the comparable period) is part of our long-term growth plan for Carlyle. We plan to open one new Carlyle store in 2006 and project opening an additional three stores in 2007, primarily in lifestyle centers in affluent suburban areas, in the southeastern
      United States.

o     IMPROVE OPERATING LEVERAGE. We seek to continue to leverage expenses both by increasing sales at a faster rate than expenses and by reducing our current level of certain operating expenses. For example, we have demonstrated that by increasing the selling space (with host store approval) of certain high volume departments, incremental sales can be achieved without having to incur proportionate increases in selling and administrative expenses. In addition, our management believes we will benefit from further investments in technology and refinements of operating procedures designed to allow our sales associates more time for customer sales and service. Our merchandising and inventory control systems and our point-of-sale systems for our locations provide the foundation for improved productivity and expense control initiatives.
      Further, both Finlay and Carlyle's central distribution facilities enhance our ability to optimize the flow of merchandise to selling locations and to reduce payroll and freight costs.

o     ENHANCE CUSTOMER SERVICE STANDARDS AND STRENGTHEN SELLING TEAMS. We are
      continuously developing and evaluating our selling teams. One of our priorities is to effectively manage personnel at our store locations, as they are the talent driving our business at the critical point of sale. We place strong emphasis on training and customer service. We have expanded our interactive, web-based training programs to provide our associates with a uniform training experience. In order to further our goals of optimizing service levels and driving sales growth, we will continue to incentivize our sales associates by providing performance-based compensation and recognition.

      MERCHANDISING STRATEGY. The Finlay departments seek to maximize sales and profitability through a unique merchandising strategy known as the "Finlay
Triangle", which integrates store management (including host store management and our store group management), vendors and our central office. By coordinating efforts and sharing access to information, each Finlay Triangle participant plays a role which emphasizes its area of expertise in the merchandising process, thereby increasing productivity. Within guidelines set by the central office, our store group management contributes to the selection of the specific merchandise most appropriate to the demographics and customer tastes within their particular geographical area. Our advertising initiatives and promotional planning are closely coordinated with both host store management and our store group management to ensure the effective use of our marketing programs. Vendors participate in the decision-making process with respect to merchandise assortment, including the testing of new products, marketing, advertising and stock levels. By utilizing the Finlay Triangle, opportunities are created for the vendor to assist in identifying fashion trends thereby improving inventory turnover and profitability, both for the vendor and us. As a result, our management believes it capitalizes on economies of scale by centralizing certain activities, such as vendor selection, advertising and planning, while allowing store management the flexibility to implement merchandising programs tailored to the host store environments and clientele.

                               THE FINLAY TRIANGLE

                              --------------------
                                     FINLAY
                                  MERCHANDISING
                                      TEAM
                              --------------------

      --------------                                       ---------------
         VENDORS                                                STORE
                                                             MANAGEMENT
      --------------                                       ---------------

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

      Carlyle's merchandising strategy is built around its customer profiles and its partnerships with suppliers. Through detailed analysis of its customer demographics, Carlyle seeks to maximize sales and profitability by merchandising to the customer tastes within its geographic areas. By considering fashion trends, industry trends, competitor activity and vendor and store management recommendations, Carlyle is able to create varying assortments for specific markets.

      Carlyle is committed to developing strong relationships with its vendors.
These partnerships allow Carlyle to improve inventory turn, maintain appropriate inventory levels throughout the year and maximize vendor support.

STORE RELATIONSHIPS

      HOST STORE RELATIONSHIPS. The following table identifies the host store groups in which we operated departments at January 28, 2006, the year in which our relationship with each host store group commenced and the number of departments operated by us in each host store group.

                                                                                    INCEPTION OF      NUMBER OF
HOST STORE GROUP                                                                    RELATIONSHIP     DEPARTMENTS
-------------------                                                                --------------   -------------

FEDERATED
Robinsons-May/Meier & Frank ....................................................        1948*              76
Filene's/Kaufmann's ............................................................        1977*             101
Lord & Taylor...................................................................        1978*              57
Famous-Barr/L.S. Ayres/Jones ...................................................        1979*              42
Rich's-Macy's/Lazarus-Macy's/Goldsmith's-Macy's.................................        1983               59
Foley's.........................................................................        1986*              72
Hecht's/Strawbridge's...........................................................        1986*              82
Bon-Macy's......................................................................        1993               23
Marshall Field's ...............................................................        1997*              53
Bloomingdale's..................................................................        2000               30
                                                                                                        -------
    Total Federated Departments.................................................                                     595

SAKS INCORPORATED
Carson Pirie Scott/Bergner's/Boston Store/Younkers/Herberger's**................        1973               83
Parisian........................................................................        1997               33
                                                                                                        -------
    Total Saks Incorporated Departments.........................................                                     116

OTHER DEPARTMENTS
Gottschalks.....................................................................        1969               38
Belk's..........................................................................        1975               74
The Bon-Ton/Elder Beerman.......................................................        1986               80
Dillard's.......................................................................        1997               74
                                                                                                        -------
    Total Other Departments.....................................................                                     266
                                                                                                                   -------
    Total Departments...........................................................                                     977
                                                                                                                   =======

____________________________

* Represents the year in which our relationship began with the host store group previously owned by May.

** As a result of the sale by Saks Incorporated ("Saks") of their Northern
Department Store Group to the Bon-Ton in March 2006, these stores will be consolidated under the Bon-Ton store group.

      As a result of the Federated/May merger, effective as of the beginning of
2006, we now operate in six of Federated's nine divisions; for a total of 401 departments, as follows:

              Macy's South (1)                       136
              Macy's Midwest (2)                      87
              Macy's North (3)                        53
              Macy's Northwest (4)                    38
              Bloomingdale's                          30
              Lord & Taylor                           57
                                                   ------
                                                     401
                                                   ======

______________________________

      (1)   Primarily comprised of the former
            Rich's-Macy's/Lazarus-Macy's/Goldsmith's-Macy's division of
            Federated and certain of May's former Foley's and Hecht's stores.

      (2)   Primarily comprised of the former Famous-Barr/L.S. Ayres/Jones and
            Kaufmann's divisions of May.

      (3)   Primarily comprised of the former Marshall Field's division of May.

      (4)   Primarily comprised of the former Bon-Macy's division of Federated and certain of May's former Meier & Frank stores.

As a result of Federated's integration plans, we will no longer operate in the following 194 departments:

      o     150 stores under various regional nameplates that will be phased into the Macy's East and Macy's West divisions, which are Federated divisions in which we have not historically operated the fine jewelry departments. The transition of these departments is expected to begin after Mother's Day and be completed by the end of July
            2006;

      o     40 stores that will be divested by Federated primarily in the first quarter of 2006; and

      o     4 stores that will be closed in preparation for reopening as
            Bloomingdale's stores.

      TERMS OF FINLAY LICENSE AGREEMENTS. Our license agreements typically have an initial term of one to five years. Substantially all of our license agreements contain renewal options or provisions for automatic renewal absent prior notice of termination by either party. License agreement renewals are generally for one to three year periods. In exchange for the right to operate a department within the host store, we pay each host store group a license fee, calculated as a percentage of sales.

      Our license agreements typically require host stores to remit sales proceeds for each month (without regard to whether such sales were cash, store credit or national credit card) to us approximately three weeks after the end of such month. However, we cannot ensure the collection of sales proceeds from our host stores. Additionally, substantially all of our license agreements provide for accelerated payments during the months of November and December, which require the host store groups to remit to us 75% of the estimated months' sales prior to or shortly following the end of each such month. Each host store group withholds from the remittance of sales proceeds a license fee and other expenditures, such as advertising costs, which the host store group may have incurred on our behalf.

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

      TERMS OF CARLYLE LEASE AGREEMENTS. All of the Carlyle stores are leased.
As of January 28, 2006, Carlyle had a total of 32 leased stores. Carlyle's store leases are generally for a term of ten years, with

rent being a fixed minimum base plus, for certain stores, a percentage of store sales in excess of a specified threshold.

      CREDIT. In the Finlay departments, substantially all consumer credit risk is borne by the host store rather than by us. Purchasers of our merchandise at a host store are entitled to the use of the host store's credit facilities on the same basis as all of the host store's customers. Payment of credit card or check transactions is generally guaranteed to us by the host store, provided that the proper credit approvals have been obtained in accordance with the host store's policy. Accordingly, payment to us in respect of our sales proceeds is generally not dependent on when, or if, payment is received by the host store.

      Carlyle maintains private label credit card programs that are managed by a third-party under an agreement that expires in September 2007. Carlyle has no liability to the card issuer for bad debt expense, provided that purchases are made in accordance with the issuing banks' procedures. Carlyle's credit programs are intended to complement its overall merchandising and marketing strategy by encouraging larger and more frequent sales. Carlyle's credit card holders receive special offers and advance notice of in-store sales events. The names and addresses of "preferred" customers are added to Carlyle's customer database, which is used for direct mail purposes. During 2005, Carlyle's private label credit card purchases accounted for approximately 22% of Carlyle's sales.

      LOCATIONS OPENED/CLOSED. During 2005, location openings offset by closings resulted in a net increase of 47 locations. The openings, which totaled 62 locations, included 28 Finlay departments within existing host store groups and
34 stores as a result of the acquisition of Carlyle in May 2005. The closings totaled 15 locations, including 13 Finlay departments and two Carlyle stores.
See "Management's Discussion and Analysis of Financial Condition and Results of
Operations-2005 Compared with 2004".

      The following table sets forth data regarding the number of locations which we have operated from the beginning of 2001:

                                                          FISCAL YEAR ENDED
                                      ---------------------------------------------------------
                                      JAN. 28,     JAN. 29,    JAN. 31,     FEB. 1,     FEB. 2,
                                        2006         2005        2004        2003        2002
                                      --------     --------    --------     -------     -------

LOCATIONS (a):
Open at beginning of year ........        962         972       1,011       1,006       1,053
Opened during year ...............         62          28          32          21          33
Closed during year ...............        (15)        (38)        (71)        (16)        (80)
                                      --------     --------    --------     -------     -------
Open at end of year ..............      1,009         962         972       1,011       1,006
                                      --------     --------    --------     -------     -------
Net increase (decrease) ..........         47         (10)        (39)          5         (47)
                                      ========     ========    ========     =======     =======

______________________

(a) The openings and closings for the year ended January 28, 2006 reflect the acquisition of Carlyle in May 2005.

      For the years presented in the table above, closings were primarily attributable to: ownership changes in host store groups; internal consolidation within host store groups; the closing or sale by host store groups of individual stores; host store group decisions to consolidate with one licensee or to operate departments themselves; and our decision to close unprofitable locations. To our management's knowledge, none of the department closings during the periods presented in the table above resulted from dissatisfaction of a host store group with our performance.

PRODUCTS AND PRICING

      Each of our locations offers a broad selection of necklaces, earrings, bracelets, rings and watches. Other than watches, substantially all of the fine jewelry items sold by us are made from precious metals and many also contain diamonds or colored gemstones. We also provide jewelry and watch repair services. We do not carry costume or gold-filled jewelry. Specific brand identification is generally not important within the fine jewelry business, except for watches and designer jewelry. The Finlay departments emphasize brand name vendors, including Citizen, Bulova, Movado and Seiko with respect to watches and David Yurman, John Hardy, Phillipe Charriol, Roberto Coin and Judith
Ripka with

respect to designer jewelry. The Carlyle stores emphasize the Rolex brand with respect to watches and David Yurman with respect to designer jewelry.

      The following table sets forth the sales and percentage of sales by category of merchandise for 2005, 2004 and 2003 (dollars in millions):

                                                            FISCAL YEAR ENDED
                           ------------------------------------------------------------------------------------
                                      JAN. 28, 2006 (1)                 JAN. 29, 2005         JAN. 31, 2004
                           ----------------------------------------   ------------------    -------------------
                                  FINLAY              CARLYLE               FINLAY                 FINLAY
                           -------------------   ------------------   ------------------    -------------------
                                        % OF                  % OF                 % OF                   % OF
                             SALES      SALES     SALES      SALES     SALES       SALES     SALES        SALES
                           --------    -------   -------    -------   --------    ------    --------     -------

Diamonds ...............   $  249.9     27.1%    $  19.5     28.1%    $  244.0     26.4%    $  232.6       25.8%
Gold ...................      182.8     19.9         1.1      1.6        197.3     21.4        196.9       21.8
Gemstones ..............      189.9     20.6         5.2      7.5        196.8     21.3        198.0       22.0
Watches ................      128.7     14.0        26.3     37.8        132.0     14.3        134.0       14.8
Designer ...............       56.9      6.2        13.3     19.1         53.2      5.8         42.6        4.7
Other (2) ..............      112.4     12.2         4.1      5.9        100.3     10.8         98.3       10.9
                           --------    -------   -------    -------   --------    ------    --------     -------
Total Sales ............   $  920.6    100.0%    $  69.5    100.0%    $  923.6    100.0%    $  902.4      100.0%
                           ========    =======   =======    =======   ========    ======    ========     =======

________________________

      (1)   Sales for 2005 includes Carlyle since the date of acquisition.

      (2)   Includes special promotional items, remounts, estate jewelry, pearls, beads, cubic zirconia, sterling silver and men's jewelry, as well as repair services and accommodation sales to our employees.

      The Finlay departments sell merchandise at prices generally ranging from
$50 to $1,000. In 2005, the average price of items sold by the Finlay departments was approximately $213 per item. An average Finlay department has over 5,000 items in stock. Many of our license agreements with host store groups restrict us from selling certain types of merchandise or, in some cases, selling particular merchandise below certain price points. In 2005, the average price of items sold by Carlyle was approximately $1,000 per item and an average Carlyle store has approximately 3,000 items in stock. Consistent with fine jewelry retailing in general, a substantial portion of our sales are made at prices discounted from listed retail prices. Our advertising and promotional planning are closely coordinated with our pricing strategy. Publicized sales events are an important part of our marketing efforts. A substantial portion of our sales occur during such promotional events. The amount of time during which merchandise may be offered at discount prices is limited by applicable laws and regulations. See "Legal Proceedings".

PURCHASING AND INVENTORY

      GENERAL. A key element of our strategy has been to lower the working capital investment required for operating our existing locations and opening new locations. In recent years, on average, approximately 50% of our merchandise has been obtained on consignment and certain additional inventory has been purchased with extended payment terms. In 2005, our net monthly investment in inventory
(i.e., the total cost of inventory owned and paid for) averaged 40% of the total cost of our on-hand merchandise. We are generally granted exchange privileges which permit us to return or exchange unsold merchandise for new products at any time. In addition, we structure our relationships with vendors to encourage their participation in and responsibility for merchandise management. By making the vendor a participant in our merchandising strategy, we have created opportunities for the vendor to assist in identifying fashion trends, thereby improving inventory turnover and profitability. As a result, our direct capital investment in inventory has been reduced to levels which we believe are low for the retail jewelry industry. In addition, our inventory exposure to changing fashion trends is reduced because unsold consignment merchandise can be returned to the vendor.

      In 2005, approximately 82% of sales related to the Finlay departments were generated by merchandise obtained from their 40 largest vendors (out of a total of approximately 500 vendors) and, approximately 10% of sales related to the
Finlay departments were generated by merchandise obtained from their largest vendor. Additionally, merchandise obtained from Carlyle's two largest vendors generated approximately 52% of its sales in 2005.

      GOLD CONSIGNMENT AGREEMENT. Finlay Jewelry is party to the Gold
Consignment Agreement, which enables Finlay Jewelry to receive consignment merchandise by providing gold, or otherwise making payment, to certain vendors.
While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to the gold consignor. In July 2005,
Finlay Jewelry further amended the Gold Consignment Agreement to, among other things, extend the maturity date to October 31, 2007 (October 31, 2008 should our Revolving Credit Agreement be extended on terms acceptable to the gold consignor) and to establish new financial covenants (including minimum earnings and fixed charge coverage ratio requirements and certain maximum debt limitations). The Gold Consignment Agreement permits Finlay Jewelry to consign up to the lesser of (i) 165,000 fine troy ounces or (ii) $50.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At
January 28, 2006, amounts outstanding under the Gold Consignment Agreement totaled 89,103 fine troy ounces, valued at approximately $50.0 million. The average amount outstanding under the Gold Consignment Agreement was $49.6 million for the fiscal year ended January 28, 2006. In the event this arrangement is terminated, Finlay Jewelry will be required to return the gold or purchase the outstanding gold at the prevailing gold rate in effect on that date. For financial statement purposes, the Gold Consignment Agreement is an off-balance sheet arrangement. As such, the consigned gold is not included in merchandise inventories on the Consolidated Balance Sheets and, therefore, no related liability has been recorded.

      Under the Gold Consignment Agreement, Finlay Jewelry is required to pay a daily consignment fee on the dollar equivalent of the fine gold value of the ounces of gold consigned thereunder. The daily consignment fee as of January 28,
2006 was 3.0% per annum. In conjunction with the Gold Consignment Agreement, we granted to the gold consignor a first priority perfected lien on, and a security interest in, specified gold jewelry of participating vendors approved under the
Gold Consignment Agreement and a lien on proceeds and products of such jewelry, subject to the terms of an intercreditor agreement between the gold consignor and the Revolving Credit Agreement lenders.

OPERATIONS

GENERAL

      FINLAY DEPARTMENTS. Most of our departments have between 50 and 150 linear feet of display cases (with an average of approximately 80 linear feet)
generally located in high traffic areas on the main floor of the host stores.
Each department is supervised by a manager whose primary duties include customer sales and service, scheduling and training of personnel, maintaining security controls and merchandise presentation. Each department is open for business during the same hours as its host store.

      To parallel host store operations, we have established separate group service organizations responsible for managing departments operated for each host store. Staffing for each group organization varies with the number of departments in each group. Typically, we service each host store group with a group manager, an assistant group manager, one group buyer, three or more regional supervisors who oversee the individual department managers and a number of clerical employees. Each group manager reports to a regional vice president, who is responsible for the supervision of up to seven host store groups. In our continued efforts to improve comparable department sales through improved operating efficiency, we have taken steps to minimize administrative tasks at the department level, to improve customer service and, as a result, sales.

      We had average sales per linear foot of approximately $11,700 in 2005,
$12,000 in 2004, and $11,700 in 2003. We determine average sales per linear foot by dividing our sales by the aggregate estimated measurements of the outer perimeters of the display cases of our departments. We had average sales per department of approximately $950,000, $955,000 and $932,000 in 2005, 2004 and
2003, respectively.

      CARLYLE STORES. Each Carlyle store is supervised by a manager whose primary responsibilities include customer sales and service, scheduling and training of personnel, maintaining security controls and merchandise presentation. Each store manager reports to one of four regional vice presidents, who are responsible for the supervision of up to eight stores.
Carlyle had average sales per store of $2.8 million in 2005.

      MANAGEMENT INFORMATION AND INVENTORY CONTROL SYSTEMS. The Finlay licensed business, along with its vendors, use our management information systems to monitor sales, gross margin and inventory performance by location, merchandise category, style number and vendor. Using this information, the Finlay licensed business is able to monitor merchandise trends and variances in performance and improve the efficiency of our inventory management. Additionally, both the
Finlay licensed business and Carlyle measure the productivity of their sales forces by maintaining current statistics for each employee such as sales per hour, transactions per hour and transaction size. Our merchandising and inventory control systems and point-of-sale systems for our locations have provided improved analysis and reporting capabilities.

      PERSONNEL AND TRAINING. We consider our employees an important component of our operations and devote substantial resources to training and improving the quality of sales and management personnel.

      As of the end of 2005, we regularly employed approximately 6,000 people of which approximately 95% were regional and local sales and supervisory personnel and the balance were employed in administrative or executive capacities. Of our
6,000 employees, approximately 3,000 were part-time employees, working less than
32 hours per week. Our labor requirements fluctuate because of the seasonal nature of our business. Our management believes that relations with our employees are good. Less than 1% of our employees are unionized.

      ADVERTISING. With respect to our licensed department store business, we promote our products primarily through four-color direct mail catalogs using targeted mailing lists developed by our host stores, and newspaper advertising.
We maintain an in-house advertising staff responsible for preparing a majority of our advertisements and for coordinating the finished advertisements with our host stores. We also participate in the majority of our host stores' promotional activities including direct mail postcards and coupons. Our gross advertising expenditures over the past five fiscal years have been approximately 5% of sales. The majority of our license agreements with host store groups require us to expend certain specified minimum percentages of the respective department's annual sales on advertising and promotional activities. With respect to our
Carlyle stores, their products are promoted through direct mail, outdoor and regional print advertising and sponsorships.

      INVENTORY LOSS PREVENTION AND INSURANCE. We undertake substantial efforts to safeguard our merchandise from loss or theft, including the installation of safes and lockboxes at each location and the taking of a daily diamond inventory count. Additionally, with respect to Carlyle, each store has a sophisticated security system in place. During 2005, inventory shrinkage amounted to approximately 0.4% of sales. We maintain insurance covering the risk of loss of merchandise in transit or on our premises (whether owned or on consignment) in amounts that management believes are reasonable and adequate for the types and amounts of merchandise we carry.

      GOLD HEDGING. The cost to us of gold merchandise sold on consignment in some cases is not fixed until the sale is reported to the vendor or the gold consignor in the case of merchandise sold pursuant to the Gold Consignment
Agreement. In such cases, the cost of merchandise varies with the price of gold and we are exposed to the risk of fluctuations in the price of gold between the time we establish the advertised or other retail price of a particular item of merchandise and the date on which the sale of the item is reported to the vendor or the gold consignor. In order to hedge against this risk and to enable us to determine the cost of such goods prior to their sale, we may elect to fix the price of gold prior to the sale of such merchandise. Accordingly, we, at times, enter into forward contracts, based upon the anticipated sales of gold product in order to hedge against the risk arising from our payment arrangements. The value of gold hedged under such contracts represented approximately 7% of our cost of goods sold in 2005. Under such contracts, we obtain the right to purchase a fixed number of fine troy ounces of gold at a specified price per ounce for a specified period. Such contracts typically have durations ranging from one to nine months and are generally priced at the spot gold price plus an amount based on prevailing interest rates plus customary transaction costs. When sales of such merchandise are reported to the consignment vendors and the cost of such merchandise becomes fixed, we sell our related hedge position. At
January 28, 2006, we had two open positions in gold forward contracts totaling
10,000 fine troy ounces, to

purchase gold for $5.1 million, which expire during 2006. The fair market value of gold under such contracts was approximately $5.7 million at January 28, 2006.

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

COMPETITION

      We face competition for retail jewelry sales from national and regional jewelry chains, other department stores, local independently owned jewelry stores, specialty stores, mass merchandisers, catalog showrooms, discounters, direct mail suppliers, televised home shopping and internet merchants. Our management believes that competition in the retail jewelry industry is based primarily on quality, fashion appeal and perceived value of the product offered and on the reputation, integrity and service of the retailer.

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

AVAILABLE INFORMATION

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

      Our corporate governance guidelines and the charters for our Audit
Committee, Nominating and Corporate Governance Committee and Compensation
Committee may also be found on our website at www.finlayenterprises.com. In addition, our website contains our Codes of Business Conduct and Ethics, which applies to our directors, officers and employees. Any waivers to our Codes of
Business Conduct and Ethics will be promptly disclosed in an SEC Filing on Form
8-K.

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

ITEM 1A. RISK FACTORS

FORWARD-LOOKING INFORMATION AND RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

      Set forth below are certain important risks and uncertainties that could adversely affect our results of operations or financial condition and cause our actual results to differ materially from those expressed in the forward-looking statements made by us. See "Forward Looking Statements" in Item 7 for additional risk factors.

      THE LOSS OF OUR RELATIONSHIP WITH FEDERATED, OR SIGNIFICANT STORE CLOSURES
BY OUR HOST STORE GROUPS, COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

      In August 2005, Federated announced that it had completed a merger with
May. In September 2005, Federated announced its integration plans and, accordingly, effective as of the beginning of 2006, we now operate a total of
401 departments in six of Federated's nine divisions, which excludes 194 departments in stores that are scheduled to be closed throughout the Spring 2006 season. Additionally, in January 2006, Federated announced its intention to divest its Lord & Taylor division. Further, in March 2006, Federated announced its intention to divest an additional five underperforming Lord & Taylor stores and convert one store to Macy's. A decision by Federated, or certain of our other host store groups, to terminate existing relationships, transfer the operation of some or all of their departments to a competitor, assume the operation of those departments themselves, or close a significant number of stores, could have a material adverse effect on our business and financial condition. During 2005, approximately 72% of our sales were generated by departments operated in store groups owned by Federated and those stores previously owned by May.

      SEASONALITY OF THE RETAIL JEWELRY BUSINESS AND FLUCTUATIONS IN OUR
QUARTERLY RESULTS COULD ADVERSELY AFFECT OUR PROFITABILITY.

      Our business is highly seasonal, with a significant portion of our sales and income from operations generated during the fourth quarter of each year, which includes the year-end holiday season. The fourth quarter of 2005 accounted for 43% of our sales. We have typically experienced net losses in the first three quarters of our fiscal year. During these periods, working capital requirements have been funded by borrowings under our revolving credit facility.
This pattern is expected to continue. A substantial decrease in sales during the fourth quarter, whether resulting from adverse weather conditions, natural disasters or any other cause, would have a material adverse effect on our profitability.

      OUR LOCATIONS ARE HEAVILY DEPENDENT ON CUSTOMER TRAFFIC AND THE CONTINUED
POPULARITY OF OUR HOST STORES AND MALLS.

      The success of our locations depends, in part, on the ability of host stores to generate consumer traffic in their stores, and the continuing popularity of malls and department stores as shopping destinations. Sales volume and customer traffic may be adversely affected by economic slowdowns in a particular geographic area, the closing of anchor tenants, or competition from retailers such as discount and mass merchandise stores and other department and specialty jewelry stores where we do not have locations.

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

      OUR PROFITABILITY DEPENDS, IN PART, UPON OUR ABILITY TO CONTINUE TO OBTAIN
SUBSTANTIAL AMOUNTS OF MERCHANDISE ON CONSIGNMENT AND ON FINLAY JEWELRY'S
ABILITY TO CONTINUE ITS GOLD CONSIGNMENT AGREEMENT.

      In recent years, on average, approximately 50% of our merchandise has been obtained on consignment. The willingness of vendors to enter into such arrangements may vary substantially from time to time based on a number of factors, including the merchandise involved, the financial resources of vendors, interest rates, availability of financing, fluctuations in gem and gold prices, inflation, our financial condition and a number of other economic or competitive conditions in the jewelry business or generally. In addition, Finlay Jewelry's
Gold Consignment Agreement allows us to receive consignment merchandise by providing gold, or otherwise making payment, to certain vendors. As the price of gold increases, the amount of consigned gold that is available to us is reduced pursuant to the limitations of the Gold Consignment Agreement. In the event that this agreement is terminated, Finlay Jewelry would be required to return the gold or purchase the outstanding gold at the prevailing, and likely higher, gold price in effect on that date.

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

      VOLATILITY IN THE AVAILABILITY AND COST OF PRECIOUS METALS AND PRECIOUS
AND SEMI-PRECIOUS STONES COULD ADVERSELY AFFECT OUR BUSINESS.

      The jewelry industry in general is affected by fluctuations in the prices of precious metals and precious and semi-precious stones. The availability and prices of gold, diamonds and other precious metals and precious and semi-precious stones may be influenced by cartels, political instability in exporting countries and inflation. Shortages of these materials or sharp changes in their prices could have a material adverse effect on our results of operations or financial condition. Although we attempt to protect against such fluctuations in the price of gold by entering into gold forward contracts, there can be no assurance that these hedging practices will be successful or that hedging transactions will not adversely affect our results of operations or financial condition. A significant change in prices of key commodities, including gold, could adversely affect our business by reducing operating margins and impacting consumer demand if retail prices are increased significantly.

      THE RETAIL JEWELRY BUSINESS IS HIGHLY COMPETITIVE.

      We face competition for retail jewelry sales from national and regional jewelry chains, other department stores, local independently owned jewelry stores, specialty stores, mass merchandisers, catalog showrooms, discounters, direct mail suppliers, internet merchants and televised home shopping. Some of our competitors are substantially larger and have greater financial resources than us.

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

      WE ARE DEPENDENT ON SEVERAL KEY VENDORS AND OTHER SUPPLIERS.

      In 2005, approximately 31% of sales related to the Finlay departments were generated by merchandise obtained from their five largest vendors, and approximately 10% of sales related to the Finlay departments were generated by merchandise obtained from their largest vendor. Additionally, merchandise obtained from Carlyle's two largest vendors generated approximately 52% of its sales. There can be no assurance that we can identify, on a timely basis, alternate sources of merchandise supply in the case of an abrupt loss of any of our significant suppliers. Additionally, we receive allowances from our vendors through a variety of programs and arrangements, including cooperative advertising. A significant reduction in the collection of such allowances may negatively impact our future gross margins and/or increase future selling, general and administrative expenses ("SG&A"), and may reduce future net income.

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

      WE MAY NOT BE ABLE TO SUCCESSFULLY EXPAND OUR BUSINESS OR INCREASE THE
NUMBER OF DEPARTMENTS WE OPERATE.

      A significant portion of our growth in sales and income from operations in recent years has resulted from our ability to obtain licenses to operate departments in new host store groups and the addition of new departments in existing host store groups. We cannot predict the number of departments we will operate in the future.

      WE COULD BE MATERIALLY ADVERSELY AFFECTED IF OUR DISTRIBUTION OPERATIONS
ARE DISRUPTED.

      In the event that our distribution facilities were to shut down or otherwise become inoperable or inaccessible for any reason, we could incur higher costs and longer lead times associated with the distribution of merchandise to our stores during the time it takes to reopen or replace the affected facility.

      WE ARE HEAVILY DEPENDENT ON OUR MANAGEMENT INFORMATION SYSTEMS AND OUR
ABILITY TO MAINTAIN AND UPGRADE THESE SYSTEMS FROM TIME TO TIME.

      The efficient operation of our business is heavily dependent on our management information systems. In particular, we rely on our inventory and merchandising control systems, which allow us to make better decisions in the allocation and distribution of our merchandise. Our business and operations could be materially and adversely affected if our systems were inoperable or inaccessible or if we were not able, for any reason, to successfully restore our systems and fully execute our disaster recovery plan.

      From time to time, we improve and upgrade our management information systems. If we are unable to maintain and upgrade our systems or to integrate new and updated systems in an efficient and timely manner, our business and results of operations could be materially and adversely affected.

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

      OUR SUBSTANTIAL DEBT AND DEBT SERVICE REQUIREMENTS COULD ADVERSELY AFFECT
OUR BUSINESS.

      We currently have a significant amount of debt. As of January 28, 2006, we had $200.0 million of debt outstanding under our Senior Notes. Additionally, at
January 28, 2006, we had $10.9 million in letters of credit under our $225.0 million revolving credit facility (the "Revolving Credit Facility") and borrowings under the Revolving Credit Agreement were reduced to zero by the end of January 2006. During 2005, our average revolver balance was $79.4 million and we peaked in usage at $158.2 million, at which point the available borrowings were an additional $55.9 million. In addition, as of January 28, 2006, the value of gold outstanding under the Gold Consignment Agreement totaled approximately
$50.0 million. Subject to the terms of the covenants relating to our indebtedness, we may incur additional indebtedness, including secured debt, in the future.

      THE TERMS OF OUR DEBT INSTRUMENTS AND OTHER OBLIGATIONS IMPOSE FINANCIAL
AND OPERATING RESTRICTIONS.

      The Revolving Credit Agreement, Gold Consignment Agreement and the
indenture relating to the Senior Notes contain restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. These covenants include limitations on, or relating to, capital expenditures, liens, indebtedness, investments, mergers, acquisitions, affiliated transactions, management compensation and the payment of dividends and other restricted payments. Although we are in compliance with our financial covenants as of January 28, 2006, as a result of the Federated/May merger and the impact of the merger on our future results of operations, we have amended our financial covenants for 2006 with respect to the Revolving Credit Agreement and the Gold Consignment Agreement.

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

      CARLYLE'S BUSINESS COULD BE ADVERSELY AFFECTED IF IT IS UNABLE TO
SUCCESSFULLY NEGOTIATE FAVORABLE LEASE TERMS.

      All of the Carlyle stores are leased. As of January 28, 2006, Carlyle had a total of 32 leased stores. Carlyle's store leases are generally for a term of ten years, with rent being a fixed minimum base plus, for certain of the stores, a percentage of store sales in excess of a specified threshold. Carlyle has generally been successful in negotiating leases for new stores and lease renewals. However, Carlyle's business, financial condition and operating results could be adversely affected if Carlyle is unable to continue to negotiate favorable new and renewal lease terms.

      WE COULD HAVE FAILURES IN OUR SYSTEM OF INTERNAL CONTROLS.

      We maintain a documented system of internal controls which is reviewed and monitored by management, who meet regularly with the Audit Committee of our
Board of Directors. We believe we have a well-designed system to maintain adequate internal controls, however, there can be no assurances that control deficiencies will not arise in the future. Although we have devoted significant resources to document, test, monitor and improve our internal controls, we cannot be certain that these measures will ensure that our controls will be adequate in the future or that adequate controls will be effective in preventing fraud. Any failures in the effectiveness of our internal controls could have a material adverse effect on our operating results or cause us to fail to meet reporting obligations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

      Not Applicable.

ITEM 2. PROPERTIES

      The only real estate owned by us are Finlay's central distribution facility, totaling 106,200 square feet located in Orange, Connecticut and
Carlyle's executive and administrative office, totaling approximately 19,700 square feet located in Greensboro, North Carolina. In addition, we lease approximately 18,400 square feet at 521 Fifth Avenue, New York, New York, and
49,100 square feet at 529 Fifth Avenue, New York, New York for our executive, accounting, advertising, merchandising, information services and other administrative functions. The leases for such space expire September 30, 2008.
Generally, as part of our license agreements, host stores provide office space to our host store group management personnel free of charge.

At January 28, 2006, Carlyle had a total of 32 leased stores, which leases expire on various dates through 2016. Carlyle's store leases are generally for a term of ten years, with rent being a fixed minimum base plus, for certain of the stores, a percentage of store sales in excess of a specified threshold.

ITEM 3. LEGAL PROCEEDINGS

      From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. As of April 7,
2006, we are not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our consolidated financial statements. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our consolidated financial statements.

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

      No matters were submitted to a vote of security holders during the fourth quarter of 2005.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
        ISSUER PURCHASES OF EQUITY SECURITIES

      Our common stock, par value $.01 per share ("Common Stock"), is traded on the Nasdaq National Market under the symbol "FNLY". The high and low sales prices for the Common Stock during 2005 and 2004 were as follows:

                                            FISCAL YEAR ENDED
                          ------------------------------------------------------
                             JANUARY 28, 2006              JANUARY 29, 2005
                          ------------------------     -------------------------
                            HIGH           LOW            HIGH           LOW
                          ----------    ----------     -----------    ----------
   First Quarter .......  $  17.94       $ 10.86         $ 20.40        $ 14.11
   Second Quarter ......     13.35         10.59           21.73          15.96
   Third Quarter .......     13.95          7.50           21.99          18.41
   Fourth Quarter ......     12.30          7.37           21.98          15.50

      We have never paid cash dividends on our Common Stock and we have no present intention to pay any cash dividends in the foreseeable future. Certain restrictive covenants in the indenture relating to the Senior Notes, the
Revolving Credit Agreement and the Gold Consignment Agreement impose limitations on the payment of dividends by us (including Finlay Jewelry's ability to pay dividends to us). Additionally, the Senior Notes, the Revolving Credit Agreement
and the Gold Consignment Agreement currently restrict the amount of annual distributions from Finlay Jewelry to us.

      During 2005, there were no cash dividends distributed by Finlay Jewelry to the Company. During 2004, cash dividends of $39.7 million were distributed by
Finlay Jewelry to the Company. Additionally, during 2004, Finlay Jewelry repaid an intercompany tax liability due to the Company totaling $43.4 million. The distributions during 2004 were generally utilized to repurchase the outstanding
Old Senior Debentures, to pay interest on the Old Senior Debentures and to purchase Common Stock under our stock repurchase program, which expired in
September 2005.

      Information regarding our equity compensation plans is set forth in Item
12 of Part III of this Form 10-K, which information is incorporated herein by reference.

      As of April 7, 2006, there were 9,062,796 shares of Common Stock outstanding and approximately 30 record holders of the Common Stock, including holders who are nominees for an undetermined number of beneficial owners, estimated to be in excess of 500. The last reported sale price for the Common
Stock on the Nasdaq National Market on April 7, 2006 was $10.35.

ISSUER PURCHASES OF EQUITY SECURITIES

      There were no repurchases of equity securities by us during the fourth quarter of 2005.

      As of January 28, 2006, and from inception of our stock repurchase program, which expired in September 2005, we repurchased a total of 2,207,904 shares for $27.4 million.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The selected consolidated financial information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition
and Results of Operations" and the Consolidated Financial Statements and Notes
thereto. The statement of operations data and balance sheet data as of and for each of the years ended January 28, 2006, January 29, 2005, January 31, 2004,
February 1, 2003 and February 2, 2002 have been derived from our audited
Consolidated Financial Statements. The results of operations for 2005 include
Carlyle's results of operations since the date of acquisition.

                                                                                      FISCAL YEAR ENDED (1)
                                                             -----------------------------------------------------------------------
                                                               JAN. 28,       JAN. 29,      JAN. 31,        FEB. 1,       FEB. 2,
                                                                 2006          2005         2004 (2)       2003 (2)      2002 (2)
                                                             -----------------------------------------------------------------------
                                                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA:
Sales ....................................................   $   990,134    $   923,606    $   902,416    $   877,296   $   900,628
Cost of sales ............................................       499,099        454,391        440,517        424,846       453,246
                                                             ------------   ------------   ------------   ------------  ------------
Gross margin (3) .........................................       491,035        469,215        461,899        452,450       447,382
Selling, general and administrative expenses .............       420,613        396,185        388,349        378,855       374,866
Credit associated with the closure of Sonab (4) ..........            --           (364)            --         (1,432)           --
Depreciation and amortization ............................        19,125         17,319         17,026         16,827        19,348
Impairment of goodwill (5) ...............................        77,288             --             --             --            --
                                                             ------------   ------------   ------------   ------------  ------------
Income (loss) from operations ............................       (25,991)        56,075         56,524         58,200        53,168
Interest expense, net ....................................        24,309         22,637         23,506         24,627        26,583
Other expense (6) ........................................            79          9,090             --             --            --
                                                             ------------   ------------   ------------   ------------  ------------
Income (loss) from continuing operations before
     income taxes and cumulative effect of
     accounting change ...................................       (50,379)        24,348         33,018         33,573        26,585
Provision for income taxes (7) ...........................         5,357          8,323         13,071         13,135        11,432
                                                             ------------   ------------   ------------   ------------  ------------
Income (loss) from continuing operations before
     cumulative effect of accounting change ..............       (55,736)        16,025         19,947         20,438        15,153
Discontinued operations, net of tax (2) ..................            --             --        (11,537)         3,810         3,382
Cumulative effect of accounting change,
     net of tax (8) ......................................            --             --             --        (17,209)           --
                                                             ------------   ------------   ------------   ------------  ------------
Net income (loss) ........................................   $   (55,736)   $    16,025    $     8,410    $     7,039   $    18,535
                                                             ============   ============   ============   ============  ============

Net income (loss) per share applicable to
       common shares:
   Basic net income (loss) per share:
     Income (loss) from continuing operations before
       cumulative effect of accounting change ............   $     (6.21)   $      1.83    $      2.21    $      2.17   $      1.49
     Discontinued operations .............................            --             --          (1.28)          0.41          0.33
     Cumulative effect of accounting change ..............            --             --             --          (1.83)           --
                                                             ------------   ------------   ------------   ------------  ------------
     Net income (loss) ...................................   $     (6.21)   $      1.83    $      0.93    $      0.75   $      1.82
                                                             ============   ============   ============   ============  ============

   Diluted net income (loss) per share:
     Income (loss) from continuing operations before
       cumulative effect of accounting change ............   $     (6.21)   $      1.74    $      2.15    $      2.11   $      1.47
     Discontinued operations .............................            --             --          (1.24)          0.40          0.33
     Cumulative effect of accounting change ..............            --             --             --          (1.78)           --
                                                             ------------   ------------   ------------   ------------  ------------
     Net income (loss) ...................................   $     (6.21)   $      1.74    $      0.91    $      0.73   $      1.80
                                                             ============   ============   ============   ============  ============

   Weighted average number of shares and share
       equivalents outstanding (000's):
     Basic ...............................................         8,981          8,737          9,012          9,416        10,180
     Diluted .............................................         8,981          9,218          9,292          9,683        10,301

                                                                                    FISCAL YEAR ENDED (1)
                                                            ----------------------------------------------------------------------
                                                             JAN. 28,       JAN. 29,       JAN. 31,        FEB. 1,       FEB. 2,
                                                               2006          2005            2004           2003           2002
                                                            ----------     ----------     ----------     ----------     ----------
                                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

OPERATING AND FINANCIAL DATA:

  Number of locations (end of year) ...................          1,009            962            972          1,011          1,006
  Percentage increase (decrease) in sales .............            7.2%           2.3%           2.9%          (2.6)%         (4.7)%
  Percentage increase (decrease) in comparable
       department sales (9) ...........................            0.7%           2.7%           2.3%           0.1%          (3.0)%
  Average sales per location (10) .....................     $    1,005     $      955     $      932     $      911     $      916
  EBITDA (5) (11) .....................................         (6,866)        73,394         73,550         75,027         72,516

MOST DIRECTLY COMPARABLE GAAP MEASURES:

   Net income (loss) ..................................     $  (55,736)    $   16,025     $    8,410     $    7,039     $   18,535
   Cash flows provided by operating
       activities .....................................     $   27,309     $   27,041     $   41,183     $   45,060     $   40,231

CAPITAL EXPENDITURES ..................................     $   11,869     $   12,667     $   12,934     $   12,489     $   13,850

CASH FLOWS PROVIDED BY (USED IN):

  Operating activities ................................     $   27,309     $   27,041     $   41,183     $   45,060     $   40,231
  Investing activities ................................        (40,659)       (12,667)       (12,934)       (15,750)       (17,432)
  Financing activities ................................        (22,902)       (41,233)        (6,278)        (9,348)        (5,092)

BALANCE SHEET DATA-END OF PERIOD:

  Working capital .....................................     $  252,356     $  234,210     $  239,134     $  208,990     $  202,536
  Total assets ........................................        521,482        560,908        595,022        580,485        584,853
  Short-term debt, including current portion of
       long-term debt .................................             --             --             --             --             --
  Long-term debt ......................................        200,000        200,000        225,000        225,000        225,000
  Total stockholders' equity ..........................        116,285        169,181        152,896        149,036        149,207

_________________________

      (1)   Each of the fiscal years for which information is presented includes
            52 weeks.

      (2)   As a result of Federated's decision not to renew our license agreement in the Burdines department store division in 2003, and in accordance with Statement of Financial Accounting Standards ("SFAS")
            No. 144, "Accounting for the Impairment or Disposal of Long-Lived
            Assets" ("SFAS No. 144"), the results of operations of the Burdines departments have been segregated from continuing operations and reflected as a discontinued operation for financial statement purposes for 2001, 2002 and 2003. Refer to Note 11 of Notes to
            Consolidated Financial Statements for additional information regarding discontinued operations.

      (3)   We utilize the last-in, first-out ("LIFO") method of accounting for inventories. If we had valued inventories using the first-in, first-out inventory valuation method, the gross margin would have increased as follows: $2.6 million, $2.1 million, $4.5 million, $2.2 million and $3.6 million for 2005, 2004, 2003, 2002 and 2001, respectively. During the third quarter of 2004, we changed our method of determining price indices used in the valuation of LIFO inventories. The impact of this change in accounting principle on gross margin for 2005 and 2004 is as follows:

                                                        FISCAL YEAR ENDED
                                                   ----------------------------
                                                     JAN. 28,       JAN. 29,
                                                     2006 (a)         2005
                                                   ----------------------------
                                                      (DOLLARS IN THOUSANDS)

     LIFO charge using producer price indices...    $    6,500      $   8,000
     LIFO charge using internal index...........         2,100          2,100
                                                   -------------   ------------
     Positive impact on gross margin............    $    4,400      $   5,900
                                                   =============   ============

      ______________________

            (a) For comparative purposes, the LIFO charges for 2005 exclude
            Carlyle.

            Refer to Note 3 of Notes to Consolidated Financial Statements for
            additional information regarding this change in accounting principle.

      (4)   Included in Credit associated with the closure of Sonab, our former
            European licensed jewelry department subsidiary, for 2004 and 2002 is a $0.4 million and $1.4 million credit, respectively, which represents a revision of our estimate of closure expenses to reflect our remaining liability associated with the closure of Sonab.

      (5)   During the second quarter of 2005, Federated announced its intention to divest, beginning in 2006, certain stores in which we operate the fine jewelry departments. Based on this business indicator, we used our SFAS No. 142, "Goodwill and Other Intangible Assets" model to evaluate the carrying value of goodwill as of July 30, 2005. As a result, we determined that

            goodwill was impaired and an impairment of $77.3 million, on a pre-tax basis, was recorded during 2005. Refer to Note 17 of Notes to Consolidated Financial Statements for additional information regarding the impairment of goodwill.

      (6)   Other expense for 2005 includes approximately $0.1 million associated with a loss on foreign exchange related to a refund of foreign taxes. Other expense for 2004 includes pre-tax charges of approximately $9.1 million, including $6.7 million for redemption premiums paid on the Old Senior Debentures and the Old Senior Notes,
            $2.1 million to write-off deferred financing costs related to the refinancing of the Old Senior Debentures and the Old Senior Notes
            and $0.3 million for other expenses. Refer to Note 5 of Notes to
            Consolidated Financial Statements for additional information regarding the debt refinancing.

      (7)   Included in Provision for income taxes for 2004 and 2005 is a benefit of approximately $1.0 million and $0.4 million,
            respectively, associated with the reversal of tax accruals no longer required, primarily as a result of the closing of open tax years.
            Further, the 2004 and 2005 periods reflect a net recovery of foreign taxes of approximately $0.6 million and $0.2 million, respectively.
            Additionally, included in Provision for income taxes for 2005 is approximately a $4.4 million benefit associated with the impairment of goodwill. Refer to Note 10 of Notes to Consolidated Financial
            Statements.

      (8)   In accordance with the provisions of the Financial Accounting
            Standards Board's ("FASB") Emerging Issues Task Force ("EITF") Issue
            No. 02-16, "Accounting by a Customer (Including a Reseller) for Cash
            Consideration Received from a Vendor" ("EITF 02-16"), we recorded a cumulative effect of accounting change as of February 3, 2002, the date of adoption, that decreased net income for 2002 by $17.2 million, net of tax of $11.7 million. The application of EITF 02-16 changed our accounting treatment for the recognition of vendor allowances. In 2005, 2004, 2003 and 2002 $16.6 million, $18.2 million, $19.4 million and $18.9 million, respectively, of vendor allowances has been reflected as a reduction to cost of sales. In
            2001, these allowances were recorded as a reduction to gross advertising expenses and thus decreased SG&A. Refer to Note 2 of
            Notes to Consolidated Financial Statements for additional
            information regarding EITF 02-16.

      (9)   Comparable department sales are calculated by comparing sales from departments open for the same months in the comparable periods.

      (10)  Average sales per location is determined by dividing sales by the average of the number of locations open at the beginning and at the end of each period.

      (11)  Our definition of EBITDA is earnings before interest, taxes, depreciation and amortization. Management uses EBITDA as one of several factors in evaluating our operating performance as compared to prior years and our financial plan. We also use EBITDA to determine incentive compensation payments. Additionally, our financial covenants under the Revolving Credit Agreement and the
            Gold Consignment Agreement contain ratios based on an EBITDA measure, as defined in the respective agreements. We believe EBITDA provides useful information for determining our ability to meet future debt service requirements. EBITDA is also widely used by us and others in our industry to evaluate and price potential acquisitions and it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance and to determine a company's ability to service and/or incur debt.

            EBITDA should not be construed as a substitute for income from operations, net income or cash flow from operating activities (all as determined in accordance with generally accepted accounting principles ("GAAP") for the purpose of analyzing our operating performance, financial position and cash flows, as EBITDA is not defined by generally accepted accounting principles. EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for the analysis of our results as reported under GAAP. Some of these limitations include:

                  o     EBITDA does not reflect our cash expenditures, or future
                        requirements for capital expenditures, or contractual
                        commitments;

                  o     Although depreciation and amortization are non-cash
                        charges, the assets being depreciated and amortized will
                        likely require replacement in the future, and EBITDA
                        does not reflect any cash requirements for such
                        replacements;

                  o     EBITDA does not reflect changes in, or cash requirements
                        for, our working capital needs;

                  o     EBITDA does not reflect the significant interest
                        expense, or the cash requirements necessary, to service
                        interest or principal payments on our debt; and

                  o     Other companies in our industry may calculate EBITDA
                        differently than we do, limiting its usefulness as a
                        comparative measure.

            Because of these limitations, EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA only supplementally. See the Statements of Cash Flows included in our consolidated financial statements.

            Because we consider EBITDA useful as an operating measure, a reconciliation of EBITDA to Net income (loss) follows for the periods indicated:

                                                                                      FISCAL YEAR ENDED
                                                            -----------------------------------------------------------------------
                                                             JAN. 28,       JAN. 29,       JAN. 31,        FEB. 1,        FEB. 2,
                                                               2006          2005            2004           2003            2002
                                                            -----------------------------------------------------------------------
                                                                                    (DOLLARS IN THOUSANDS)

EBITDA ................................................     $   (6,866)    $   73,394     $   73,550     $   75,027     $   72,516
Depreciation and amortization .........................        (19,125)       (17,319)       (17,026)       (16,827)       (19,348)
Interest expense, net .................................        (24,309)       (22,637)       (23,506)       (24,627)       (26,583)
Other expense .........................................            (79)        (9,090)            --             --             --
Provision for income taxes ............................         (5,357)        (8,323)       (13,071)       (13,135)       (11,432)
Discontinued operations ...............................             --             --        (11,537)         3,810          3,382
Cumulative effect of accounting change ................             --             --             --        (17,209)            --
                                                            -----------    -----------    -----------    -----------    -----------
Net income (loss) .....................................     $  (55,736)    $   16,025     $    8,410     $    7,039     $   18,535
                                                            ===========    ===========    ===========    ===========    ===========

            Because we also consider EBITDA useful as a liquidity measure, we present the following reconciliation of EBITDA to our net cash provided by operating activities:

                                                                                      FISCAL YEAR ENDED
                                                            -----------------------------------------------------------------------
                                                             JAN. 28,       JAN. 29,       JAN. 31,        FEB. 1,        FEB. 2,
                                                               2006          2005            2004           2003            2002
                                                            -----------------------------------------------------------------------
                                                                                    (DOLLARS IN THOUSANDS)

EBITDA ................................................     $   (6,866)    $   73,394     $   73,550     $   75,027     $   72,516
Impairment of goodwill ................................         77,288             --             --             --             --
Discontinued operations, excluding write-down
   of goodwill and depreciation expense ...............             --             --          3,911          4,549          4,123
Interest expense, net .................................        (24,309)       (22,637)       (23,506)       (24,627)       (26,583)
Other expense .........................................            (79)            --             --             --             --
Provision for income taxes ............................         (5,357)        (8,323)       (13,071)       (13,135)       (11,432)
Amortization of deferred financing costs ..............          1,185          1,125          1,033          1,246          1,231
Amortization of restricted stock compensation
   and restricted stock units .........................          1,216          1,358            531            304            306
Credit associated with the closure of Sonab ...........             --           (364)            --         (1,432)            --
Deferred income tax provision .........................         (5,457)        12,337          6,784          3,994          1,664
Other .................................................            288          2,082             77            258          2,606
Changes in assets and liabilities, net of effects
   from purchase of Carlyle:
 (Increase) decrease in accounts and other
    receivables .......................................        (23,057)         1,769         (7,501)        (7,407)        10,310
 (Increase) decrease in merchandise
    inventories .......................................          1,989         (5,641)        (9,404)        24,348         22,003
 (Increase) decrease in prepaid expenses and
    other .............................................           (262)          (342)           642           (871)           515
   Increase (decrease) in accounts payable and
    accrued liabilities ...............................         10,730        (27,717)         8,137        (17,194)       (37,028)
                                                            -----------    -----------    -----------    -----------    -----------
Net cash provided by operating activities .............     $   27,309     $   27,041     $   41,183     $   45,060     $   40,231
                                                            ===========    ===========    ===========    ===========    ===========

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

      o     CRITICAL ACCOUNTING POLICIES AND ESTIMATES - This section discusses those accounting policies that are considered important to our financial condition and results of operations, and require us to exercise subjective or complex judgments in their application. In addition, all of our significant accounting policies, including critical accounting policies, are summarized in Note 2 to the
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

EXECUTIVE OVERVIEW

OUR BUSINESS

      We are one of the leading retailers of fine jewelry in the United States and primarily operate licensed fine jewelry departments in major department stores where we sell a broad selection of moderately priced jewelry, with an average sales price of approximately $213 per item. We also operate specialty jewelry stores which sell luxury priced jewelry, with an average sales price of approximately $1,000 per item. As of January 28, 2006, we operated a total of
1,009 locations, including 977 Finlay departments in 15 host store groups, in 46 states and the District of Columbia, as well as 32 Carlyle specialty jewelry stores in nine states, located principally in the southeastern United States.

      Our primary focus is to offer desirable and competitively priced products, a breadth of merchandise assortments and to provide superior customer service.
Our ability to quickly identify emerging trends and maintain strong relationships with vendors has enabled us to present better assortments in our showcases. With respect to our licensed department store business, we believe that we are an important contributor to each of our host store groups and we continue to seek opportunities to penetrate the department store segment. By outsourcing their fine jewelry departments to us, host store groups gain our expertise in merchandising, selling and marketing jewelry and customer service.
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
Carlyle currently operates 32 specialty jewelry stores located primarily in the southeastern United States under the Carlyle & Co., J.E. Caldwell & Co. and Park
Promenade trade names. The Carlyle stores are principally located in shopping malls and lifestyle centers and focus on the designer and high-end jewelry markets. The Carlyle stores offer a compelling shopping environment for the high-end luxury consumer and focus on watches, gold, designer jewelry, diamonds and precious gemstones, complemented by an assortment of giftware. Carlyle strives to provide its customers with a premier shopping experience by utilizing knowledgeable, professional and well-trained sales associates, marketing programs designed to promote customer awareness of its merchandise assortments and extending credit to its customers through its credit card programs, which are managed by a third-party. Carlyle's results of operations are included in the accompanying Consolidated Statements of Operations since the date of acquisition.

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

2005 HIGHLIGHTS

      During 2005, our Finlay departments achieved a 0.7% growth in comparable department sales, with our strongest performances in our Bloomingdale's store group, Belk's and Parisian, a division of Saks. Over the past decade, through the successful execution of our marketing and merchandising strategy, we have experienced comparable department sales increases (in nine out of ten years) and we have consistently outperformed our host store groups with respect to these increases. We attribute our success to an experienced and stable management team, a well-trained and highly motivated sales force, an expert jewelry merchandising team, unique vendor relationships and an established customer base. Also contributing to our success are our merchandising and inventory control systems and point-of-sale systems for our locations, which provide the foundation for improved productivity. Total sales were $990.1 million in 2005 compared to $923.6 million in 2004, an increase of 7.2%. Total sales for 2005 included $69.5 million of sales generated by Carlyle. Gross margin increased by
$21.8 million in 2005 compared to 2004, and, as a percentage of sales, gross margin decreased by 1.2% from 50.8% to 49.6%. Approximately 0.5% of the decrease was associated with the addition of Carlyle as its margins are typically lower than the gross margins related to the Finlay departments due to Carlyle's strong emphasis on the watch category. Although SG&A increased by $24.4 million, as a percentage of sales, SG&A decreased 0.4% from 42.9% to 42.5%, primarily as a result of Carlyle's significantly lower rent structure as a percentage of sales compared to that of Finlay's licensed department business.

      During 2005, we continued to effectively manage our inventories and implement appropriate expense controls. Our operating cash flow was $27.3 million in 2005, which enabled us to open new locations and remodel and expand existing locations. We ended 2005 with $28.2 million of cash compared to $64.4 million at the end of 2004. This decrease was attributable to the acquisition price paid for Carlyle of approximately $30.0 million and paydown of its revolving credit facility of approximately $17.0 million. Additionally, borrowings under the Revolving Credit Agreement were reduced to zero by the end of January 2006. The average outstanding balance under the Revolving Credit
Agreement increased to $79.4 million during 2005 as compared to $50.6 million in the prior year, primarily as a result of additional borrowings to finance the acquisition of Carlyle in May 2005 and to fund Carlyle's working capital requirements. Lastly, maximum outstanding borrowings during 2005 peaked at
$158.2 million, at which point the available borrowings under the Revolving
Credit Agreement were an additional $55.9 million.

      In November 2005, we signed a new agreement with Federated, effective at the beginning of 2006, for four Macy's divisions including Macy's South, Macy's
Midwest, Macy's North and Macy's Northwest. This new agreement is three years in length and expires January 31, 2009. Approximately 348 stores are covered by this agreement. The agreement has no impact on the Bloomingdale's and Lord &
Taylor divisions whose license agreements, which cover a total of 87 departments, currently run through February 3, 2007.

      During 2005, The Bon-Ton announced its intention to purchase the Northern
Department Store Group of Saks (which includes Carson Pirie Scott, Bergner's,
Boston Store, Younkers and Herberger's). The transaction closed in March 2006.
We continue to operate the fine jewelry departments in these host store groups.

OPPORTUNITIES

      We believe that current trends in jewelry retailing provide a significant opportunity for our growth. Consumers spent approximately $59.0 billion on jewelry (including both fine jewelry and costume jewelry) in the United States in calendar year 2005, an increase of approximately $21.0 billion over 1995, according to the United States Department of Commerce. In the department store and specialty jewelry store sectors in which we operate, consumers spent an estimated $11.4 billion on fine jewelry in calendar year 2004.

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

      The new agreement signed with Federated in November 2005 eliminates all non-compete provisions from the previous May contracts that required us to obtain May's permission before opening a new department or store within a certain radius of a May store. We believe that the elimination of this non-compete provision provides us with significantly greater opportunity to expand our business and continue to diversify beyond the traditional department store sector.

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
This category of merchandise generated sales of approximately $11.5 million in
2005. In 2006, more than 200 of our departments will carry moissanite which we estimate will generate sales of approximately $15 million during 2006.

      Additional growth opportunities exist with respect to opening departments within existing host stores that do not currently operate jewelry departments.
Such opportunities exist within Dillard's and Belk's. Over the past three years, we have added 36 departments in Dillard's and Belk's and we plan to add 41 departments within these host store groups in 2006. Additionally, we plan to open ten departments with Federated, including three Bloomingdale's stores, two stores that will be transferred to us from Macy's East and two stores that will be transferred to us from Macy's West. Further, we plan to open one new Carlyle store in 2006 and project opening an additional three in 2007. Through expanding in new Bloomingdale's departments and Carlyle stores, we will have a larger portion of our business dedicated to the high-end luxury sector.

      We will continue to seek to identify complementary businesses to leverage our core competencies in the jewelry industry and plan to continue to pursue the following key initiatives to further increase sales and earnings:

      o     Increase comparable department sales;

      o     Identify and acquire new businesses which diversify our existing businesses and provide additional growth opportunities;

      o     Open new channels of distribution;

      o     Add new host store relationships;

      o     Add departments within existing host store groups;

      o     Add new Carlyle stores;

      o     Capitalize on developing fashion trends and emerging merchandise categories;

      o     Expand our most productive departments;

      o     Continue to improve operating leverage;

      o     Continue to raise customer service standards; and

      o     De-leverage the balance sheet.

      See "Business-Growth Strategy" and "Management's Discussion and Analysis
of Financial Condition and Results of Operations".

RISKS AND UNCERTAINTIES

      The risks and challenges facing our business include:

                  o     Dependence on or loss of certain host store
                        relationships; and

                  o     Host store consolidation.

      In August 2005, Federated announced that it had completed a merger with
May. In September 2005, Federated announced its integration plans for the merger including a divisional realignment and divestiture of certain stores.
Accordingly, effective as of the beginning of 2006, we now operate a total of
401 departments in six of Federated's nine divisions, which excludes 194 departments in stores that are scheduled to be closed throughout the Spring 2006 season. As a result, the Fall 2006 season will be significantly impacted by the loss of business at these locations. In 2005, we generated sales of approximately $241.0 million from these 194 departments. During 2005, we recorded charges of approximately $3.8 million related to the accelerated depreciation of fixed assets and severance related to these departments. We intend to record charges totaling approximately $5.3 million related to the accelerated depreciation of fixed assets, field and central office severance and other closing related expenses through the dates of the final store closings, estimated to occur by July 2006. The results of operations of the closing departments will be classified as discontinued operations in accordance with
SFAS No. 144 upon closing.

      During 2005, approximately 72% of our sales were generated by departments operated in store groups owned by Federated and those stores previously owned by
May. A decision by Federated or certain of our other host store groups, to terminate our existing relationships, to assume the operation of departments themselves, or to close a significant number of stores could have a material adverse effect on our business and financial condition.

RESULTS OF OPERATIONS

      The following table sets forth operating results as a percentage of sales for the periods indicated. The discussion that follows should be read in conjunction with the following table:

                                                                                  FISCAL YEAR ENDED
                                                                 ------------------------------------------------
                                                                   JAN. 28,          JAN. 29,          JAN. 31,
                                                                     2006              2005              2004
                                                                 ------------      -------------     ------------

   STATEMENT OF OPERATIONS DATA:
   Sales....................................................         100.0%            100.0%            100.0%
   Cost of sales............................................          50.4              49.2              48.8
                                                                 ------------      -------------     ------------
     Gross margin...........................................          49.6              50.8              51.2
   Selling, general and administrative expenses.............          42.5              42.9              43.0
   Credit associated with the closure of Sonab.............             --                --                --
   Depreciation and amortization............................           1.9               1.8               1.9
   Impairment of goodwill (1)...............................           7.8                --                --
                                                                 ------------      -------------     ------------
   Income (loss) from operations............................          (2.6)              6.1               6.3
   Interest expense, net....................................           2.5               2.5               2.6
   Other expense (2)........................................            --               1.0                --
                                                                 ------------      -------------     ------------
   Income (loss) from continuing operations before
       income taxes.........................................          (5.1)              2.6               3.7
   Provision for income taxes...............................           0.5               0.9               1.5
                                                                 ------------      -------------     ------------
   Income (loss) from continuing operations................           (5.6)              1.7               2.2
   Discontinued operations, net of tax (3)..................            --                --              (1.3)
                                                                 ------------      -------------     ------------
   Net income (loss)........................................          (5.6)%             1.7%              0.9%
                                                                 ============      =============     ============

______________________
      (1) See Note 5 to "Selected Consolidated Financial Data".

      (2) See Note 6 to "Selected Consolidated Financial Data".

      (3) See Note 2 to "Selected Consolidated Financial Data".

2005 COMPARED WITH 2004

      SALES. Sales increased $66.5 million, or 7.2%, in 2005 compared to 2004.
Comparable department sales for the Finlay departments increased 0.7%. Sales include $920.6 million in sales from the Finlay departments, which represented a
0.3% decrease as a result of the net effect and timing of new department openings and closings, compared to the $923.6 million in sales reported in 2004, and $69.5 million in sales generated by Carlyle. We attribute the increase in comparable department sales primarily to our merchandising and marketing strategy, which includes the following initiatives: (i) emphasizing our "Best
Value" merchandising programs, which provide a targeted assortment of items at competitive prices; (ii) focusing on holiday and event-driven promotions as well as host store marketing programs; (iii) using host store groups' proprietary customer lists for targeted marketing; and (iv) positioning our departments as a
"destination location" for fine jewelry.

      Our major merchandise categories include diamonds, gold, gemstones, watches and designer jewelry. With respect to Finlay's licensed department business, diamond sales increased $5.9 million, or 2.4%, in 2005 compared to
2004 due primarily to the increase in consumer demand for diamond fashion assortments, including categories such as solitaire and bridal jewelry, diamond stud earring assortments and three-stone jewelry. Designer jewelry sales increased $3.7 million, or 6.9%, in 2005 compared to 2004 due primarily to increased consumer demand for designer jewelry in our Bloomingdale's stores.

      During 2005, we opened 62 locations, including 28 Finlay departments within existing host store groups and 34 stores as a result of the Carlyle acquisition in May 2005. Additionally, during 2005, we closed 15 locations, including 13 Finlay departments and two Carlyle stores. The openings were comprised of the following:

                                                     NUMBER OF
                      STORE GROUP                     LOCATIONS
           -----------------------------------    ----------------
           Carlyle stores..................             34
           Belk's..........................              8
           Dillard's.......................              4
           Federated.......................              8
           Other...........................              8
                                                  ----------------
                   Total...................             62
                                                  ================

The closings were comprised of the following:

                                             NUMBER OF
             STORE GROUP                     LOCATIONS                              REASON
   --------------------------------       ----------------    ----------------------------------------------------

   Carlyle stores..................              2            Carlyle closed these less profitable stores.
   Lord & Taylor...................              5            May closed these less profitable locations.
   Other...........................              8            Department closings within existing store groups.
                                          ----------------
           Total...................             15
                                          ================

      GROSS MARGIN. Gross margin increased by $21.8 million in 2005 compared to
2004. As a percentage of sales, gross margin decreased by 1.2% from 50.8% to
49.6%. Approximately 0.5% of the decrease is associated with the addition of
Carlyle as its margins are typically lower than the gross margin related to the
Finlay departments due to Carlyle's strong emphasis on the watch category. The gross margin percentage was negatively impacted in the fourth quarter of 2005 as a result of deep markdowns in the Federated stores that will close in 2006 in an effort to reduce inventory levels as well as the increased price of gold.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The components of SG&A include payroll expense, license fees, rent expense, net advertising expenditures and other field and administrative expenses. SG&A increased $24.4 million, or 6.2%. As a percentage of sales, SG&A decreased by 0.4% from 42.9% to
42.5%. The components of this net decrease in SG&A are as follows:

             COMPONENT                  %                                      REASON
   ------------------------------     ------     --------------------------------------------------------------------

   Net advertising expenditures..       0.6%     Decrease is primarily due to lower gross  advertising  expenditures and increased vendor support.

   License and lease fees........                Decrease is  primarily  due to Carlyle's  significantly  lower rent
                                        0.6      structure as a percentage  of sales  compared to Finlay's  licensed department business.

   Payroll expense...............                Increase  in  payroll  expense is due to the  accrual of  severance
                                       (0.2)     costs  totaling  $1.2  million for closing  stores as well as lower than expected same store sales negatively  impacting the leveraging of payroll expense.

   Other expenses................                Increase  is due  to  Carlyle's  higher  field  and  administrative
                                       (0.6)     expenses as a  percentage  of sales as well as Finlay's  lower than expected same store sales  negatively  impacting the  leveraging of these expenses.
                                      ------
                Total ...........       0.4%
                                      ======

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by
$1.8 million primarily due to accelerated depreciation costs totaling approximately $2.6 million associated with store closings as a result of the
Federated/May merger, as well as additional depreciation and amortization as a result of

capital expenditures for the most recent twelve months, offset by the effect of certain assets becoming fully depreciated.

      IMPAIRMENT OF GOODWILL. During the quarter ended July 30, 2005, Federated announced its intention to divest, beginning in 2006, certain stores in which we operate the fine jewelry departments. Based upon this business indicator, we utilized our SFAS No. 142 model to evaluate the carrying value of goodwill as of
July 30, 2005. As a result, we determined that goodwill was impaired and an impairment of $77.3 million, on a pre-tax basis, was recorded during 2005.

      INTEREST EXPENSE, NET. Interest expense increased by $1.7 million primarily due to an increase in average borrowings ($279.4 million for the period in 2005 compared to $258.3 million in 2004) as a result of additional borrowings to finance the acquisition of Carlyle in May 2005 and to fund
Carlyle's working capital requirements offset by the refinancing of the Old
Senior Debentures and the Old Senior Notes during 2004. The weighted average interest rate was approximately 7.7% for 2005 compared to 7.6% for 2004.

      OTHER EXPENSE. Other expense for 2005 includes approximately $79,000 associated with a loss on foreign exchange related to a refund of foreign taxes.
Other expense for 2004 includes $6.7 million for redemption premiums paid on the
Old Senior Debentures and the Old Senior Notes, $2.1 million to write-off deferred financing costs related to the refinancing of the Old Senior Debentures and the Old Senior Notes and $0.3 million for other expenses.

      PROVISION FOR INCOME TAXES. The income tax provision for the 2005 and 2004 periods reflects effective tax rates of 36.2% (before reflecting the impairment of goodwill) and 34.2%, respectively. During 2004 and 2005, respectively, a benefit of approximately $1.0 million and $0.4 million were recorded associated with the reversal of tax accruals no longer required, primarily a result of the closing of open tax years. Further, the 2004 and 2005 periods reflect a net recovery of foreign taxes of approximately $0.6 million and $0.2 million, respectively. Additionally, during 2005, a benefit of approximately $4.4 million was recorded associated with the impairment of goodwill.

      NET INCOME (LOSS). Net loss of $55.7 million for the 2005 period compares to net income of $16.0 million in the prior period as a result of the factors discussed above.

2004 COMPARED WITH 2003

      SALES. Sales increased $21.2 million, or 2.3%, in 2004 compared to 2003.
The increase in sales is due primarily to the 2.7% increase in comparable department sales. Additionally, total sales increased as a result of the net effect and timing of new department openings and closings. We attribute the increase in sales primarily to the "Key Item" and "Best Value" merchandising programs and to the marketing initiatives discussed above.

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

                                                   NUMBER OF
                    STORE GROUP                   DEPARTMENTS
           ---------------------------------    ----------------
                May........................             9
                Dillard's..................            11
                Federated..................             3
                Saks.......................             1
                Other......................             4
                                                ----------------
                         Total.............            28
                                                ================

      The closings were comprised of the following:

                                          NUMBER OF
           STORE GROUP                   DEPARTMENTS                               REASON
   --------------------------------    ---------------       --------------------------------------------------

       Lord & Taylor..............           17              May closed these less profitable locations.
       Other......................           21              Department closings within existing store groups.
                                       ---------------
                 Total............           38
                                       ===============

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

   LIFO .............................            0.3%         Net  decrease  in the LIFO  provision  from  $4.5
                                                              million  in the 2003  period to $2.1  million  in
                                                              the 2004 period.  As discussed  below, we changed
                                                              our   method  of  valuing   inventory   for  LIFO
                                                              purposes..
                                          ----------------
                Total ...............           (0.4)%
                                          ================

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

                  COMPONENT                      %                                REASON
      -----------------------------------    -----------    ---------------------------------------------------

      Net advertising expenditures......        0.4%        Decrease is due to lower gross advertising
                                                            expenditures and increased vendor support.

      License fees......................       (0.1%)       Increase in license fees is due to a change in
                                                            the mix of host store group sales.

      Payroll expense ..................       (0.2%)       Although sales increased over the prior year, the
                                                            increase in payroll expense is due to lower than
                                                            expected same store sales negatively impacting
                                                            the leveraging of payroll expense.
                                             -----------
                     Total .............        0.1%
                                             ===========

      CREDIT ASSOCIATED WITH THE CLOSURE OF SONAB. In 2004, we revised our estimate of closure expenses to reflect our remaining liability associated with the closure of Sonab and, as a result, recorded a credit of $0.4 million.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased
$0.3 million reflecting additional depreciation and amortization as a result of capital expenditures for the most recent twelve months, offset by the effect of certain assets becoming fully depreciated. In addition, accelerated depreciation costs totaling approximately $0.5 million and $0.4 million associated with the
Lord & Taylor store closings, were recorded in 2004 and 2003, respectively.

      INTEREST EXPENSE, NET. Interest expense decreased by $0.9 million primarily due to a decrease in average borrowings from $267.7 million in 2003 to
$258.3 million in 2004 as well as a slight decrease in the weighted average interest rate (7.6% for 2004 compared to 7.7% for 2003) as a result of the refinancing of the Old Senior Debentures and the Old Senior Notes.

      OTHER EXPENSE. Other expense includes $6.7 million for redemption premiums paid on the Old Senior Debentures and the Old Senior Notes, $2.1 million to write-off deferred financing costs related to the refinancing of the Old Senior
Debentures and the Old Senior Notes and $0.3 million for other expenses.

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

                                            JANUARY 28,          JANUARY 29,
                                               2006                 2005
                                          ----------------     ----------------
                                               (DOLLARS IN THOUSANDS)
      Cash and cash equivalents......     $      28,191        $     64,443
      Working capital................           252,356             234,210
      Long-term debt.................           200,000             200,000
      Stockholders' equity (a).......           116,285             169,181

______________________
      (a)   The stockholders' equity balance at January 28, 2006 reflects a charge of approximately $72.9 million, net of tax, related to the impairment of goodwill.

      Our primary capital requirements are for funding working capital for new locations and growth of existing locations, as well as debt service obligations and license fees to host store groups, rent payments for the Carlyle stores, funding potential acquisitions, and, to a lesser extent, capital expenditures for opening new locations, renovating existing locations and information technology investments. For 2005 and 2004, capital expenditures totaled $11.9 million and $12.7 million, respectively. Total capital expenditures for 2006 are estimated to be approximately $12 to $14 million, including Carlyle. Although capital expenditures are limited by the terms of the Revolving Credit Agreement, to date, this limitation has not precluded us from satisfying our capital expenditure requirements.

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

      Cash flows provided by (used in) operating, investing and financing activities for the fiscal years ended January 28, 2006, January 29, 2005 and
January 31, 2004 were as follows:

                                                                     FISCAL YEARS ENDED
                                                       -----------------------------------------------
                                                       JANUARY 28,       JANUARY 29,      JANUARY 31,
                                                          2006              2005             2004
                                                       ------------     -------------    -------------
                                                                   (DOLLARS IN THOUSANDS)

     Operating Activities.........................     $   27,309       $    27,041      $     41,183
     Investing Activities.........................        (40,659)          (12,667)          (12,934)
     Financing Activities.........................        (22,902)          (41,233)           (6,278)
     Net increase (decrease) in cash and cash
                                                       ------------     -------------    -------------
       equivalents................................     $  (36,252)      $   (26,859)     $     21,971
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
Operating cash outflows include payments to vendors for inventory, services and supplies, payments for employee payroll, license fees, rent and payments of interest and taxes. Net cash flows from operations were $27.3 million in 2005 and were impacted by the extension of a deferred billing program with the former
May groups, where we receive settlement for certain sales over a twelve month period, resulting in an increase in accounts and other receivables of approximately $13.0 million over last year. Additionally, accounts payable and accrued liabilities increased over last year as a result of the acquisition of
Carlyle. Further, current deferred taxes increased by approximately $5.8 million, of which approximately $4.3 million was attributed to the purchase of
Carlyle and the remaining $1.5 million was primarily the result of tax LIFO and expenses not currently deductible. Long-term deferred tax liabilities decreased by approximately $10.9 million, of which approximately $3.0 million was attributed to the acquisition of Carlyle. The remaining difference was primarily the result of a change in book vs. tax depreciation and the impairment of tax deductible goodwill.

      Our principal operations involving licensed fine jewelry departments substantially preclude customer receivables as our license agreements typically require host stores to remit sales proceeds for each month (without regard to whether such sales were cash, store credit or national credit card) to us approximately three weeks after the end of such month. However, we cannot ensure the collection of sales proceeds from our host stores. Additionally, on average, approximately 50% of our merchandise has been carried on consignment. Our working capital balance was $252.4 million at January 28, 2006, an increase of
$18.1 million from January 29, 2005.

      The seasonality of our business causes working capital requirements, and therefore borrowings under the Revolving Credit Agreement, to reach their highest level in the months of October, November and December in anticipation of the year-end holiday season. Accordingly, we experience seasonal cash needs as inventory levels peak. Additionally, substantially all of our license agreements provide for accelerated payments during the months of November and December, which require the host store groups to remit to us 75% of the estimated months'
sales prior to or shortly following the end of that month. These proceeds result in a significant increase in our cash, which is used to reduce our borrowings under the Revolving Credit Agreement. Inventory levels increased by $53.2 million, or 19.1%, as compared to January 29, 2005, primarily as a result of the acquisition of Carlyle, whose inventory levels were $53.9 million as of January
28, 2006.

INVESTING ACTIVITIES

      Net cash used in investing activities, consisting of the acquisition of
Carlyle in May 2005, which accounted for $28.8 million of cash invested in 2005 as well as payments for capital expenditures, were $40.7 million, $12.7 million and $12.9 million in 2005, 2004 and 2003, respectively. Capital expenditures in
2005, 2004 and 2003 related primarily to expenditures for opening new locations and renovating existing locations.

FINANCING ACTIVITIES

      Payments on debt have been our primary financing activities. Net cash used in financing activities was $22.9 million in 2005 consisting principally of the paydown of Carlyle's revolving credit facility in conjunction with the acquisition. Net cash used in financing activities was $41.2 million in 2004, consisting principally of proceeds from the issuance of the Senior Notes by
Finlay Jewelry and funds received from stock option exercises, offset by the purchase and redemption of the then outstanding Old Senior Debentures and the
Old Senior Notes, the repurchase of 392,745 shares of Common Stock for approximately $6.9 million under our stock repurchase program (which expired in
September 2005) and capitalized financing costs of $5.1 million related to the refinancing of the Old Senior Debentures and the Old Senior Notes. Net cash used in financing activities was $6.3 million in 2003 principally related to the repurchase of 482,217 shares for approximately $6.7 million under our stock repurchase program, partially offset by funds received from stock option exercises.

      Our Revolving Credit Agreement, which matures in January 2008, provides us with a line of credit of up to $225.0 million to finance working capital needs.
Amounts outstanding under the Revolving Credit Agreement bear interest at a rate equal to, at our option, (i) the prime rate plus a margin ranging from zero to
1.0% or (ii) the adjusted Eurodollar rate plus a margin ranging from 1.0% to
2.0%, in each case depending on our financial performance. The weighted average interest rate was 5.9% and 4.0% for 2005 and 2004, respectively.

      In each year, we are required to reduce the outstanding revolving credit balance and letter of credit balance under the Revolving Credit Agreement to
$50.0 million or less and $20.0 million or less, respectively, for a 30 consecutive day period (the "Balance Reduction Requirement"). Borrowings under the Revolving Credit Agreement at January 28, 2006 and January 29, 2005 were zero. The average amounts outstanding under the Revolving Credit Agreement during 2005 and 2004 were $79.4 million and $50.6 million, respectively. The maximum amount outstanding during 2005 was $158.2 million, at which point the available borrowings were an additional $55.9 million. At January 28, 2006 and
January

29, 2005, we had letters of credit outstanding totaling $10.9 million and $11.7 million, respectively, which guarantee various trade activities.

      In August 2005, Federated announced that it had completed a merger with
May. In September 2005, Federated announced its integration plans including a divisional realignment and divestiture of certain stores. Accordingly, effective as of the beginning of 2006, we now operate a total of 401 departments in six of
Federated's nine divisions, which excludes 194 departments in stores that are scheduled to be closed throughout the Spring 2006 season. As a result, the Fall
2006 season will be significantly impacted by the loss of business at these locations. In 2005, we generated sales of approximately $241.0 million from these 194 departments. In 2005, we recorded charges associated with accelerated depreciation of fixed assets and severance totaling approximately $3.8 million related to these departments. We intend to record additional charges totaling approximately $5.3 million related to the accelerated depreciation of fixed assets, field and executive and administrative office severance and other closing related expenses through the dates of the final store closings, estimated to occur by July 2006.

      In May 2005, we completed the acquisition of Carlyle. The purchase price was approximately $29.0 million, plus estimated transaction fees of approximately $1.7 million, and was financed with additional borrowings under the Revolving Credit Agreement. In connection with the acquisition, Carlyle's revolving credit facility was terminated and paid in full at the closing. Since the date of the purchase, Carlyle's cash requirements have been, and we expect will continue to be, funded under Finlay's Revolving Credit Agreement. In connection with the acquisition, we replaced the existing Revolving Credit
Agreement and entered into an amended and restated credit agreement with G.E.
Capital and certain other lenders and Finlay Jewelry entered into the Gold
Consignment Amendment to, among other things, permit the acquisition transaction. In addition, Carlyle and its subsidiaries, together with Finlay
Jewelry, entered into the Supplemental Indentures to guarantee obligations of
Finlay Jewelry under the Senior Notes.

      During 2004, we and Finlay Jewelry each commenced an offer to purchase for cash our Old Senior Debentures and Finlay Jewelry's Old Senior Notes,
respectively. Holders of approximately 79% and 98% of the outstanding Old Senior
Debentures and the outstanding Old Senior Notes, respectively, tendered their securities and consented to amendments to the related indentures. Additionally, during 2004, Finlay Jewelry completed the sale of the Senior Notes and called for the redemption of all of the untendered Old Senior Debentures and Old Senior
Notes, respectively, and these securities were repurchased in July 2004.
Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year.

      Finlay Jewelry incurred approximately $5.2 million in costs, including
$5.0 million associated with the sale of the Senior Notes, which were deferred and are being amortized over the term of the Senior Notes. In June 2004, we recorded pre-tax charges of approximately $9.1 million, including $6.7 million for redemption premiums paid on the Old Senior Debentures and the Old Senior
Notes, $2.1 million to write-off deferred financing costs related to the refinancing of the Old Senior Debentures and the Old Senior Notes and $0.3
million for other expenses. These costs are included in Other expense in the accompanying Consolidated Statements of Operations for the year ended January
29, 2005.

      The tender offers, Senior Notes offering, and redemptions of the outstanding Old Senior Debentures and Old Senior Notes were all undertaken to decrease our overall interest rate, extend our debt maturities and decrease total long-term debt as well as simplify our capital structure by eliminating debt at the parent company level. As a result of the completion of the redemption of the Old Senior Debentures, Finlay Jewelry is no longer required to provide the funds necessary to pay the higher debt service costs associated with the Old Senior Debentures.

      A significant amount of our operating cash flow will be used to pay interest with respect to the Senior Notes and amounts due under the Revolving
Credit Agreement, including the payments required pursuant to the Balance
Reduction Requirement. As of January 28, 2006, our outstanding borrowings were
$200.0 million under the Senior Notes.

      Our agreements covering the Revolving Credit Agreement and the Senior
Notes each require that we comply with certain restrictive and financial covenants. In addition, Finlay Jewelry is a party to the Gold Consignment
Agreement, which also contains certain covenants. Although Finlay Jewelry is in compliance with its financial covenants as of January 28, 2006, as a result of the Federated/May merger and the impact of the merger on our future results of operations, Finlay Jewelry has amended its financial covenants for 2006 with respect to the Revolving Credit Agreement and the Gold Consignment Agreement.
Because compliance is based, in part, on our management's estimates and actual results can differ from those estimates, there can be no assurance that Finlay
Jewelry will be in compliance with the covenants in the future or that the lenders will waive or amend any of the covenants should Finlay Jewelry be in violation thereof. We believe the assumptions used are appropriate.

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

      We believe that, based upon current operations, anticipated growth and continued availability under the Revolving Credit Agreement, Finlay Jewelry will, for the foreseeable future, be able to meet its debt service and anticipated working capital obligations and to make distributions sufficient to permit us to pay certain expenses as they come due. No assurances, however, can be given that Finlay Jewelry's current level of operating results will continue or improve or that Finlay Jewelry's income from operations will continue to be sufficient to permit Finlay Jewelry to meet its debt service and other obligations. Currently, Finlay Jewelry's principal financing arrangements restrict the amount of annual distributions from Finlay Jewelry to us. The amounts required to satisfy the aggregate of Finlay Jewelry's interest expense totaled $23.3 million and $19.6 million in 2005 and 2004, respectively.

      Our long-term needs for external financing will depend on our rate of growth, the level of internally generated funds and the ability to continue obtaining substantial amounts of merchandise on advantageous terms, including consignment arrangements with our vendors. At January 28, 2006 and January 29,
2005 $328.4 million and $349.7 million, respectively, of consignment merchandise from approximately 300 vendors was on hand. For 2005, we had an average balance of consignment merchandise of $352.5 million as compared to an average balance of $365.2 million in 2004.

      The following table summarizes our contractual and commercial obligations which may have an impact on future liquidity and the availability of capital resources, as of January 28, 2006 (dollars in thousands):

                                                                   PAYMENTS DUE BY PERIOD
                                            ---------------------------------------------------------------------
                                                           LESS THAN                                 MORE THAN
         CONTRACTUAL OBLIGATIONS               TOTAL        1 YEAR     1 - 3 YEARS   3 - 5 YEARS      5 YEARS
------------------------------------------  ------------  -----------  ------------  ------------  --------------

Long-Term Debt Obligations:
    Senior Notes (due 2012) (1)...........  $    200,000  $        --  $         --  $         --  $      200,000
Interest payments on Senior Notes.........       108,875       16,750        33,500        33,500          25,125
Operating lease obligations (2)...........        28,778        5,753        10,036         6,259           6,730
Revolving Credit Agreement (due 2008) (3).            --           --            --            --              --
Gold Consignment Agreement (expires 2007).        50,000           --        50,000            --              --
Gold forward contracts....................         5,123        5,123            --            --              --
Employment agreements.....................         7,293        2,804         4,489            --              --
Contractual bonuses (4)...................           691           --           691            --              --
Letters of credit.........................        10,894       10,644            --           250              --
                                            ------------  -----------  ------------  ------------  --------------
   Total..................................  $    411,654  $    41,074  $     98,716  $     40,009  $      231,855
                                            ============  ===========  ============  ============  ==============

_________________________________
(1)   In June 2004, Finlay Jewelry issued $200.0 million of Senior Notes due
      2012. Refer to Note 5 of Notes to the Consolidated Financial Statements.

(2)   Represents future minimum payments under noncancellable operating leases as of January 28, 2006.

(3)   There were no borrowings under the Revolving Credit Agreement at January
      28, 2006. The average amount outstanding during 2005 was $79.4 million and the outstanding balance as of April 7, 2006 was $60.2 million.

(4)   Represents a special bonus for three senior executives equal to 50% of the executives' salary if employed by the Company on June 30, 2008.

      The operating leases included in the above table do not include contingent rent based upon sales volume, which amounted to approximately $155.8 million for
2005, or variable costs such as maintenance, insurance and taxes. Our open purchase orders are cancelable without penalty and are therefore not included in the above table. There were no commercial commitments outstanding as of January
28, 2006, other than as disclosed in the table above, nor have we provided any third-party financial guarantees as of and for the year ended January 28, 2006.

OFF-BALANCE SHEET ARRANGEMENTS

      Finlay Jewelry's Gold Consignment Agreement enables Finlay Jewelry to receive consignment merchandise by providing gold, or otherwise making payment, to certain vendors. While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to the gold consignor. In July 2005, Finlay Jewelry further amended the Gold Consignment
Agreement to, among other things, extend the maturity date to October 31, 2007
(October 31, 2008 should our Revolving Credit Agreement be extended on terms acceptable to the gold consignor) and to establish new financial covenants
(including minimum earnings and fixed charge ratio requirements and certain maximum debt limitations). The Gold Consignment Agreement permits Finlay Jewelry to consign up to the lesser of (i) 165,000 fine troy ounces or (ii) $50.0 million worth of gold, subject to a formula as prescribed by the Gold
Consignment Agreement. At January 28, 2006, amounts outstanding under the Gold
Consignment Agreement totaled 89,103 fine troy ounces, valued at approximately
$50.0 million. The average amount outstanding under the Gold Consignment
Agreement was $49.6 million in 2005. In the event this agreement is terminated,
Finlay Jewelry would be required to return the gold or purchase the outstanding gold at the prevailing gold rate in effect on that date. For financial statement purposes, the consigned gold is not included in merchandise inventories on the
Consolidated Balance Sheets and, therefore, no related liability has been recorded.

      The Gold Consignment Agreement requires Finlay Jewelry to comply with certain covenants, including restrictions on the incurrence of certain indebtedness, the creation of liens, engaging in transactions with affiliates and limitations on the payment of dividends. In addition, the Gold Consignment
Agreement also contains various financial covenants, including minimum earnings and fixed charge coverage ratio requirements and certain maximum debt limitations. Although Finlay Jewelry is in compliance with its financial covenants as of January 28, 2006, as a result of the Federated/May merger and the impact of the merger on our future results of operations, Finlay Jewelry has amended its

financial covenants for 2006 with respect to the Revolving Credit Agreement and the Gold Consignment Agreement.

      We have not created, and are not party to, any off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.

      OTHER ACTIVITIES AFFECTING LIQUIDITY

      In November 2004, we entered into an employment agreement with a senior executive. The employment agreement has a term ending on January 31, 2009, unless earlier terminated, in accordance with the provisions of the employment agreement. The agreement provides an annual salary level of approximately $1.0 million as well as incentive compensation based on meeting specific financial goals.

      In June 2005, we entered into employment agreements with three senior executives of Finlay Jewelry and in March 2006, we entered into an employment agreement with a fourth senior executive of Finlay Jewelry. Each of the agreements has a term of three years, unless earlier terminated in accordance with the provisions of the employment agreements. The agreements provide for annual salary levels totaling approximately $1.6 million, incentive compensation based on meeting specific financial goals and a special bonus equal to 50% of each executives' salary if, in the case of the June 2005 agreements, he or she is employed by Finlay Jewelry on June 30, 2008, and in the case of the March
2006 agreement, if the executive is employed by Finlay Jewelry on February 28,
2009.

      In March 2006, we also entered into an agreement with another senior executive of Finlay Jewelry who was relocated as a result of the Federated/May merger.

      From time to time, we enter into forward contracts based upon the anticipated sales of gold product in order to hedge against the risk arising from our payment arrangements. At January 28, 2006, we had two open positions in gold forward contracts totaling 10,000 fine troy ounces, to purchase gold for
$5.1 million. There can be no assurance that these hedging techniques will be successful or that hedging transactions will not adversely affect our results of operations or financial position. A significant change in prices of key commodities, including gold, could adversely affect the Company's business by reducing operating margins and impacting consumer demand if retail prices are increased significantly.

      SEASONALITY

      Our business is highly seasonal, with a significant portion of our sales and income from operations generated during the fourth quarter of each year, which includes the year-end holiday season. The fourth quarter of 2005 and 2004 accounted for an average of approximately 42% of our sales and approximately 97%
of our income from operations, exclusive of the goodwill impairment charge of
$77.3 million for 2005. We have typically experienced net losses in the first three quarters of our fiscal year. During these periods, working capital requirements have been funded by borrowings under the Revolving Credit
Agreement. Accordingly, the results for any of the first three quarters of any given fiscal year, taken individually or in the aggregate, are not indicative of annual results. See Note 13 of Notes to Consolidated Financial Statements.

      The following table summarizes the quarterly financial data for 2005 and
2004:

                                                                                   FISCAL QUARTER
                                                  ----------------------------------------------------------------------------------
                                                        FIRST               SECOND (A)             THIRD (A)           FOURTH (A)
                                                  ------------------     ------------------     ----------------     ---------------
                                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                                     (UNAUDITED)

2005:
   Sales.....................................      $     185,729          $   199,735            $   183,261          $    421,409
   Gross margin..............................             93,430              100,179                 90,493               206,933
   Income (loss) from operations.............                401              (74,623)(b)             (4,778)               53,009
   Net income (loss) ........................             (2,814)             (74,793)(b)             (6,874)               28,745
   Net income (loss) per share - basic(d)....      $       (0.31)         $     (8.33)(b)        $     (0.77)         $       3.20
   Net income (loss) per share - diluted (d).      $       (0.31)         $     (8.33)(b)        $     (0.77)         $       3.11
2004:
   Sales.....................................      $     187,572          $   188,638            $   166,841          $    380,555
   Gross margin..............................             95,729               96,164                 84,612               192,710
   Income (loss) from operations.............              3,159                4,504                 (2,315)               50,727
   Net income (loss) ........................             (1,557)              (5,712)(c)             (4,826)               28,120
   Net income (loss) per share - basic (d)...      $       (0.18)         $     (0.66)           $     (0.55)         $       3.20
   Net income (loss) per share - diluted (d).      $       (0.18)         $     (0.66)           $     (0.55)         $       3.02

___________________
      (a)   The thirteen week period ended July 30, 2005 includes the results of operations of Carlyle since the date of acquisition.

      (b)   The loss from operations includes a charge of $77.3 million, on a pre-tax basis, related to the impairment of goodwill in the second quarter of 2005. The net loss and net loss per share includes a charge of $72.9 million, net of tax, related to the impairment of goodwill. Refer to Note 17 of Notes to Consolidated Financial
            Statements.

      (c)   The net loss and net loss per share includes debt extinguishment costs of $9.1 million, on a pre-tax basis, related to the
            refinancing of the Old Senior Debentures and the Old Senior Notes in
            the second quarter of 2004. Refer to Note 5 of Notes to Consolidated
            Financial Statements.

      (d)   Net income (loss) per share for each quarter is computed as if each quarter were a discrete period. As such, the total of the four quarters net income (loss) per share does not necessarily equal the net income (loss) per share for the year.

RESTATEMENT OF THE INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

      Subsequent to the issuance of the our interim consolidated financial statements for the twenty-six and thirty-nine week periods ended July 30, 2005 and October 29, 2005, respectively, we determined that the payment of certain debt assumed in the Carlyle acquisition was recorded as an operating activity rather than a financing activity in the consolidated statements of cash flows.
As a result, the consolidated statements of cash flows for the thirteen weeks and twenty six weeks ended July 30, 2005 and thirty-nine weeks ended October 29,
2005 will be restated to reflect the repayment of the debt in accordance with
SFAS No. 95, "Statement of Cash Flows" as cash used in financing activities rather than operating activities. We anticipate correcting this in our Form 10-Q filings for the second and third quarters of 2006. A summary of the effects of the restatement on cash flows provided by (used in) operating and financing activities in these statements of cash flows are as follows (in thousands):

                                                                AS PREVIOUSLY
                                                                  REPORTED            ADJUSTMENT         AS RESTATED
                                                              ----------------     ----------------     --------------

    Thirteen weeks ended July 30, 2005:
    Net cash used in operating activities...................   $   (45,031)         $     17,137         $   (27,894)
    Net cash provided by financing activities...............        74,159               (17,137)             57,022

    Twenty-six weeks ended July 30, 2005:
    Net cash used in operating activities...................      (130,115)               17,137            (112,978)
    Net cash provided by financing activities...............       101,713               (17,137)             84,576

    Thirty-nine weeks ended October 29, 2005:
    Net cash used in operating activities...................      (161,197)               17,137            (144,060)
    Net cash provided by financing activities...............       137,890               (17,137)            120,753

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
Adjustments to earnings resulting from changes in historical loss trends have been insignificant for 2005 and 2004. Further, we do not anticipate any significant change in LIFO that would cause a significant change in our earnings.

      We estimate inventory shrinkage for the period from the last inventory date to the end of the reporting period on a store-by-store basis. Our inventory shortage estimate can be affected by changes in merchandise mix and changes in actual shortage trends. The shrinkage rate from the most recent physical inventory, in combination with historical experience, is the basis for estimating shrinkage. As of January 28, 2006, our shrink reserve totaled $1.2 million, compared to $2.1 million as of January 29, 2005. Additionally, during both 2005 and 2004, inventory shrinkage amounted to approximately 0.4% of sales.

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

      Vendor allowances have been accounted for in accordance with EITF 02-16.
Vendor allowances provided as a reimbursement of specific, incremental and identifiable costs incurred to promote a vendor's products are recorded as an
SG&A reduction when the cost is incurred. All other vendor allowances are initially deferred with the deferred amounts recognized as a reduction in cost of sales when the related product is sold. In 2005, 2004 and 2003, $16.6 million, $18.2 million and $19.4 million, respectively, of vendor allowances has been reflected as a reduction to cost of sales.

      As of January 28, 2006 and January 29, 2005, deferred vendor allowances totaled (i) $11.1 million and $14.8 million, respectively, for owned merchandise, which allowances are included as an offset to merchandise inventories on the Consolidated Balance Sheets, and (ii) $7.5 million and $8.4 million, respectively, for merchandise received on consignment, which allowances are included as deferred income on the Consolidated Balance Sheets.

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

      o     Significant negative industry or economic trends; or

      o     Store closings.

      When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we recognize an impairment loss at the time the undiscounted estimated future net cash flows expected to be generated by an asset (or group of assets) is less than its carrying value. We measure impairment losses as the amount by which the asset's carrying value exceeds its fair value. To the extent future cash flows are less than anticipated, additional impairment charges may result. There have been no adjustments to earnings resulting from the impairment of long-lived assets for 2005. We also review the estimated useful lives of the assets and reduce such lives if necessary. During 2005, we recorded charges of approximately $2.6 million related to the accelerated depreciation of fixed assets as a result of the store closings resulting from the Federated/May merger.

      REVENUE RECOGNITION

      We recognize revenue upon the sale of merchandise, either owned or consigned, to our customers, net of anticipated returns. The provision for sales returns is based on historical evidence of our return rate. As of January 28,
2006 and January 29, 2005, our allowance for sales returns totaled $1.5 million.
Adjustments to earnings resulting from revisions to estimates on our sales return provision has been insignificant for 2005 and 2004.

      SELF-INSURANCE RESERVES

      Other than with respect to our Carlyle operations, we are self-insured for medical and workers' compensation claims up to certain maximum liability amounts. Although the amounts accrued are

determined based on an analysis of historical trends of losses, settlements, litigation costs and other factors, the amounts that we will ultimately disburse could differ materially from the accrued amounts. Self-insurance reserves aggregated $7.1 million and $5.6 million at January 28, 2006 and January 29,
2005, respectively.

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

      ACCOUNTING FOR ACQUISITIONS

      In May 2005, we completed the acquisition of Carlyle. Carlyle currently operates 32 specialty jewelry stores, located primarily in the southeastern
United States. The acquisition of Carlyle has been accounted for under the purchase method of accounting in accordance with SFAS No. 141, "Business
Combinations". As such, we have undertaken an analysis of the fair value of identified tangible and intangible assets and liabilities, and determined the excess of fair value of net assets acquired over cost. We utilized estimates to determine the fair value of inventory and certain acquisition costs.

RECENT ACCOUNTING PRONOUNCEMENT

      In December 2004, the FASB issued SFAS No. 123(R), "Accounting for
Stock-Based Compensation". This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. We will adopt SFAS No. 123(R) for the first quarter of
2006 and we expect to recognize approximately $0.1 million of compensation expense in 2006.

      On January 23, 2006, the Company's Compensation Committee of the Board of
Directors approved accelerating the vesting of all out-of-the-money, unvested stock options held by employees and independent directors. An option was considered out-of-the-money if the stated option exercise price was greater than the closing price of our Common Stock on the day before the Compensation
Committee approved the acceleration. Unvested options to purchase approximately
35,400 shares became exercisable as a result of the vesting acceleration. The vesting acceleration did not result in the recognition of compensation expense for 2005. As a result of the acceleration, expected compensation expense in 2006 was reduced by approximately $0.2 million, on a pre-tax basis.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      This Form 10-K includes forward-looking statements. All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. You can identify these forward-looking statements by the use of words like "strategy," "expect,"
"plan," "believe," "will," "estimate," "intend," "project," "goals," "target,"
"anticipating," "hope" and other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. The forward-

looking statements contained herein are subject to certain risks and uncertainties that could cause actual results, performances or achievements to differ materially from those reflected in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under "Management's Discussion and Analysis of
Financial Condition and Results of Operations." Important factors that could cause actual results to differ materially include, but are not limited to:

      o     Our dependence on, or loss of, certain host store relationships, particularly with respect to Federated, due to the concentration of sales generated by such host store groups;

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

      o     The impact of fluctuations in gold and diamond prices;

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

      o     Our dependence on key officers;

      o     Our high degree of leverage and the availability to us of financing and credit on favorable terms;

      o     Our compliance with applicable contractual covenants;

      o     Changes in regulatory requirements which are applicable to our business;

      o     The impact of future claims and legal actions arising in the ordinary course of business;

      o     Low or negative growth in the economy or in the financial markets which reduce discretionary spending on goods perceived to be luxury items;

      o     The impact of any host store bankruptcy; and

      o     Trends in the general economy in the United States.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to market risk through the interest rate on our borrowings under the Revolving Credit Agreement, which has a variable interest rate. Based on the average amounts outstanding under the Revolving Credit Agreement for
2005, a 100 basis point change in interest rates would have resulted in an increase in interest expense of approximately $0.8 million in 2005. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. In addition, the majority of our borrowings are under fixed rate arrangements, as described in
Note 5 of Notes to Consolidated Financial Statements.

      COMMODITY RISK

      We principally address commodity risk through retail price points. Our commodity risk exposure to diamond, gold and other merchandise categories is market price fluctuations and we do not fully hedge our current positions.

      In 2005, we entered into forward contracts for the purchase of a portion of our gold in order to hedge the risk of gold price fluctuations. The table below provides information about our derivative financial instruments that are sensitive to gold prices as of January 28, 2006:

                                           FINE TROY        PREVAILING
                        CONTRACT           OUNCES OF        GOLD PRICE        CONTRACT FAIR
     COMMODITY      SETTLEMENT DATE          GOLD            PER OUNCE        MARKET VALUE
  ---------------   -----------------   ---------------   ---------------   -----------------

       Gold             5/31/06              5,000           $  570.74         $ 2,854,000
       Gold             6/30/06              5,000           $  572.99         $ 2,865,000

      Based on the amount of sales of gold product, a $10 change in the price of gold may have impacted gross margin by approximately $1.0 million for 2005.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                            PAGE
                                                                                                            ----

Reports of Independent Registered Public Accounting Firms....................................................F-2

Consolidated Statements of Operations for the years ended January 28, 2006, January 29, 2005 and January 31, 2004....................................................................................F-4

Consolidated Balance Sheets as of January 28, 2006 and January 29, 2005......................................F-5

Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income (Loss)
    for the years ended January 28, 2006, January 29, 2005 and January 31, 2004..............................F-6

Consolidated Statements of Cash Flows for the years ended January 28, 2006, January 29, 2005 and January 31, 2004.....................................................................................F-7

Notes to Consolidated Financial Statements for the years ended January 28, 2006, January 29, 2005 and January 31, 2004....................................................................................F-8

Financial Statement Schedule:
    Schedule I - Condensed Financial Information of Registrant .............................................F-30

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE

      We have had no disagreements with our independent registered public accounting firms regarding accounting or financial disclosure matters.

ITEM 9A. CONTROLS AND PROCEDURES
         -----------------------

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

     We excluded from our assessment the internal control over financial reporting within our Carlyle subsidiary, which was acquired on May 19, 2005, and whose financial statements reflect total assets and net sales constituting 13.0%
and 7.0%, respectively, of the related consolidated financial statement amounts as of and for the year ended January 28, 2006.

      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management's assessment identified the following material weakness in internal control over financial reporting.

     During the year ended January 28, 2006, an error was made in the classification of the payment of Carlyle debt assumed upon acquisition as a component of cash flows from operating activities rather than as a component of cash flows from financing activities on the consolidated statements of cash flows. This misclassification had no impact on the increase (decrease) in cash and cash equivalents for the period. This misclassification was corrected and is reflected properly in the consolidated statements of cash flows for the year ended January 28, 2006. The correction of this misstatement will result in the restatement of the consolidated statements of cash flows for the thirteen weeks and twenty-six weeks ended July 30, 2005 and thirty-nine weeks ended October 29,
2005 to reflect the repayment of the debt in accordance with SFAS No. 95,
"Statement of Cash Flows" as cash used in financing activities rather than operating activities. We anticipate correcting this in our Form 10-Q filings for the second and third quarters of 2006. As a result, the Company's controls related to the review, monitoring and analysis of the consolidated statements of cash flows to determine that transactions were appropriately classified in accordance with SFAS No. 95, "Statement of Cash Flows" did not operate effectively.

     Management concluded that as of January 28, 2006, as a result of the material weakness described above, we did not maintain effective internal control over financial reporting. Management and the Audit Committee agree that this control deficiency constitutes a material weakness.

       Our management's assessment of the effectiveness of our internal control over financial reporting as of January 28, 2006 has been audited by Deloitte &
Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REMEDIATION PLANS FOR MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL
REPORTING

     As discussed above, management's assessment identified a material weakness related to the preparation and presentation of the consolidated statements of cash flows. Management did not identify any other material weaknesses in connection with their assessment. The results of

management's assessment were communicated to the Audit Committee. We have implemented enhancements to our internal control over financial reporting to provide reasonable assurance that errors and control deficiencies in our consolidated statements of cash flows will not recur. These enhancements include improving our review and oversight process relating to the internal controls over our consolidated statements of cash flows. These enhancements began during the preparation of the Form 10-K for the year ended January 28, 2006 and will continue on an ongoing basis in 2006.

DISCLOSURE CONTROLS AND PROCEDURES

        The Company's management, with the participation of its CEO and CFO, carried out an evaluation of the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report.
Based upon that evaluation, the CEO and CFO concluded that the design and operation of these disclosure controls and procedures were not effective as of the end of the period covered by this report solely because of the material weakness related to the review, monitoring and analysis of the consolidated statements of cash flows described above. Management did not identify any other material weakness in connection with their assessment. In light of the material weakness described above, we performed additional analyses and other procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles ("GAAP"). Accordingly, management believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

     The Company's management, with the participation of the Company's CEO and
CFO, also conducted an evaluation of the Company's internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended January 28, 2006 that have materially affected, or are reasonably likely to materially affect, the
Company's internal control over financial reporting. Based on that evaluation, there was no such change during the quarter ended January 28, 2006.

     We excluded from our assessment any changes in internal control over financial reporting within our Carlyle subsidiary, which was acquired on May 19,
2005, and whose financial statements reflect total assets and net sales constituting 13.0% and 7.0%, respectively, of the related consolidated financial statement amounts as of and for the year ended January 28, 2006.

     A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The Company conducts periodic evaluations of its controls to enhance, where necessary, its procedures and controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Finlay Enterprises, Inc.:

     We have audited management's assessment, included in the accompanying
Management's Report on Internal Control Over Financial Reporting, that Finlay
Enterprises, Inc. and subsidiaries (the "Company") did not maintain effective internal control over financial reporting as of January 28, 2006, because of the effect of the material weakness identified in management's assessment based on criteria established in Internal Control -- Integrated
Framework issued by the Committee of Sponsoring Organizations of the Treadway
Commission. As described in the accompanying Management's Report on Internal
Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting of its Carlyle subsidiary, which was acquired on May 19, 2005, and whose financial statements reflect total assets and net sales constituting 13.0% and 7.0%, respectively, of the related consolidated financial statement amounts as of and for the year ended January
28, 2006. Accordingly, our audit did not include the internal control over financial reporting at Carlyle. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.
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

    A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment: the Company's controls over the review, monitoring and analysis of the Company's consolidated statements of cash flows to determine that transactions were appropriately classified in accordance with
SFAS No. 95, "Statement of Cash Flows" did not operate effectively. As a result, the Company incorrectly reflected the payment of certain debt assumed in the
Carlyle acquisition as an operating activity rather than a financing activity.
This error resulted in a material reclassification in order to present the 2006 consolidated statements of cash flows in accordance with generally accepted accounting principles. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended January 28, 2006, of the Company and this report does not affect our report on such consolidated financial statements and consolidated financial statement schedule.

      In our opinion, management's assessment that the Company did not maintain effective internal control over financial reporting as of January 28, 2006, is fairly stated, in all material respects, based on the criteria established in
Internal Control -- Integrated Framework issued by the Committee of Sponsoring
Organizations of the Treadway Commission. Also in our opinion, because of the effect of a material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 28, 2006, based on the criteria established in Internal Control -- Integrated Framework issued by the
Committee of Sponsoring Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public
Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January
28, 2006, of the Company and our report dated April 26, 2006 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule based on our audit and the report of other auditors and included an explanatory paragraph regarding the Company's change in method of determining price indices used in the valuation of LIFO inventories in 2004.

/s/ DELOITTE & TOUCHE LLP

New York, New York
April 26, 2006

ITEM 9B. OTHER INFORMATION
         -----------------

     The Company and Finlay Jewelry have entered into an amendment dated as of
April 24, 2006 (the "Revolving Credit Agreement Amendment") to clarify the definition of EBITDA in the Revolving Credit Agreement as set forth in the
Revolving Credit Agreement Amendment.

     The foregoing description of the Revolving Credit Agreement Amendment is qualified in its entirety by reference to the Revolving Credit Agreement
Amendment, which is filed as Exhibit 10.10(d) hereto and is incorporated herein by reference.

PART III

      Certain information incorporated herein by reference to our Proxy
Statement described below is also contained in the Finlay Jewelry Form 10-K for the fiscal year ended January 28, 2006.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Set forth below is certain information with respect to each of the current executive officers and directors of the Company and Finlay Jewelry. Each of the persons listed as a director is a member of the Board of Directors of both the
Company and Finlay Jewelry.

                 NAME                    AGE                             POSITION
------------------------------------   ------   -----------------------------------------------------------

Arthur E. Reiner....................     65     Chairman of the Board, President and Chief Executive
                                                Officer of the Company, Chairman and Chief Executive
                                                Officer of Finlay Jewelry and Director

Joseph M. Melvin....................     55     Executive Vice President and Chief Operating Officer of the
                                                Company and President and Chief Operating Officer of Finlay
                                                Jewelry

Leslie A. Philip....................     59     Executive Vice President and Chief Merchandising Officer of
                                                the Company and Finlay Jewelry

Edward J. Stein.....................     61     Senior Vice President and Director of Stores of Finlay
                                                Jewelry

Joyce Manning Magrini...............     50     Executive Vice President - Administration of Finlay Jewelry

Bruce E. Zurlnick...................     54     Senior Vice President, Treasurer and Chief Financial
                                                Officer of the Company and Finlay Jewelry

David B. Cornstein..................     67     Director

Rohit M. Desai......................     67     Director

Michael Goldstein...................     64     Director

John D. Kerin.......................     67     Director

Richard E. Kroon....................     62     Director

Ellen R. Levine.....................     62     Director

Norman S. Matthews..................     73     Director

Thomas M. Murnane...................     59     Director

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
Messrs. Cornstein, Kerin and Reiner are Class II directors; and Messrs. Matthews and Kroon and Ms. Levine are Class III directors. The terms of the Class II,
Class III and Class I directors expire at the annual meeting of stockholders to be held in 2006, 2007 and 2008, respectively. Officers serve at the discretion of the Board of Directors.

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

      JOYCE MANNING MAGRINI has been Executive Vice President - Administration of Finlay Jewelry since June 2005. From March 1999 to June 2005, Ms. Magrini was
Senior Vice President of Human Resources of Finlay Jewelry and from January 1995 to February 1999, Ms. Magrini was Vice President of Human Resources. Ms. Magrini
held various human resources and customer service positions at Macy's from June
1978 through December 1994.

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
Cornstein was President, Chief Executive Officer and a director of a predecessor of the Company. He is also a director of Circa, Inc.

      ROHIT M. DESAI has been a director of the Company and Finlay Jewelry since
May 1993. Mr. Desai is the founder of and, since its formation in 1984, has been
Chairman and President of Desai Capital Management Incorporated, a specialized equity investment management firm in New York which manages the assets of various institutional clients through Equity-Linked Investors-II, Private Equity
Investors III, L.P. and Private Equity Investors IV, L.P. Mr. Desai is also the managing general partner of the general partner of Equity-Linked Investors-II and the managing member of the general partners of Private Equity Investors III,
L.P. and Private Equity Investors IV, L.P. Mr. Desai serves as a director of
SITEL Corporation, Suncom Wireless, Inc. and Independence Community Bank Corp.

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
California, Inc. and Martha Stewart Living Omnimedia, Inc.

      JOHN D. KERIN has been a director of the Company and Finlay Jewelry since
December 1999. Since January 2000, Mr. Kerin has been a consultant to The McGraw
Hill Companies, Inc. From July 1979 to January 2000, Mr. Kerin served in various positions with The McGraw-Hill Companies, Inc., including, from January 1988 to
September 1990, as President and Chief Executive Officer of Numerex, Inc., a
McGraw Hill subsidiary and from May 1994 to January 2000, as Senior Vice
President, Information Management and Chief Information Officer of the McGraw
Hill Companies, Inc.

      RICHARD E. KROON was elected as a director of the Company and Finlay
Jewelry in 2003. Mr. Kroon retired in July 2001 as chairman of the Sprout Group
Venture Capital Fund (a venture capital affiliate of Credit Suisse First
Boston), where he had served as Chairman since April 2000 and where he served as
Managing Partner from March 1981 to April 2000. Mr. Kroon is also a director of
Cohen & Steers Mutual Funds, and is a past chairman of the National Venture
Capital Association. He also serves on the investment subcommittee of Monmouth
University.

      ELLEN R. LEVINE was appointed as a director of the Company and Finlay
Jewelry in January 2004. Ms. Levine has been Editor-in-Chief of Good
Housekeeping since 1994. Ms. Levine also served as Editor-in-Chief of two other major women's magazines from 1982 to 1994. She is also a director of Gaylord
Entertainment Company.

      NORMAN S. MATTHEWS has been a director of the Company and Finlay Jewelry since July 1993. Mr. Matthews has been a retail consultant based in New York for more than the past five years. Mr. Matthews served as Vice Chairman and then
President of Federated Department Stores from 1983 to 1988. He is also a director of The Progressive Corporation and Henry Schein, Inc.

     THOMAS M. MURNANE has served as a director of the Company and Finlay
Jewelry since December 2002. Mr. Murnane is a retired partner of
PricewaterhouseCoopers, LLP, who served in various capacities during his tenure with that firm since 1980, including Director of the firm's Retail Strategy
Consulting Practice, Director of Overall Strategy Consulting for the East Region
of the United States, and Global Director of Marketing and Brand Management for
PwC Consulting. Mr. Murnane has been self-employed as a business advisor since
2002. Mr. Murnane is also a director of The Pantry, Inc., Captaris, Inc. and
Pacific Sunwear of California, Inc.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         RELATED STOCKHOLDER MATTERS

      The following table sets forth certain information with respect to beneficial ownership of the Common Stock as of April 7, 2006 by (i) each person who, to our knowledge, was the beneficial owner of more than 5% of our outstanding Common Stock, (ii) each of our directors, our Chief Executive
Officer and each of the five other most highly compensated executive officers of the Company or Finlay Jewelry, and (iii) all current directors and executive officers as a group.

                                                                      SHARES OF COMMON STOCK
                                                                      BENEFICIALLY OWNED (1)
                                                                  -------------------------------
                                                                    NUMBER OF        PERCENTAGE
                                      NAME                            SHARES          OF CLASS
---------------------------------------------------------------   --------------   --------------

Wells Fargo & Company(2) ......................................      1,359,880             15.0%
FMR Corp.(3)...................................................        988,722             10.9%
Prides Capital Partners, L.L.C.(4).............................        950,940             10.5%
Dimensional Fund Advisors LLC(5)...............................        737,188              8.1%
Arthur E. Reiner(1)(6).........................................        668,219              7.0%
Barclays Global Investors, N.A.(7) ............................        464,656              5.1%
David B. Cornstein(1)..........................................        403,200              4.4%
Leslie A. Philip(1)(8).........................................        139,738              1.5%
Joseph M. Melvin(1)(9).........................................        131,719              1.4%
Edward J. Stein(1)(10).........................................         75,903               *
Norman S. Matthews(1)(11)......................................         60,650               *
Bruce E. Zurlnick(1)(12).......................................         48,082               *
Michael Goldstein (1)(13)......................................         39,998               *
Joyce Manning Magrini(1)(14)...................................         21,121               *
Rohit M. Desai (1)(15).........................................         15,063               *
Thomas M. Murnane(1)(16).......................................         13,834               *
Richard E. Kroon(1)(17) .......................................          8,063               *
John D. Kerin(1)(18)...........................................          7,387               *
Ellen R. Levine (1)(19) .......................................          5,755               *
All directors and executive officers
as a group (14 persons)(20)....................................      1,638,732             16.3%

________________
    * Less than one percent.

(1)   Based on 9,062,796 shares outstanding on April 7, 2006. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from April 7, 2006 upon the exercise of options, vesting of restricted stock awards and vesting of matching RSUs. Each beneficial owner's percentage ownership is determined by assuming that options, restricted stock and matching RSUs that are held by such person and which are exercisable or become vested within 60 days of April 7, 2006 have been exercised or have become vested. Except as noted below, each beneficial owner has sole voting power and sole investment power, subject
      (in the case of the Company's directors and executive officers) to the terms of the Amended and Restated Stockholders' Agreement dated as of
      March 6, 1995, as amended (the "Stockholders' Agreement"), by and among the Company and certain securityholders of the Company. The address for the

      beneficial owners named in the table, unless specified otherwise in a subsequent footnote, is c/o the Company, 529 Fifth Avenue, New York, New
      York 10017.

(2)   According to Amendment No. 3, dated February 1, 2006, to a Schedule 13G dated January 23, 2004, as amended, filed with the Commission by Wells
      Fargo & Company and Wells Capital Management Incorporated, Wells Fargo &
      Company has sole power to vote 1,238,025 shares and sole power to dispose of 1,333,880 shares and Wells Capital Management Incorporated has sole power to vote 1,212,025 shares and sole power to dispose of 1,298,880 shares. The address of Wells Fargo & Company is 420 Montgomery Street, San
      Francisco, California 94104 and the address for Wells Capital Management
      Incorporated is 525 Market Street, 10th Floor, San Francisco, California
      94104.

(3)   These shares represent shares reported as beneficially owned by FMR Corp.
      in a joint filing on Amendment No. 6, dated February 14, 2006, to a
      Schedule 13G dated February 1, 1999, as amended, filed with the Commission by FMR Corp., Edward C. Johnson 3d, Fidelity Management & Research Company
      ("Fidelity") and Fidelity Low Priced Stock Fund (the "Fund"). According to
      said Schedule 13G Amendment, members of the Edward C. Johnson 3d family are the predominant owners of Class B shares of common stock of FMR Corp., representing approximately 49% of the voting power of FMR Corp. Mr.
      Johnson 3d is Chairman of FMR Corp. The Johnson family group and all other
      Class B shareholders have entered into a shareholders' voting agreement under which all Class B shares will be voted in accordance with the majority vote of Class B shares. Accordingly, through their ownership of voting common stock and the execution of the shareholders' voting agreement, members of the Johnson family may be deemed, under the
      Investment Company Act of 1940, to form a controlling group with respect to FMR Corp. The Schedule 13G Amendment further states that Fidelity, a wholly-owned subsidiary of FMR Corp. and a registered investment adviser, is the beneficial owner of the 988,722 shares which are the subject of the
      Schedule 13G Amendment as a result of its acting as investment adviser to the Fund, an investment company which owns all of such 988,722 shares. Mr.
      Johnson 3d, FMR Corp., through its control of Fidelity, and the Fund each has sole power to dispose of the 988,722 shares owned by the Fund. Neither
      FMR Corp. nor Mr. Johnson 3d has the sole power to vote or direct the voting of the shares owned directly by the Fund, which power resides with the Fund's Board of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Fund's Board of
      Trustees. The address for FMR Corp., Fidelity and the Fund is 82
      Devonshire Street, Boston, Massachusetts 02109.

(4)   According to a Form 3 filed with the Commission on March 30, 2006 and a
      Form 4 filed with the Commission on April 3, 2006, these shares represent shares reported as beneficially owned by Prides Capital Partners, L.L.C., which has sole voting and investment power over these shares. Prides
      Capital Partners, L.L.C. is the general partner of Prides Capital Fund
      L.P., which directly owns the shares of common stock set forth in the table. Additionally, as the controlling shareholders of Prides Capital
      Partners, L.L.C., Kevin A. Richardson, II, Henry J. Lawlor, Jr., Murray A.
      Indick, Charles E. McCarthy and Christian Puscasiu may also be deemed to beneficially own these shares. The address for Prides Capital Partners,
      L.L.C., Kevin A. Richardson, II, Henry J. Lawlor, Jr., Murray A. Indick,
      Charles E. McCarthy, and Christian Puscasiu is 200 High Street, Ste. 700,
      Boston, Massachusetts 02110.

(5)   According to Amendment No. 1, dated February 6, 2006, to a Schedule 13G dated February 9, 2005, as amended, filed with the Commission by
      Dimensional Fund Advisors Inc. ("Dimensional"), Dimensional may be deemed to beneficially own, have sole power to vote or to direct the vote and sole power to dispose or to direct the disposition of the 737,188 shares.
      Dimensional is an investment advisor registered under Section 203 of the
      Investment Advisors Act of 1940. Dimensional furnishes investment advice to four investment companies registered under the Investment Company Act of 1940 and serves as investment manager to certain other commingled group trusts and separate accounts (collectively, the investment companies, trusts and accounts are the "Funds"). In its role as investment advisor or manager, Dimensional may be deemed to be a beneficial owner of the 737,188 shares and to possess sole investment and/or sole voting power over the
      737,188 shares owned directly by the Funds. The address of Dimensional is
      1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.

(6)   Includes options to acquire an aggregate of 440,000 shares of Common Stock having exercise prices ranging from $7.05 to $14.00 per share. Also includes 25,000 shares of restricted stock and 17,413 participant restricted stock units, or RSUs (as herein defined), and excludes 17,413 matching RSUs, which are not yet vested. Also includes 54,437 shares of restricted stock, which were issued in February 2006 and are subject to vesting. Additionally, Mr. Reiner will receive incentive stock compensation of $209,458, on or about April 26, 2006, for which the number of shares has not yet been determined.

(7)   Information regarding share ownership was obtained from the Schedule 13G jointly filed on January 26, 2006 by Barclays Global Investors, NA.,
      Barclays Global Fund Advisors, Barclays Global Investors, Ltd. and
      Barclays Global Investors Japan Trust and Banking Company Limited.
      Barclays Global Investors, NA. has

      sole voting power with respect to 449,726 of the shares shown above and sole disposition power with respect to 464,656 of the shares shown. The address for Barclays Global Investors, NA. is 45 Fremont Street, San
      Francisco, CA 94105.

(8)   Includes options to acquire an aggregate of 126,667 shares of Common Stock having exercise prices ranging from $7.05 to $23.1875 per share. Also includes 8,071 participant RSUs and excludes 8,071 matching RSUs, which are not yet vested. Also includes 5,000 shares of restricted stock awarded in April 2004, which shares are to be received by Ms. Philip in April
      2006. Excludes 5,000 shares of restricted stock awarded in October 2003, which shares are to be received by Ms. Philip upon completion of vesting in September 2007 (or an earlier vesting date under certain circumstances)
      if then employed by the Company. Also excludes 7,200 shares of restricted stock awarded in April 2005, which shares are to be received by Ms. Philip upon completion of vesting in April 2008 (or an earlier vesting date under certain circumstances) if then employed by the Company.

(9)   Includes options to acquire an aggregate of 118,000 shares of Common Stock having exercise prices ranging from $7.05 to $24.3125 per share. Also includes 7,719 participant RSUs and excludes 7,719 matching RSUs, which are not yet vested. Also includes 5,000 shares of restricted stock awarded in April 2004, which shares are to be received by Mr. Melvin in April
      2006. Excludes 5,000 shares of restricted stock awarded in October 2003, which shares are to be received by Mr. Melvin upon completion of vesting in September 2007 (or an earlier vesting date under certain circumstances)
      if then employed by the Company. Also excludes 7,200 shares of restricted stock awarded in April 2005, which shares are to be received by Mr. Melvin upon completion of vesting in April 2008 (or an earlier vesting date under certain circumstances) if then employed by the Company.

(10)  Includes options to acquire an aggregate of 64,667 shares of Common Stock having exercise prices ranging from $7.05 to $13.4219 per share. Also includes 7,536 participant RSUs and excludes 7,536 matching RSUs, which are not yet vested. Also includes 2,500 shares of restricted stock awarded in April 2004, which shares are to be received by Mr. Stein in April 2006.
      Excludes 2,500 shares of restricted stock awarded in October 2003, which shares are to be received by Mr. Stein upon completion of vesting in
      September 2007 (or an earlier vesting date under certain circumstances) if then employed by the Company. Also excludes 3,600 shares of restricted stock awarded in April 2005, which shares are to be received by Mr. Stein upon completion of vesting in April 2008 (or an earlier vesting date under certain circumstances) if then employed by the Company.

(11)  Includes options to acquire an aggregate of 20,000 shares of Common Stock having exercise prices ranging from $9.85 to $12.75 per share. Also includes 9,030 participant and vested matching RSUs and excludes 2,146 matching RSUs, which are not yet vested.

(12)  Includes options to acquire an aggregate of 35,000 shares of Common Stock having exercise prices ranging from $7.05 to $13.5625 per share. Also includes 5,282 participant RSUs and excludes 5,282 matching RSUs, which are not yet vested. Also includes 2,500 shares of restricted stock awarded in April 2004, which shares are to be received by Mr. Zurlnick in April
      2006. Excludes 2,500 shares of restricted stock awarded in October 2003, which shares are to be received by Mr. Zurlnick upon completion of vesting in September 2007 (or an earlier vesting date under certain circumstances)
      if then employed by the Company. Also excludes 3,600 shares of restricted stock awarded in April 2005, which shares are to be received by Mr.
      Zurlnick upon completion of vesting in April 2008 (or an earlier vesting date under certain circumstances) if then employed by the Company.

(13)  Includes options to acquire an aggregate of 20,000 shares of Common Stock having exercise prices ranging from $9.85 to $13.4375 per share. Also includes 9,998 participant and vested matching RSUs and excludes 2,376 matching RSUs which are not yet vested.

(14)  Includes options to acquire an aggregate of 12,000 shares of Common Stock having exercise prices ranging from $7.05 to $12.75 per share. Also includes 5,121 participant RSUs and excludes 5,121 matching RSUs, which are not yet vested. Also includes 3,500 shares of restricted stock awarded in April 2004, which shares are to be received by Ms. Magrini in April
      2006. Excludes 2,500 shares of restricted stock awarded in October 2003, which shares are to be received by Ms. Magrini upon completion of vesting in September 2007 (or an earlier vesting date under certain circumstances)
      if then employed by the Company. Also excludes 5,000 shares of restricted stock awarded in April 2005, which shares are to be received by Ms.
      Magrini upon completion of vesting in April 2008 (or an earlier vesting date under certain circumstances) if then employed by the Company.

(15)  Includes options to acquire an aggregate of 5,000 shares of Common Stock having an exercise price of $15.877 per share. Also includes 8,063 participant and vested matching RSUs and excludes 1,917 matching RSUs which are not yet vested.

(16)  Includes options to acquire an aggregate of 5,000 shares of Common Stock having an exercise price of $12.939 per share. Also includes 8,834 participant and vested matching RSUs and excludes 2,146 matching RSUs which are not yet vested.

(17)  Includes 8,063 participant and vested matching RSUs and excludes 1,917 matching RSUs which are not yet vested.

(18)  Includes 7,387 participant and vested matching RSUs and excludes 1,241 matching RSUs which are not yet vested.

(19)  Includes 5,755 participant and vested matching RSUs and excludes 1,241 matching RSUs, which are not yet vested.

(20)  Includes options to acquire an aggregate of 846,334 shares of Common Stock having exercise prices ranging from $7.05 to $24.3125 per share. Also includes 108,272 participant and vested matching RSUs. Also includes
      18,500 shares of restricted stock awarded in April 2004, which shares are to be received by the respective executive officers in April 2006.
      Excludes 64,126 matching RSUs which are not yet vested and 17,500 shares of restricted stock awarded in October 2003, which shares are to be received upon completion of vesting in September 2007 (or an earlier vesting date under certain circumstances), if the respective officers are then employed by the Company. Also excludes 26,600 shares of restricted stock awarded in April 2005, which shares are to be received upon completion of vesting in April 2008 (or an earlier vesting date under certain circumstances) if the respective officers are then employed by the
      Company.

EQUITY COMPENSATION PLAN TABLE

      Options to purchase Common Stock, restricted stock and RSUs have been granted to employees and non-employee directors under various stock-based compensation plans. See Note 6 of Notes to Consolidated Financial Statements.
The following table summarizes the number of stock options issued, shares of restricted stock and RSUs awarded, the weighted-average exercise price and the number of securities remaining to be issued under all outstanding equity compensation plans as of January 28, 2006.

                                                                                                  (c)
                                                      (a)                  (b)         NUMBER OF SECURITIES
                                                   NUMBER OF        WEIGHTED-AVERAGE   REMAINING AVAILABLE
                                                  SECURITIES         EXERCISE PRICE         FOR FUTURE
                                               TO BE ISSUED UPON           OF             ISSUANCE UNDER
                                                  EXERCISE OF          OUTSTANDING     EQUITY COMPENSATION
                                                  OUTSTANDING           OPTIONS,         PLANS (EXCLUDING
                                                   OPTIONS,             WARRANTS       SECURITIES REFLECTED
              PLAN CATEGORY                   WARRANTS AND RIGHTS      AND RIGHTS         IN COLUMN (a))
-------------------------------------------   -------------------   ----------------   --------------------

Equity compensation plans approved  by
   security holders.....................           1,397,414         $        12.79           224,577
Equity compensation plans not approved
   by security holders..................                  --                     --                --
                                              -------------------   ----------------   --------------------
Total...................................           1,397,414         $        12.79           224,577
                                              ===================   ================   ====================

_______________________
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

      (2)   As of January 28, 2006, an aggregate of 156,000 shares of restricted stock have been issued under the 1997 Plan. Pursuant to awards made in October 2003, April 2004 and April 2005 under the 1997 Plan, an additional 31,250, 32,500 and 48,300 shares, respectively, of restricted stock will be issued to certain of our executive officers on September 30, 2007, April 30, 2006 and April 30, 2008,
            respectively (or an earlier vesting date under certain
            circumstances, provided the respective officers are then employed by
            us).

      In April 2003, the Board of Directors adopted the Executive Deferred
Compensation and Stock Purchase Plan and the Director Deferred Compensation and
Stock Purchase Plan, which was approved by our stockholders on June 19, 2003
(the "RSU Plans"). Under the RSU Plans, key executives and our non-employee directors as directed by our Compensation Committee, are eligible to acquire restricted stock units ("RSUs"). An RSU is a unit of measurement equivalent to one share of common stock, but with none of the attendant rights of a stockholder of a share of common stock. Two types of RSUs are awarded under the
RSU Plans: (i) participant RSUs, where a plan participant may elect to defer, in the case of an executive employee, a portion of his or her actual or target bonus, and in the case of a non-employee director, his or her retainer fees and
Committee chairmanship fees, and receive RSUs in lieu thereof and (ii) matching
RSUs, where we will credit a participant's plan account with one matching RSU for each participant RSU that a participant elects to purchase. While participant RSUs are fully vested at all times, matching RSUs are subject to vesting and forfeiture as set forth in the RSU Plans. At the time of distribution under the RSU Plans, RSUs are converted into actual shares of
Common Stock. As of January 28, 2006, 216,730 RSUs have been awarded under the
RSU Plans.

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

                                     PART IV

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
            33-88938).

4.3(a)      Amended and Restated Stockholders' Agreement dated as of March 6,
            1995 among the Company, David B. Cornstein, Arthur E. Reiner and certain other security holders (incorporated by reference to Exhibit
            4.9 filed as part of the Annual Report on Form 10-K for the period ended January 28, 1995 filed by the Company on April 12, 1995).

4.3(b)      Omnibus Amendment to Registration Rights and Stockholders'
            Agreements (incorporated by reference to Exhibit 10.10 filed as part of the Quarterly Report on Form 10-Q for the period ended November
            1, 1997 filed by the Company on December 16, 1997).

4.4         Registration Rights Agreement dated as of May 26, 1993 among the
            Company, David B. Cornstein, and certain other security holders
            (incorporated by reference to Exhibit 4.7 filed as part of the
            Current Report on Form 8-K filed by the Company on June 10, 1993).

4.5(a)      Indenture dated as of June 3, 2004 between Finlay Jewelry and HSBC
            Bank USA, as Trustee, relating to Finlay Jewelry's 8-3/8% Senior
            Notes due June 1, 2012 (incorporated by reference to Exhibit 4.1 filed as part of the Quarterly Report on Form 10-Q for the period ended May 1, 2004 filed by the Company on June 10, 2004).

4.5(b)      Supplemental Indenture dated as of May 19, 2005 among Carlyle & Co.
            Jewelers, Finlay Jewelry and HSBC Bank USA, as Trustee, together with Subsidiary Guarantee (incorporated by reference to Exhibit 10.5 filed as part of the Current Report on Form 8-K filed by the Company on May 25, 2005).

4.5(c)      Supplemental Indenture dated as of May 19, 2005 among J.E. Caldwell
            Co., Finlay Jewelry and HSBC Bank USA, as Trustee, together with
            Subsidiary Guarantee (incorporated by reference to Exhibit 10.6 filed as part of the Current Report on Form 8-K filed by the Company on May 25, 2005).

4.5(d)      Supplemental Indenture dated as of May 19, 2005 among Carlyle & Co.
            of Montgomery, Finlay Jewelry and HSBC Bank USA, as Trustee,
            together with Subsidiary Guarantee (incorporated by reference to
            Exhibit 10.7 filed as part of the Current Report on Form 8-K filed by the Company on May 25, 2005).

4.5(e)      Supplemental Indenture dated as of May 19, 2005 among Park
            Promenade, Inc., Finlay Jewelry and HSBC Bank USA, as Trustee,
            together with Subsidiary Guarantee (incorporated by reference to
            Exhibit 10.8 filed as part of the Current Report on Form 8-K filed by the Company on May 25, 2005).

4.6         Form of Finlay Jewelry's 8-3/8% Senior Notes due 2012 issued under
            Rule 144A of the Securities Act (incorporated by reference to
            Exhibit 4.2 filed as part of the Quarterly Report on Form 10-Q for the period ended May 1, 2004 filed by the Company on June 10, 2004).

4.7         Form of Finlay Jewelry's 8-3/8% Senior Notes due 2012 issued under
            Regulation S of the Securities Act (incorporated by reference to
            Exhibit 4.3 filed as part of the Quarterly Report on Form 10-Q for the period ended May 1, 2004 filed by the Company on June 10, 2004).

4.8         Registration Rights Agreement, dated as of June 3, 2004, between
            Finlay Jewelry and Credit Suisse First Boston LLC, J.P. Morgan
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
            1993).

10.2(a)     The Company's Retirement Income Plan, as amended and restated June
            2003.

10.2(b)     Amendment No. 1, dated December 23, 2005, to the Company's
            Retirement Income Plan, as amended and restated June 2003.

10.3        Executive Medical Benefits Plan of Finlay Jewelry and the Company
            (incorporated by reference to Exhibit 10.7 of Form S-1 Registration
            Statement, Registration No. 33-59434).

10.4(a)     Employment Agreement, dated as of January 30, 2005, among the
            Company, Finlay Jewelry and Arthur E. Reiner (including the forms of restricted stock agreements annexed thereto) (incorporated by reference to Exhibit 10.5 filed as part of the Quarterly Report on
            Form 10-Q for the period ended October 30, 2004 filed by the Company on December 9, 2004).

10.4(b)     Employment Agreement dated as of June 16, 2005 between Joseph M.
            Melvin and Finlay Jewelry (incorporated by reference to Exhibit 10.1 filed as part of the Current Report on Form 8-K filed by the Company on June 22, 2005).

10.4(c)     Employment Agreement dated as of June 16, 2005 between Leslie A.
            Philip and Finlay Merchandising & Buying, Inc. (incorporated by reference to Exhibit 10.2 filed as part of the Current Report on
            Form 8-K filed by the Company on June 22, 2005).

10.4(d)     Employment Agreement dated as of June 16, 2005 between Joyce Manning
            Magrini and Finlay Jewelry (incorporated by reference to Exhibit
            10.3 filed as part of the Current Report on Form 8-K filed by the
            Company on June 22, 2005).

10.4(e)     Employment Agreement between Bruce E. Zurlnick and Finlay Jewelry
            (incorporated by reference to Exhibit 10.1 filed as part of the
            Current Report on Form 8-K filed by the Company on March 8, 2006).

10.4(f)     Letter Agreement between Edward J. Stein and Finlay Jewelry
            (incorporated by reference to Exhibit 10.2 filed as part of the
            Current Report on Form 8-K filed by the Company on March 8, 2006).

10.5        Tax Allocation Agreement dated as of November 1, 1992 between the
            Company and Finlay Jewelry (incorporated by reference to Exhibit
            19.5 filed as part of the Quarterly Report on Form 10-Q for the period ended May 1, 1993 filed by the Company on June 30, 1993).

10.6(a)     Long Term Incentive Plan of the Company (incorporated by reference to Exhibit 19.6 filed as part of the Quarterly Report on Form 10-Q for the period ended May 1, 1993 filed by the Company on June 30,
            1993).

10.6(b)     Amendment No. 1 to the Company's Long Term Incentive Plan
            (incorporated by reference to Exhibit 10.14(b) of the Form S-1
            Registration Statement, Registration No. 33-88938).

10.6(c)     Amendment to the Company's Long Term Incentive Plan (incorporated by reference to Exhibit 10.11(c) filed as part of the Annual Report on
            Form 10-K for the period ended February 2, 2002 filed by the Company on April 29, 2002).

10.7(a)     1997 Long Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.12 filed as part of the Annual Report on Form 10-K for the period ended February 2, 2002 filed by the Company on April 29,
            2002).

10.7(b)     Amendment to the Company's 1997 Long Term Incentive Plan
            (incorporated by reference to Exhibit 10.2 filed as part of the
            Current Report on Form 8-K filed by the Company on September 10,
            2004).

10.8(a)     The Company's Executive Deferred Compensation and Stock Purchase
            Plan (incorporated by reference to Exhibit 10.1 filed as part of
            Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the
            period ended August 2, 2003 filed by the Company on September 19,
            2003).

10.8(b)     Amendment No. 1, dated June 19, 2003, to the Company's Executive
            Deferred Compensation and Stock Purchase Plan (incorporated by reference to Exhibit 10.2 filed as part of Amendment No. 1 to the
            Quarterly Report on Form 10-Q/A for the period ended August 2, 2003 filed by the Company on September 19, 2003).

10.9(a)     The Company's Director Deferred Compensation and Stock Purchase Plan
            (incorporated by reference to Exhibit 10.3 filed as part of
            Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the
            period ended August 2, 2003 filed by the Company on September 19,
            2003).

10.9(b)     Form of Deferral Agreement under the Company's Director Deferred
            Compensation and Stock Purchase Plan (incorporated by reference to
            Exhibit 10.4 filed as part of the

            Quarterly Report on Form 10-Q for the period ended November 1, 2003 filed by the Company on December 10, 2003).

10.9(c)     Form of Deferral Agreement under the Company's Executive Deferred
            Compensation and Stock Purchase Plan (incorporated by reference to
            Exhibit 10.5 filed as part of the Quarterly Report on Form 10-Q for the period ended November 1, 2003 filed by the Company on December
            10, 2003).

10.10(a)    Third Amended and Restated Credit Agreement, dated as of May 19,
            2005 among Finlay Jewelry and Carlyle & Co. Jewelers, the Company,
            General Electric Capital Corporation ("G.E. Capital"), individually and in its capacity as administrative agent, Bank of America, N.A., individually and as documentation agent, and certain other banks and institutions (incorporated by reference to Exhibit 10.1 filed as part of the Current Report on Form 8-K filed by the Company on May
            25, 2005).

10.10(b)    Joinder Agreement dated as of May 19, 2005 for the benefit of G.E.
            Capital, as administrative agent, in connection with (i) that certain Amended and Restated Guaranty dated as of January 22, 2003 among the guarantors party thereto and the agent, (ii) that certain
            Amended and Restated Security Agreement dated as of January 22, 2003 among the grantors party thereto and the agent and (iii) that certain Amended and Restated Pledge Agreement dated as of January
            22, 2003 among the pledgors party thereto and the agent
            (incorporated by reference to Exhibit 10.4 filed as part of the
            Current Report on Form 8-K filed by the Company on May 25, 2005).

10.10(c)    Amendment No. 1, dated April 7, 2006, to the Third Amended and
            Restated Credit Agreement dated as of May 19, 2005, among Finlay
            Jewelry, Carlyle & Co. Jewelers, the Company and G.E. Capital,
            individually and in its capacity as administrative agent, Bank of
            America, N.A., and certain other banks and institutions
            (incorporated by reference to Exhibit 10.1 filed as part of the
            Current Report on Form 8-K filed by the Company on April 13, 2006).

10.10(d)    Amendment No. 2 dated April 24, 2006, to the Third Amended and
            Restated Credit Agreement dated as of May 19, 2005, among Finlay
            Jewelry, Carlyle & Co. Jewelers, the Company and G.E. Capital,
            individually and in its capacity as administrative agent, Bank of
            America, N.A., and certain other banks and institutions.

10.11       Amended and Restated Guaranty, dated as of January 22, 2003, by
            Finlay Jewelry, Inc. ("FJI"), Finlay Merchandising & Buying, Inc.
            ("Finlay Merchandising & Buying") and eFinlay, Inc. ("eFinlay")
            (incorporated by reference to Exhibit 10.11 filed as part of the
            Annual Report on Form 10-K for the period ended February 1, 2003 filed by the Company on May 1, 2003).

10.12(a)    Amended and Restated Security Agreement dated as of January 22,
            2003, by and among Finlay Jewelry, FJI, Finlay Merchandising &
            Buying, eFinlay and G.E. Capital, individually and as agent
            (incorporated by reference to Exhibit 10.12 filed as part of the
            Annual Report on Form 10-K for the period ended February 1, 2003 filed by the Company on May 1, 2003).

10.12(b)    Amendment to Amended and Restated Security Agreement, dated as of
            May 19, 2005, by and among Finlay Jewelry, Finlay Jewelry, Inc.,
            Finlay Merchandising & Buying, Inc., eFinlay, Inc., Carlyle & Co.
            Jewelers, Carlyle and Co. of Montgomery, Park Promenade, Inc. and
            J.E. Caldwell Co., and G.E. Capital, individually and as agent
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

10.19(a)    Amended and Restated Gold Consignment Agreement dated as of March
            30, 2001 (the "Amended and Restated Gold Consignment Agreement")
            between Finlay Jewelry, eFinlay, Inc. ("eFinlay") and Sovereign Bank
            (as successor to Fleet National Bank, f/k/a BankBoston, N.A., f/k/a
            The First National Bank of Boston, as successor to Rhode Island
            Hospital Trust National Bank) ("Sovereign Bank"), and the other parties which are or may become parties thereto (incorporated by
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
            10, 2003).

10.19(f)    Fifth Amendment, dated as of May 27, 2004, to the Amended and
            Restated Gold Consignment Agreement (incorporated by reference to
            Exhibit 10.3 filed as part of the

            Quarterly Report on Form 10-Q for the period ended May 1, 2004 filed by the Company on June 10, 2004).

10.19(g)    Sixth Amendment, dated as of August 20, 2004, to the Amended and
            Restated Gold Consignment Agreement (incorporated by reference to
            Exhibit 10.1 filed as part of the Quarterly Report on Form 10-Q for the period ended July 31, 2004 filed by the Company on September 9,
            2004).

10.19(h)    Seventh Amendment, dated as of November 22, 2004, to the Amended and
            Restated Gold Consignment Agreement (incorporated by reference to
            Exhibit 10.2 filed as part of the Current Report on Form 8-K filed by the Company on November 24, 2004).

10.19(i)    Consent and Amendment, dated as of May 19, 2005, among Sovereign
            Bank, Sovereign Precious Metals, LLC (Sovereign Bank and Sovereign
            Precious Metals, LLC individually and as agents), Commerzbank
            International S.A., Finlay Fine Jewelry Corporation and eFinlay,
            Inc. to the Amended and Restated Gold Consignment Agreement, dated as of March 30, 2001, as amended (incorporated by reference to
            Exhibit 10.3 filed as part of the Current Report on Form 8-K filed by the Company on May 25, 2005).

10.19(j)    Eighth Amendment dated as of July 29, 2005, among Sovereign Bank,
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

10.19(k)    Ninth Amendment dated as of April 7, 2006, to the Amended and
            Restated Gold Consignment Agreement among Sovereign Bank, Sovereign
            Precious Metals, LLC (Sovereign Bank and Sovereign Precious Metals,
            LLC individually and as agents), Commerzbank International S.A.,
            Finlay Jewelry and eFinlay, Inc. (incorporated by reference to
            Exhibit 10.2 filed as part of the Current Report on Form 8-K filed by the Company on April 13, 2006).

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
            Form 10-Q for the period ended May 5, 2001 filed by the Company on
            June 18, 2001).

10.22       Restricted Stock Agreement, dated as of August 14, 2003, between the
            Company and Arthur E. Reiner (incorporated by reference to Exhibit
            10.2 filed as part of the Quarterly Report on Form 10-Q for the period ended November 1, 2003 filed by the Company on December 10,
            2003).

10.23       Form of Restricted Stock Agreement entered into by the Company in connection with October 2003 awards of restricted stock
            (incorporated by reference to Exhibit 10.3 filed as part of the
            Quarterly Report on Form 10-Q for the period ended November 1, 2003 filed by the Company on December 10, 2003).

10.24       Form of Restricted Stock Agreement entered into by the Company in connection with restricted stock awards under the Company's 1997
            Long Term Incentive Plan (incorporated by reference to Exhibit
            10.1 filed as part of the Quarterly Report on Form 10-Q for the period ended May 1, 2004 filed by the Company on June 10, 2004).

10.25       The Company's 2004 Cash Bonus Plan (incorporated by reference to
            Exhibit 10.1 filed as part of the Current Report on Form 8-K filed by the Company on September 10, 2004).

10.26       Description of Director and Named Executive Officer Compensation.

10.27       Finlay Key Employee Special Severance Pay Plan (incorporated by reference to Exhibit 10.4 filed as part of the Current Report on
            Form 8-K filed by the Company on June 22, 2005).

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
            9, 2004).

21.1        Subsidiaries of the Company.

23.1        Consent of Deloitte & Touche LLP, Independent Registered Public
            Accounting Firm.

23.2        Consent of Cherry, Bekaert & Holland L.L.P., Independent Registered
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

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON
ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                               Finlay Enterprises, Inc.

Date: April 26, 2006                            By:  /s/ ARTHUR E. REINER
                                                    --------------------
                                                      Arthur E. Reiner
                                                    Chairman of the Board

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS
REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE
REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

                 NAME                                    TITLE                       DATE
                 ----                                    -----                       ----

         /s/ ARTHUR E. REINER            Chairman of the Board, President,      April 26, 2006
--------------------------------------
           Arthur E. Reiner              Chief Executive Officer and Director
                                         (Principal Executive Officer)

        /s/ BRUCE E. ZURLNICK            Senior Vice President, Treasurer and   April 26, 2006
--------------------------------------
          Bruce E. Zurlnick              Chief Financial Officer (Principal
                                         Financial and Accounting Officer)

        /s/ DAVID B. CORNSTEIN           Director                               April 26, 2006
--------------------------------------
          David B. Cornstein

        /s/ ROHIT M. DESAI               Director                               April 26, 2006
--------------------------------------
            Rohit M. Desai

        /s/ MICHAEL GOLDSTEIN            Director                               April 26, 2006
--------------------------------------
          Michael Goldstein

          /s/ JOHN D. KERIN              Director                               April 26, 2006
--------------------------------------
            John D. Kerin

         /s/ RICHARD E. KROON            Director                               April 26, 2006
--------------------------------------
           Richard E. Kroon

         /s/ ELLEN R. LEVINE             Director                               April 26, 2006
--------------------------------------
           Ellen R. Levine

        /s/ NORMAN S. MATTHEWS           Director                               April 26, 2006
--------------------------------------
          Norman S. Matthews

        /s/ THOMAS M. MURNANE            Director                               April 26, 2006
--------------------------------------
          Thomas M. Murnane

                            FINLAY ENTERPRISES, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Reports of Independent Registered Public Accounting Firms....................F-2

Consolidated Statements of Operations for the years ended
   January 28, 2006, January 29, 2005 and January 31, 2004...................F-4

Consolidated Balance Sheets as of January 28, 2006 and January 29, 2005......F-5

Consolidated Statements of Changes in Stockholders' Equity and
   Comprehensive Income (Loss) for the years ended January 28, 2006,
   January 29, 2005 and January 31, 2004.....................................F-6

Consolidated Statements of Cash Flows for the years ended
   January 28, 2006, January 29, 2005 and January 31, 2004...................F-7

Notes to Consolidated Financial Statements for the years ended
   January 28, 2006, January 29, 2005 and January 31, 2004...................F-8

Financial Statement Schedule:
   Schedule I - Condensed Financial Information of Registrant...............F-30

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
of Finlay Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets of Finlay
Enterprises, Inc. and subsidiaries (the "Company") as of January 28, 2006 and
January 29, 2005, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income (loss) and cash flows for each of the three fiscal years in the period ended January 28, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the financial statements of
Carlyle & Co. Jewelers and its subsidiaries, ("Carlyle"), a wholly-owned subsidiary of the Company, which statements reflect total assets constituting
13.0% of consolidated total assets as of January 28, 2006 and total net sales constituting 7.0% of consolidated total net sales for the year ended January 28,
2006. Such financial statements were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Carlyle, is based solely on the report of such other auditors.

We conducted our audits in accordance with the standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Finlay Enterprises, Inc. and subsidiaries as of January
28, 2006 and January 29, 2005, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 28,
2006, in conformity with accounting principles generally accepted in the United
States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company
Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of January 28, 2006, based on the criteria established in Internal Control--Integrated Framework issued by the
Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 26, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

As discussed in Notes 2 and 3 to the consolidated financial statements, in 2004, the Company changed their method of determining price indices used in the valuation of LIFO inventories.

/s/ DELOITTE & TOUCHE LLP

New York, New York
April 26, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Carlyle & Co. Jewelers and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Carlyle & Co.
Jewelers and Subsidiaries, a wholly-owned subsidiary of Finlay Fine Jewelry
Corporation, (the "Company"), as of January 28, 2006, and the related consolidated statements of operations and retained earnings, and cash flows for the period beginning May 19, 2005 and ending January 28, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carlyle & Co. Jewelers and
Subsidiaries, a wholly-owned subsidiary of Finlay Fine Jewelry Corporation, as of January 28, 2006, and the results of their operations and their cash flows for the 37 week period then ended in conformity with accounting principles generally accepted in the United States of America.

CHERRY, BEKAERT & HOLLAND L.L.P.

Greensboro, North Carolina
April 26, 2006

                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                    YEAR ENDED
                                                                   --------------------------------------------
                                                                   JANUARY 28,     JANUARY 29,     JANUARY 31,
                                                                       2006            2005            2004
                                                                   ------------    ------------    ------------

Sales ..........................................................   $    990,134    $    923,606    $    902,416
Cost of sales ..................................................        499,099         454,391         440,517
                                                                   ------------    ------------    ------------
    Gross margin ...............................................        491,035         469,215         461,899
Selling, general and administrative expenses ...................        420,613         396,185         388,349
Credit associated with the closure of Sonab ....................             --            (364)             --
Depreciation and amortization ..................................         19,125          17,319          17,026
Impairment of goodwill .........................................         77,288              --              --
                                                                   ------------    ------------    ------------
    Income (loss) from operations ..............................        (25,991)         56,075          56,524
Interest expense, net ..........................................         24,309          22,637          23,506
Other expense ..................................................             79           9,090              --
                                                                   ------------    ------------    ------------
    Income (loss) from continuing operations before
        income taxes ...........................................        (50,379)         24,348          33,018
Provision for income taxes .....................................          5,357           8,323          13,071
                                                                   ------------    ------------    ------------
    Income (loss) from continuing operations ...................        (55,736)         16,025          19,947
Discontinued operations, net of tax ............................             --              --         (11,537)
                                                                   ------------    ------------    ------------
    Net income (loss) ..........................................   $    (55,736)   $     16,025    $      8,410
                                                                   ============    ============    ============

Net income (loss) per share applicable to common shares:
    Basic net income (loss) per share:
        Income (loss) from continuing operations ...............   $      (6.21)   $       1.83    $       2.21
        Discontinued operations, net of tax ....................             --              --           (1.28)
                                                                   ------------    ------------    ------------
        Basic net income (loss) per share ......................   $      (6.21)   $       1.83    $       0.93
                                                                   ============    ============    ============

    Diluted net income (loss) per share:
        Income (loss) from continuing operations ...............   $      (6.21)   $       1.74    $       2.15
        Discontinued operations, net of tax ....................             --              --           (1.24)
                                                                   ------------    ------------    ------------
        Diluted income (loss) per share ........................   $      (6.21)   $       1.74    $       0.91
                                                                   ============    ============    ============

Weighted average shares and share equivalents outstanding:
        Basic ..................................................      8,980,621       8,737,272       9,012,257
                                                                   ============    ============    ============
        Diluted ................................................      8,980,621       9,218,294       9,291,759
                                                                   ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                     JANUARY 28,    JANUARY 29,
                                                                        2006           2005
                                                                     -----------    -----------

                                     ASSETS
Current assets:
   Cash and cash equivalents .....................................   $    28,191    $    64,443
   Accounts receivable ...........................................        39,034         22,598
   Other receivables .............................................        43,203         35,692
   Merchandise inventories .......................................       331,757        278,589
   Prepaid expenses and other ....................................         4,232          2,958
                                                                     -----------    -----------
      Total current assets .......................................       446,417        404,280
                                                                     -----------    -----------
Fixed assets:
   Building, equipment, fixtures and leasehold improvements ......       116,267        113,039
   Less - accumulated depreciation and amortization ..............        55,903         50,558
                                                                     -----------    -----------
      Fixed assets, net ..........................................        60,364         62,481
                                                                     -----------    -----------
Deferred charges and other assets, net ...........................        14,701         16,859
Goodwill .........................................................            --         77,288
                                                                     -----------    -----------
      Total assets ...............................................   $   521,482    $   560,908
                                                                     ===========    ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable - trade ......................................   $   111,452    $   102,994
   Accrued liabilities:
      Accrued salaries and benefits ..............................        17,139         14,654
      Accrued miscellaneous taxes ................................         7,869          7,242
      Accrued interest ...........................................         3,031          3,120
      Deferred income ............................................         7,543          8,449
      Deferred income taxes ......................................        12,426          6,593
      Other ......................................................        13,831         10,539
   Income taxes payable ..........................................        20,770         16,479
                                                                     -----------    -----------
      Total current liabilities ..................................       194,061        170,070
Long-term debt ...................................................       200,000        200,000
Deferred income taxes ............................................        10,171         21,070
Other non-current liabilities ....................................           965            587
                                                                     -----------    -----------
      Total liabilities ..........................................       405,197        391,727
                                                                     -----------    -----------
Commitments and contingencies (Note 12)
Stockholders' equity:
   Common Stock, par value $.01 per share; authorized 25,000,000 shares; issued 11,214,614 and 11,197,281 shares, at
      January 28, 2006 and January 29, 2005, respectively ........           112            112
   Additional paid-in capital ....................................        92,505         90,048
   Retained earnings .............................................        52,296        108,032
   Unamortized restricted stock compensation .....................        (1,593)        (1,500)
   Accumulated other comprehensive income (loss) .................           364           (112)
   Less treasury stock, of 2,207,904 shares, at both January
      28, 2006 and January 29, 2005, at cost .....................       (27,399)       (27,399)
                                                                     -----------    -----------
      Total stockholders' equity .................................       116,285        169,181
                                                                     -----------    -----------
      Total liabilities and stockholders' equity .................   $   521,482    $   560,908
                                                                     ===========    ===========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                            FINLAY ENTERPRISES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                              ACCUMULATED
                                                                                 OTHER
                                                                             COMPREHENSIVE
                                                                             INCOME (LOSS)/
                                    COMMON STOCK                              UNAMORTIZED
                               --------------------- ADDITIONAL                RESTRICTED                  TOTAL
                                 NUMBER                PAID-IN     RETAINED      STOCK       TREASURY  STOCKHOLDERS'  COMPREHENSIVE
                                OF SHARES    AMOUNT    CAPITAL     EARNINGS   COMPENSATION    STOCK       EQUITY      INCOME (LOSS)
                               -----------  -------- ----------- ----------- --------------  --------  -------------  -------------

Balance, February 1, 2003 .....  9,300,638  $   106  $   79,680  $    83,597  $        (554) $(13,793)  $    149,036
  Net income ..................         --       --          --        8,410             --        --          8,410  $       8,410
  Change in fair value of
    gold forward contracts,
    net of tax ................         --       --          --           --           (140)       --           (140)          (140)
                                                                                                                      -------------
  Comprehensive income ........         --                                                                            $       8,270
                                                                                                                      =============
  Exercise of stock options
    and related tax benefit ...    149,500        1       1,722           --             --        --          1,723
  Issuance of restricted
    stock and restricted
    stock units ...............     50,000        1       1,406           --         (1,327)       --             80
  Amortization of restricted
    stock compensation and
    restricted stock units ....         --       --          --           --            531        --            531
  Purchase of treasury stock ..   (482,217)      --          --           --             --    (6,744)        (6,744)
                               -----------  -------- ----------- ----------- --------------  --------  -------------
Balance, January 31, 2004 .....  9,017,921      108      82,808       92,007         (1,490)  (20,537)       152,896
  Net income ..................         --       --          --       16,025             --        --         16,025  $      16,025
  Change in fair value of
    gold forward contracts,
    net of tax ................         --       --          --           --            (27)       --            (27)           (27)
                                                                                                                      -------------
  Comprehensive income ........                                                                                       $      15,998
                                                                                                                      =============
  Exercise of stock options
    and related tax benefit ...    364,201        4       4,964           --             --        --          4,968
  Issuance of restricted
    stock and restricted
    stock units ...............         --       --       2,276           --         (1,453)       --            823
  Amortization of restricted
    stock compensation and
    restricted stock units ....         --       --          --           --          1,358        --          1,358
  Purchase of treasury stock ..   (392,745)      --          --           --             --    (6,862)        (6,862)
                               -----------  -------- ----------- ----------- --------------  --------  -------------
Balance, January 29, 2005 .....  8,989,377      112      90,048      108,032         (1,612)  (27,399)       169,181
  Net loss ....................         --       --          --      (55,736)            --        --        (55,736) $     (55,736)
  Change in fair value of
    gold forward contracts,
    net of tax ................         --       --          --           --            476        --            476            476
                                                                                                                      -------------
  Comprehensive loss ..........                                                                                       $     (55,260)
                                                                                                                      =============
  Exercise of stock options
    and related tax benefit ...     17,333       --         209           --             --        --            209
  Issuance of restricted
    stock and restricted
    stock units ...............         --       --       2,248           --         (1,309)       --            939
  Amortization of restricted
    stock compensation and
    restricted stock units ....         --       --          --           --          1,216        --          1,216
                               -----------  -------- ----------- ----------- --------------  --------  -------------
Balance, January 28, 2006 .....  9,006,710  $   112  $   92,505  $    52,296  $      (1,229) $(27,399)  $    116,285
                               ===========  ======== =========== =========== ==============  ========  =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                            YEAR ENDED
                                                                               -------------------------------------
                                                                               JANUARY 28,  JANUARY 29,  JANUARY 31,
                                                                                  2006         2005         2004
                                                                               -----------  -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) .......................................................   $   (55,736) $    16,025  $     8,410
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Write-down of goodwill included in discontinued operations ..............            --           --       13,758
   Impairment of goodwill ..................................................        77,288           --           --
   Depreciation and amortization ...........................................        19,125       17,319       18,716
   Amortization of deferred financing costs ................................         1,185        1,125        1,033
   Amortization of restricted stock compensation and restricted stock units          1,216        1,358          531
   Loss on extinguishment of debt ..........................................            --        9,090           --
   Credit associated with the closure of Sonab .............................            --         (364)          --
   Deferred income tax provision ...........................................        (5,457)      12,337        6,784
   Other, net ..............................................................           288        2,082           77
   Changes in operating assets and liabilities, net of effects from purchase of Carlyle (Note 15):
      (Increase) decrease in accounts and other receivables ................       (23,057)       1,769       (7,501)
      (Increase) decrease in merchandise inventories .......................         1,989       (5,641)      (9,404)
      (Increase) decrease in prepaid expenses and other ....................          (262)        (342)         642
      Increase (decrease) in accounts payable and accrued liabilities ......        10,730      (27,717)       8,137
                                                                               -----------  -----------  -----------
           NET CASH PROVIDED BY OPERATING ACTIVITIES .......................        27,309       27,041       41,183
                                                                               -----------  -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of equipment, fixtures and leasehold improvements .............       (11,869)     (12,667)     (12,934)
   Acquisition of Carlyle, net of cash acquired ............................       (28,790)          --           --
                                                                               -----------  -----------  -----------
           NET CASH USED IN INVESTING ACTIVITIES ...........................       (40,659)     (12,667)     (12,934)
                                                                               -----------  -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from revolving credit facility .................................       733,314      590,311      683,750
   Principal payments on revolving credit facility .........................      (733,314)    (590,311)    (683,750)
   Payment of Carlyle debt assumed upon acquisition ........................       (17,137)          --           --
   Proceeds from issuance of Senior Notes ..................................            --      200,000           --
   Purchase and redemption of Old Senior Debentures and Old Senior Notes ...            --     (231,971)          --
   Capitalized financing costs .............................................          (311)      (5,088)        (431)
   Bank overdraft ..........................................................        (5,600)      (1,248)        (424)
   Purchase of treasury stock ..............................................            --       (6,862)      (6,744)
   Stock options exercised .................................................           146        3,936        1,321
                                                                               -----------  -----------  -----------
           NET CASH USED IN FINANCING ACTIVITIES ...........................       (22,902)     (41,233)      (6,278)
                                                                               -----------  -----------  -----------
           INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ................       (36,252)     (26,859)      21,971
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ...............................        64,443       91,302       69,331
                                                                               -----------  -----------  -----------
CASH AND CASH EQUIVALENTS, END OF YEAR .....................................   $    28,191  $    64,443  $    91,302
                                                                               ===========  ===========  ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Interest paid ........................................................   $    23,213  $    23,695  $    22,783
                                                                               ===========  ===========  ===========
      Income taxes paid (refunded) .........................................   $     6,940  $    (5,982) $    10,914
                                                                               ===========  ===========  ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
      Tax benefit from exercise of stock options ...........................   $        63  $     1,028  $       401
                                                                               ===========  ===========  ===========
      Restricted stock units issuance costs accrued not yet paid ...........   $       546  $       636  $        --
                                                                               ===========  ===========  ===========
      Accrual for purchases of fixed assets ................................   $     2,548  $     1,990  $        --
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

      In May 2005, we completed the acquisition of Carlyle & Co. Jewelers and its subsidiaries ("Carlyle"). Carlyle currently operates 32 specialty jewelry stores in nine states located primarily in the southeastern United States under the Carlyle & Co., J.E. Caldwell & Co. and Park Promenade trade names. Carlyle's results of operations are included in the accompanying Consolidated Statements of Operations since the date of acquisition.

      Refer to Note 3 and Note 5 for information regarding amendments to our financial covenants. Additionally, refer to Note 14 for information regarding the consolidation of host store groups and the impact on our licensed department business.

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
References to 2006, 2005, 2004 and 2003 relate to the fiscal years ended on
February 3, 2007, January 28, 2006, January 29, 2005 and January 31, 2004. Each
of the fiscal years includes 52 weeks, except 2006 which includes 53 weeks.

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

      The cost to us of gold merchandise sold on consignment, which typically varies with the price of gold, is not fixed until the merchandise is sold. We, at times, enter into forward contracts based upon the anticipated sales of gold product in order to hedge against the risk of gold price fluctuations. Such

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

contracts typically have durations ranging from one to nine months. For the years ended January 28, 2006, January 29, 2005 and January 31, 2004, the
gain/loss on open forward contracts was not material. At January 28, 2006, we had two open positions in gold forward contracts totaling 10,000 fine troy ounces to purchase gold for $5.1 million. At January 29, 2005, we had several open positions in gold forward contracts totaling 37,000 fine troy ounces to purchase gold for $16.1 million. The fair value of gold under such contracts was
$5.7 million and $15.8 million at January 28, 2006 and January 29, 2005, respectively.

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

      We have designated our existing derivative instruments, consisting of gold forward contracts, as cash flow hedges. For derivative instruments designated as cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income, a separate component of stockholders' equity, and is reclassified into cost of sales when the offsetting effects of the hedged transaction impact earnings. Changes in the fair value of the derivative attributable to hedge ineffectiveness are recorded in earnings immediately. At January 28, 2006, the fair value of the gold forward contracts resulted in the recognition of an asset of $0.6 million. At January
29, 2005, the fair value of the gold forward contracts resulted in the recognition of a liability of $0.2 million. The amount recorded in accumulated other comprehensive income at January 28, 2006 of $0.4 million, net of tax, is expected to be reclassified into earnings during 2006. The amount recorded in accumulated other comprehensive loss at January 29, 2005 of $0.1 million, net of tax, was reclassified into earnings in the first quarter of 2005.

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
generally, four years for displays, three to 15 years for fixtures, computers and equipment and 30 to 39 years for buildings. Leasehold improvements and other fixed assets are depreciated over the shorter of their estimated useful lives or the expected term of the license or lease agreements.

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

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Included in Deferred charges and other assets, net in the accompanying
Consolidated Balance Sheets at both January 28, 2006 and January 29, 2005, are capitalized software costs of $23.0 million and accumulated amortization of
$15.8 million and $12.6 million, respectively.

      NET INCOME (LOSS) PER SHARE: Net income (loss) per share has been computed in accordance with SFAS No. 128, "Earnings per Share". Basic and diluted net income (loss) per share were calculated using the weighted average number of shares outstanding during each period, with options to purchase common stock, par value $0.01 per share ("Common Stock"), restricted stock and restricted stock units, included in diluted net income (loss) per share, using the treasury stock method, to the extent that such options, restricted stock and restricted stock units were dilutive. As we had a net loss for 2005, the stock options, restricted stock and restricted stock units are not considered in the calculation of diluted net loss per share due to their antidilutive effect. As a result, the weighted average number of shares outstanding used for both the basic and diluted net loss per share calculations was the same. Total stock options, restricted stock and restricted stock units outstanding were 1,411,094 at January 28, 2006 at prices ranging from $7.05 to $24.31 per share. Due to the antidilutive impact on net income per share, 49,739 and 207,644 options were not included in the weighted average shares outstanding for 2004 and 2003, respectively. The following is an analysis of the differences between basic and diluted net income per share:

                                                                  FISCAL YEAR ENDED
                                           ---------------------------------------------------------------
                                               JANUARY 28,            JANUARY 29,          JANUARY 31,
                                                   2006                  2005                  2004
                                           --------------------   -------------------   ------------------
                                           NUMBER OF     PER      NUMBER OF    PER      NUMBER OF    PER
                                            SHARES      SHARE      SHARES     SHARE      SHARES     SHARE
                                           ---------  ---------   ---------  --------   ---------  -------

Weighted average shares outstanding.....   8,980,621  $   (6.21)  8,737,272  $   1.83   9,012,257  $  0.93
Dilutive stock options..................          --         --     289,023      (.06)    209,874    (0.02)
Restricted stock........................          --         --     141,582      (.03)     66,993       --
Restricted stock units..................          --         --      50,417        --       2,635       --
Weighted average shares                    ---------  ---------   ---------  --------   ---------  -------
 and share equivalents..................   8,980,621  $   (6.21)  9,218,294  $   1.74   9,291,759  $  0.91
                                           =========  =========   =========  ========   =========  =======

      DEFERRED FINANCING COSTS: Deferred financing costs are amortized over the term of the related debt agreements using the straight line method, which approximates the effective interest method. Net deferred financing costs totaled
$5.1 million at January 28, 2006 and $6.1 million at January 29, 2005, net of accumulated amortization of $2.6 million and $1.5 million, respectively. The deferred financing costs are reflected as a component of Deferred charges and other assets, net in the accompanying Consolidated Balance Sheets. Amortization of deferred financing costs for 2005, 2004 and 2003 totaled $1.2 million, $1.1 million and $1.0 million, respectively, and have been recorded as a component of
Interest expense, net in the accompanying Consolidated Statements of Operations.
Refer to Note 5 for additional information regarding deferred financing costs.

      REVENUE RECOGNITION: We recognize revenue upon the sale of merchandise, either owned or consigned, to our customers, net of anticipated returns. The provision for sales returns is based on our historical return rate. Carlyle offers its customers a layaway plan that allows them to set merchandise aside and pay for it over a period of up to ten months with no finance charges.
Receipts of layaway deposits are recorded as a liability on the balance sheet and are included in other current liabilities, which totaled approximately $0.6 million at January 28, 2006. Layaway deposits are not recognized as sales until fully paid for by the customer and the customer claims the merchandise.

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

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      ADVERTISING COSTS: All costs associated with advertising are expensed in the month that the advertising takes place. For 2005, 2004 and 2003, gross advertising expenses were $45.3 million, $45.4 million and $47.1 million, respectively, and are included in SG&A in the accompanying Consolidated
Statements of Operations.

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

      As of January 28, 2006 and January 29, 2005, deferred vendor allowances totaled (i) $11.1 million and $14.8 million, respectively, for owned merchandise, which allowances are included as an offset to Merchandise inventories on our Consolidated Balance Sheets, and (ii) $7.5 million and $8.4 million, respectively, for merchandise received on consignment, which allowances are included as Deferred income on our Consolidated Balance Sheets.

      STORE OPENING COSTS: The cost of opening new locations are expensed as incurred.

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

      STOCK-BASED COMPENSATION: SFAS No. 148, "Accounting for Stock-Based
Compensation - Transition and Disclosure" amends SFAS No. 123 "Accounting for
Stock-Based Compensation", to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock options. As permitted by SFAS No. 123, we have elected to account for stock options using the intrinsic value method. In accordance with the provisions of
SFAS No. 148 and APB No. 25, we have not recognized compensation expense related to our stock options. However, deferred stock-based compensation is amortized using the straight-line method over the vesting period. Had the fair value method of accounting been applied to our stock option plans, which requires recognition of compensation cost ratably over the vesting period of the stock options, Net income (loss) and Net income (loss) per share would be as follows:

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                                       FISCAL YEAR ENDED
                                                           ------------------------------------------
                                                           JANUARY 28,     JANUARY 29,    JANUARY 31,
                                                               2006            2005          2004
                                                           ------------    ------------   -----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)

NET INCOME (LOSS):
Reported net income (loss) ..............................  $    (55,736)   $     16,025   $     8,410
Add/Deduct: Stock-based employee compensation
      expense included in reported net income (loss),
      net of tax ........................................           566             841           466
Add/Deduct: Stock-based employee compensation
      expense determined under the fair value
      method, net of tax ................................          (706)         (1,162)         (934)
                                                           ------------    ------------   -----------
Pro forma net income (loss) .............................  $    (55,876)   $     15,704   $     7,942
                                                           ============    ============   ===========

BASIC NET INCOME (LOSS) PER SHARE:
Reported net income (loss) per share ....................  $      (6.21)   $       1.83   $      0.93
                                                           ============    ============   ===========
Pro forma net income (loss) per share ...................  $      (6.22)   $       1.80   $      0.88
                                                           ============    ============   ===========

DILUTED NET INCOME (LOSS) PER SHARE:
Reported net income (loss) per share ....................  $      (6.21)   $       1.74   $      0.91
                                                           ============    ============   ===========
Pro forma net income (loss) per share ...................  $      (6.22)   $       1.70   $      0.85
                                                           ============    ============   ===========

      The fair value of options granted in 2005, 2004 and 2003 was estimated using the Black-Scholes option-pricing model based on the weighted average market price at the grant date of $13.12 in 2005, $18.60 in 2004 and $15.63 in
2003 and the following weighted average assumptions: risk free interest rate of
4.20%, 3.78% and 3.59% for 2005, 2004 and 2003, respectively, expected life of seven years for each of 2005, 2004 and 2003 and volatility of 59.45% for 2005,
58.62% for 2004 and 58.46% for 2003. The weighted average fair value of options granted in 2005, 2004 and 2003 was $4.64, $6.30 and $5.20, respectively. Options generally vest in five years and expire in ten years from their dates of grant.

      In December 2004, the FASB issued SFAS No. 123(R), "Accounting for
Stock-Based Compensation". This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. We will adopt SFAS No. 123(R) for the first quarter of
2006 and we expect to recognize approximately $0.1 million of compensation expense in 2006.

      On January 23, 2006, the Company's Compensation Committee of the Board of
Directors approved accelerating the vesting of all out-of-the-money, unvested stock options held by employees and independent directors. An option was considered out-of-the-money if the stated option exercise price was greater than the closing price of our Common Stock on the day before the Compensation
Committee approved the acceleration. Unvested out-of-the-money options to purchase approximately 35,400 shares became exercisable as a result of the vesting acceleration. The vesting acceleration did not result in the recognition of compensation expense for 2005. As a result of the acceleration, expected compensation expense in 2006 was reduced by approximately $0.2 million, on a pre-tax basis.

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

NOTE 3--MERCHANDISE INVENTORIES

Merchandise inventories consisted of the following:

                                                           JANUARY 28,     JANUARY 29,
                                                             2006 (a)          2005
                                                           ------------    ------------
                                                                  (IN THOUSANDS)

Jewelry goods - rings, watches and other fine jewelry
    (first-in, first-out ("FIFO") basis).................  $    353,009    $    297,266
Less: Excess of FIFO cost over LIFO inventory value......        21,252          18,677
                                                           ------------    ------------
                                                           $    331,757    $    278,589
                                                           ============    ============

____________________
(a) Merchandise inventories as of January 28, 2006 include approximately $53.9 million of inventory related to Carlyle on a LIFO basis.

      In accordance with EITF 02-16, the FIFO basis of merchandise inventories have been reduced by $11.1 million and $14.8 million at January 28, 2006 and
January 29, 2005, respectively, to reflect the vendor allowances as a reduction in the cost of merchandise.

      During the third quarter of 2004, we changed our method of determining price indices used in the valuation of LIFO inventories from selected producer price indices published for jewelry and watches by the BLS to internally developed indices. We believe that this change is an alternative accounting method that is preferable since the internal indices are representative of our actual merchandise mix of inventory, as opposed to the producer price indices, which are broader, more general inflation indices. Further, our current merchandising and inventory system provides more readily available information to calculate the internal indices than our previous system, thus, facilitating our ability to calculate the index internally.

      This change has been accounted for as a change in accounting principle. A change in accounting principle results from the adoption of a generally accepted accounting principle different than the one used previously for reporting purposes. The cumulative effect of this change on retained earnings at the beginning of 2004 and the pro forma impact of applying the new method in the periods prior to 2004 are not determinable and, therefore, the prior years presented have not been restated to reflect this change in accounting method. As such, for comparative purposes, the following table presents the impact on Net income (in thousands) and Net income per share for 2004 had we not changed our
LIFO method:

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3--MERCHANDISE INVENTORIES (CONTINUED)

                                                            FISCAL YEAR
                                                               ENDED
                                                            JANUARY 29,
                                                                2005
                                                            ------------
NET INCOME:
Net income, as reported.................................    $     16,025
Impact of change in LIFO inventory valuation method,
     net of tax.........................................           3,687
                                                            ------------
Net income, excluding change in accounting principle....    $     12,338
                                                            ============

BASIC NET INCOME PER SHARE:
Basic net income per share, as reported.................    $       1.83
Impact of change in LIFO inventory valuation method,
     net of tax.........................................           (0.42)
Basic net income per share, excluding change in
                                                            ------------
     accounting principle...............................    $       1.41
                                                            ============

DILUTED NET INCOME PER SHARE:
Diluted net income per share, as reported...............    $       1.74
Impact of change in LIFO inventory valuation method,
     net of tax.........................................           (0.40)
Diluted net income per share, excluding change in
                                                            ------------
     accounting principle...............................    $       1.34
                                                            ============

      Approximately $328.4 million and $349.7 million at January 28, 2006 and
January 29, 2005, respectively, of merchandise received on consignment is not included in Merchandise inventories and Accounts payable-trade in the accompanying Consolidated Balance Sheets.

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

      In July 2005, Finlay Jewelry further amended the Gold Consignment
Agreement to, among other things, extend the maturity date to October 31, 2007
(October 31, 2008 should our Revolving Credit Agreement be extended on terms acceptable to the gold consignor) and to establish new financial covenants
(including minimum earnings and fixed charge coverage ratio requirements and certain maximum debt limitations). The Gold Consignment Agreement permits Finlay
Jewelry to consign up to the lesser of (i) 165,000 fine troy ounces or (ii)
$50.0 million worth of gold, subject to a formula as prescribed by the Gold
Consignment Agreement. At January 28, 2006 and January 29, 2005, amounts outstanding under the Gold Consignment Agreement totaled 89,103 and 116,687 fine troy ounces, respectively, valued at approximately $50.0 million and $49.8 million, respectively. In the event this agreement is terminated, Finlay Jewelry will be required to return the gold or purchase the outstanding gold at the prevailing gold rate in effect on that date. For financial statement purposes, the Gold Consignment Agreement is an off-balance sheet arrangement. As such, the consigned gold is not included in Merchandise inventories on our
Consolidated Balance Sheets and, therefore, no related liability has been recorded. Additionally, Finlay Jewelry makes cash advances to certain vendors for the cost of the non-gold portion of the gold consignment merchandise. As of
January 28, 2006 and January 29, 2005, these advances totaled $30.6 million and
$31.0 million, respectively, and are recorded in Other receivables on our
Consolidated Balance Sheets.

      Under the Gold Consignment Agreement, Finlay Jewelry is required to pay a daily consignment fee on the dollar equivalent of the fine gold value of the ounces of gold consigned thereunder. The daily consignment fee as of January 28,
2006 and January 29, 2005 was approximately 3.0% and 2.8% per annum, respectively. In addition, Finlay Jewelry is required to pay a fee of 0.5% if the amount of gold consigned has a value equal to or less than $12.0 million.
Consignment fees for the years ended January 28, 2006, January 29, 2005 and
January 31, 2004 were $1.1 million, $1.2 million and $1.1 million, respectively.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      The Gold Consignment Agreement requires Finlay Jewelry to comply with certain covenants, including restrictions on the incurrence of certain indebtedness, the creation of liens, engaging in transactions with affiliates and limitations on the payment of dividends. In addition, the Gold Consignment
Agreement also contains various financial covenants, including minimum earnings and fixed charge coverage ratio requirements and certain maximum debt limitations. Although Finlay Jewelry is in compliance with its financial covenants as of January 28, 2006, as a result of the Federated/May merger and the impact of the merger on our future results of operations, Finlay Jewelry has amended its financial covenants for 2006 with respect to the Gold Consignment
Agreement. Because compliance is based, in part, on our management's estimates and actual results can differ from those estimates, there can be no assurance that we will be in compliance with the covenants in the future or that the lenders will waive or amend any of the covenants should we be in violation thereof. We believe the assumptions used are appropriate.

NOTE 4--FIXED ASSETS

      Fixed assets consists of the following:

                                                           JANUARY 28,     JANUARY 29,
                                                               2006            2005
                                                           ------------    ------------
                                                                  (IN THOUSANDS)

Land and building .......................................  $     10,024    $      9,736
Fixtures.................................................        77,705          75,938
Displays.................................................         8,273           8,639
Computers and equipment..................................        18,102          18,518
Leasehold improvements...................................         2,163              --
Construction in progress.................................            --             208
                                                           ------------    ------------
                                                                116,267         113,039
Less: accumulated depreciation and
      amortization.......................................       (55,903)        (50,558)
                                                           ------------    ------------
Net fixed assets.........................................  $     60,364    $     62,481
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

      The Revolving Credit Agreement is secured by a first priority perfected security interest in all of Finlay Jewelry's (and any subsidiary's) present and future tangible and intangible assets. The Revolving Credit Agreement contains customary covenants, including limitations on or relating to capital expenditures, liens, indebtedness, investments, mergers, acquisitions, affiliate transactions, management compensation and the payment of dividends and other restricted payments. The Revolving Credit Agreement also contains various financial covenants, including minimum earnings and fixed charge coverage ratio requirements and certain maximum debt limitations. Although Finlay Jewelry is in compliance with its amended financial covenants as of January 28, 2006, as a result of the Federated/May merger and the impact of the merger on our future results of operations, Finlay Jewelry has further amended its financial covenants for 2006 with respect to the Revolving Credit Agreement. Because compliance is based, in part, on our management's estimates and actual results can differ from those estimates, there can be no assurance that we will be in compliance with the covenants in the future or that the lenders will waive or amend any of the covenants should we be in violation thereof. We believe the assumptions used are appropriate.

      There were no amounts outstanding at both January 28, 2006 and January 29,
2005 under the Revolving Credit Agreement. The maximum amounts outstanding under the Revolving Credit Agreement during 2005, 2004 and 2003 were $158.2 million,
$99.8 million and $93.5 million, respectively. The average amounts outstanding for the same periods were $79.4 million, $50.6 million and $42.7 million, respectively. The weighted average interest rates were 5.9%, 4.0% and 3.4% for
2005, 2004 and 2003, respectively.

      At January 28, 2006 and January 29, 2005, we had letters of credit outstanding totaling $10.9 million and $11.7 million, respectively, which guarantee various trade activities. The contract amounts of the letters of credit approximate their fair value.

      Long-term debt consisted of the following:

                                                           JANUARY 28,     JANUARY 29,
                                                               2006            2005
                                                           ------------    ------------
                                                                  (IN THOUSANDS)

      Senior Notes (a)...................................  $    200,000    $    200,000
                                                           ============    ============

______________________
(a)   The fair value of the Senior Notes, determined based on market quotes, was approximately $177.5 million at January 28, 2006.

      During 2004, we and Finlay Jewelry each commenced an offer to purchase for cash our 9% Senior Debentures, due May 1, 2008, having an aggregate principal amount of $75.0 million (the "Old Senior Debentures") and Finlay Jewelry's
8-3/8% Senior Notes, due May 1, 2008, having an aggregate principal amount of
$150.0 million (the "Old Senior Notes"), respectively. Holders of approximately
79% and 98% of the outstanding Old Senior Debentures and the outstanding Old
Senior Notes, respectively, tendered

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5--SHORT AND LONG-TERM DEBT (CONTINUED)

their securities and consented to amendments to the related indentures.
Additionally, during 2004, Finlay Jewelry completed the sale of 8-3/8% Senior
Notes, due June 1, 2012, having an aggregate principal amount of $200.0 million
(the "Senior Notes") and called for the redemption of all of the untendered Old
Senior Debentures and Old Senior Notes, respectively, and those securities were repurchased in July 2004. Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year.

      Finlay Jewelry incurred approximately $5.2 million in costs associated with the sale of the Senior Notes, of which $5.0 million were deferred and are being amortized over the term of the Senior Notes. In June 2004, we recorded pre-tax charges of approximately $9.1 million, including $6.7 million for redemption premiums paid on the Old Senior Debentures and the Old Senior Notes,
$2.1 million to write-off deferred financing costs related to the refinancing of the Old Senior Debentures and the Old Senior Notes and $0.3 million for other expenses. These costs are included in Other expense in the accompanying
Consolidated Statements of Operations for the year ended January 29, 2005.

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

      The indenture governing the Senior Notes contains restrictions relating to, among other things, the payment of dividends, redemptions or repurchases of capital stock, the incurrence of additional indebtedness, the making of certain investments, the creation of certain liens, the sale of certain assets, entering into transactions with affiliates, engaging in mergers and consolidations and the transfer of all or substantially all assets. Finlay Jewelry was in compliance with all of its covenants as of and for the year ended January 28,
2006.

      The aggregate amounts of long-term debt payable in each of the five years in the period ending January 28, 2010 are as follows:

                                                       (IN THOUSANDS)
                                                       --------------
      2006.........................................    $           --
      2007.........................................                --
      2008.........................................                --
      2009.........................................                --
      2010.........................................                --
      Thereafter...................................           200,000
                                                       --------------
                                                       $      200,000
                                                       ==============

      Interest expense for 2005, 2004 and 2003 was $24.6 million, $22.8 million and $23.6 million, respectively. Interest income for the same periods was $0.3 million, $0.2 million and $0.1 million, respectively.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6--STOCKHOLDERS' EQUITY

      Our Long Term Incentive Plan (the "1993 Plan") permits us to grant to our key employees, consultants and certain other persons, and our directors (other than members of the Compensation Committee of our Board of Directors), the
following: (i) stock options; (ii) stock appreciation rights in tandem with stock options; (iii) limited stock appreciation rights in tandem with stock options; (iv) restricted or nonrestricted stock awards subject to such terms and conditions as the Compensation Committee shall determine; (v) performance units which are based upon attainment of performance goals during a period of not less than two nor more than five years and which may be settled in cash or in Common
Stock, at the discretion of the Compensation Committee; or (vi) any combination of the foregoing. Under the 1993 Plan, we may grant stock options which are either incentive stock options within the meaning of Section 422 of the Internal
Revenue Code of 1986, as amended (the "Code"), or non-incentive stock options.
As of January 28, 2006, an aggregate of 732,596 shares of our Common Stock have been reserved for issuance pursuant to the 1993 Plan, of which a total of
161,219 shares are subject to options granted to certain senior management, key employees and a director. The exercise prices of such options range from $7.23 per share to $16.50 per share.

      In March 1997, our Board of Directors adopted the 1997 Long-Term Incentive
Plan (the "1997 Plan"), which was approved by our stockholders in June 1997. The
1997 Plan, which is similar to the 1993 Plan, is intended as a successor to the
1993 Plan and provides for the grant of the same types of awards as are currently available under the 1993 Plan. Of the 1,850,000 shares of our Common
Stock that have been reserved for issuance pursuant to the 1997 Plan, a total of
907,415 shares, as of January 28, 2006, are subject to options granted to certain senior management, key employees and directors and 484,780 shares are subject to purchases and awards of restricted stock and restricted stock units.
The exercise prices of such options range from $7.05 per share to $24.31 per share.

      The following table summarizes the transactions pursuant to our 1993 Plan and 1997 Plan for 2005, 2004 and 2003:

                                                2005                       2004                       2003
                                      ------------------------   ------------------------   -------------------------
                                       NUMBER OF    WTD. AVG.     NUMBER OF    WTD. AVG.     NUMBER OF     WTD. AVG.
                                        OPTIONS     EX. PRICE      OPTIONS     EX. PRICE      OPTIONS      EX. PRICE
                                      -----------  -----------   -----------  -----------   ------------  -----------

Outstanding at beginning of year...     1,074,967  $     12.03     1,431,368  $     11.70      1,590,335  $     11.46
Granted............................        13,000        12.80        14,000        18.60         10,000        15.63
Exercised..........................       (17,333)        7.56      (364,201)       10.87       (149,500)        8.85
Forfeited..........................        (2,000)       15.83        (6,200)       19.66        (19,467)       15.73
                                      -----------  -----------   -----------  -----------   ------------  -----------
Outstanding at end of year.........     1,068,634  $     12.11     1,074,967  $     12.03      1,431,368  $     11.70
                                      ===========  ===========   ===========  ===========   ============  ===========
Exercisable at end of year.........     1,029,634  $     12.28       900,267  $     12.30      1,101,208  $     12.27

      The following table summarizes information concerning options outstanding and exercisable at January 28, 2006:

                     OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
-------------------------------------------------------------   ----------------------------
                                  WTD. AVG.
 EXERCISE          NUMBER         REMAINING        WTD. AVG.       NUMBER         AVERAGE
PRICE RANGE      OUTSTANDING   CONTRACTUAL LIFE    EX. PRICE    EXERCISABLE   EXERCISE PRICE
-------------   ------------   ----------------   -----------   -----------   --------------

$ 7.05-$14.00        956,634        3.07          $    11.44       917,634    $    11.63
$14.59-$19.50         82,000        3.69               15.71        82,000         15.71
$21.00-$24.31         30,000        2.14               23.56        30,000         23.56
                ------------   ----------------   -----------   -----------   --------------
$ 7.05-$24.31      1,068,634        3.20          $    12.11     1,029,634    $    12.28
                ============   ================   ===========   ===========   ==============

      As of January 28, 2006, and from inception of our stock repurchase program, which expired in September 2005, we repurchased a total of 2,207,904 shares for $27.4 million.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6--STOCKHOLDERS' EQUITY (CONTINUED)

      In February 2001, an executive officer of the Company was issued Common
Stock, subject to restrictions ("Restricted Stock") in the amount of 100,000 shares, pursuant to a restricted stock agreement. The Restricted Stock became fully vested on January 29, 2005 and was accounted for as a component of stockholders' equity. Compensation expense of approximately $1.2 million has been amortized over four years and totaled approximately $0.3 million in each of
2004 and 2003.

      In August 2003, an executive officer of the Company was issued an additional 50,000 shares of Restricted Stock, pursuant to a restricted stock agreement. Fifty percent of the Restricted Stock became fully vested on January
31, 2005 and was accounted for as a component of stockholders' equity.
Compensation expense of approximately $0.4 million has been amortized over the vesting period and totaled approximately $0.3 million and $0.1 million in 2004 and 2003, respectively. The remaining 50% of the Restricted Stock becomes fully vested on June 30, 2007 and has been accounted for as a component of stockholders' equity. Compensation expense of approximately $0.4 million is being amortized over the vesting period and totaled approximately $0.1 million in each of 2005, 2004 and 2003.

      In October 2003, certain executives of the Company were awarded a total of
31,250 shares of Restricted Stock, pursuant to restricted stock agreements. The
Restricted Stock becomes fully vested after four years of continuous employment with the Company and is accounted for as a component of stockholders' equity with respect to unamortized restricted stock compensation. However, such shares are not considered outstanding. Compensation expense of approximately $0.5 million is being amortized over four years and totaled approximately $0.1 million in each of 2005, 2004 and 2003.

      In April 2004, certain executives of the Company were awarded a total of
32,500 shares of Restricted Stock, pursuant to restricted stock agreements. The
Restricted Stock becomes fully vested after two years of continuous employment with the Company and is accounted for as a component of stockholders' equity with respect to unamortized restricted stock compensation. However, such shares are not considered outstanding. Compensation expense of approximately $0.6 million is being amortized over two years and totaled approximately $0.3 million and $0.2 million in 2005 and 2004, respectively.

      Commencing in February 2005, an executive officer of the Company became entitled to receive stock incentive compensation based on the attainment of financial objectives established by senior management and approved by the Board of Directors. The maximum amount of stock incentive compensation payable in any fiscal year is equal to the number of restricted shares of Common Stock having an aggregate value nearest to $400,000 with the actual amount to be based on whether the specified financial results are met for each respective year, except that for 2006, the maximum aggregate value is $200,000. Compensation expense of
$0.2 million was recorded during 2005. These shares are not considered outstanding at January 28, 2006. Additionally, for each fiscal year during the employment term, the executive officer is eligible to receive Restricted Stock having an aggregate value nearest to $500,000, subject to the terms of the employment agreement. Compensation expense will be recognized ratably over the vesting periods.

      In April 2005, certain executives of the Company were awarded a total of
48,300 shares of Restricted Stock, pursuant to restricted stock agreements. The
Restricted Stock becomes fully vested after three years of continuous employment with the Company and is accounted for as a component of stockholders' equity with respect to unamortized restricted stock compensation. However, such shares are not considered outstanding. Compensation expense of approximately $0.6 million is being amortized over three years. Amortization for 2005 totaled approximately $0.1 million.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7--EXECUTIVE AND DIRECTOR DEFERRED COMPENSATION AND STOCK
        PURCHASE  PLANS

      In April 2003, the Board of Directors adopted the Executive Deferred
Compensation and Stock Purchase Plan and the Director Deferred Compensation and
Stock Purchase Plan, which was approved by our stockholders on June 19, 2003
(the "RSU Plans"). Under the RSU Plans, key executives and non-employee directors, as directed by our Compensation Committee, are eligible to acquire restricted stock units ("RSUs"). An RSU is a unit of measurement equivalent to one share of common stock, but with none of the attendant rights of a stockholder of a share of Common Stock. Two types of RSUs are awarded under the
RSU Plans: (i) participant RSUs, where a plan participant may elect to defer, in the case of an executive employee, a portion of his or her actual or target bonus, and in the case of a non-employee director, his or her retainer fees and
Committee chairmanship fees, and receive RSUs in lieu thereof and (ii) matching
RSUs, where we will credit a participant's plan account with one matching RSU for each participant RSU that a participant elects to purchase. While participant RSUs are fully vested at all times, matching RSUs are subject to vesting and forfeiture as set forth in the RSU Plans. At the time of distribution under the RSU Plans, RSUs are converted into actual shares of
Common Stock. As of January 28, 2006 and January 29, 2005, 216,730 and 98,422
RSUs, respectively, have been awarded under the RSU Plans. Amortization totaled approximately $0.5 million and $0.4 million for 2005 and 2004, respectively.

NOTE 8--LICENSE AGREEMENTS WITH DEPARTMENT STORES AND LEASE
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

      Our operating leases consist primarily of office space rentals and the
Carlyle retail store locations, which leases expire on various dates through
2016. Minimum fees, in the table below, represent the rent paid on these operating leases. The department store license agreements provide for the payment of fees based on sales (i.e., contingent fees in the table below), plus, in some instances, installment payments for fixed assets. Additionally, certain of the Carlyle leases require payment of contingent rent based on a percentage of store sales in excess of a specified threshold. License fees and lease expense, included in Selling, general and administrative expenses, are as follows (in thousands):

                                                            FISCAL YEAR ENDED
                                              ---------------------------------------------
                                               JANUARY 28,      JANUARY 29,     JANUARY 31,
                                                   2006            2005             2004
                                              --------------    ------------    -----------

Minimum fees..............................    $        5,758    $      2,028    $     1,974
Contingent fees...........................           155,796         154,268        149,346
                                              --------------    ------------    -----------
     Total................................    $      161,554    $    156,296    $   151,320
                                              ==============    ============    ===========

      Future minimum payments under noncancellable operating leases having initial or remaining noncancellable lease terms in excess of one year are as follows as of January 28, 2006:

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8--LICENSE AGREEMENTS WITH DEPARTMENT STORES AND LEASE
        AGREEMENTS (CONTINUED)

                                                        (IN THOUSANDS)
                                                        --------------
      2006...........................................    $     5,753
      2007 ..........................................          5,561
      2008 ..........................................          4,475
      2009 ..........................................          3,238
      2010 ..........................................          3,021
      Thereafter.....................................          6,730
                                                        --------------
           Total minimum payments required...........    $    28,778
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
Additionally, we have the option to contribute 2% of the employees' earnings annually, as limited by the Code, which begin to vest upon the completion of three years of employment and accrues at the rate of 20% per year. Company contributions totaled $2.2 million, $2.3 million and $2.1 million for 2005, 2004 and 2003, respectively.

      In addition, Carlyle maintains a separate employee tax savings plan under
Section 401(k) of the Code, which provides for matching contributions of 25% of employee contributions, up to 5% of each participating employee's earnings.
Matching contributions for 2005 totaled approximately $0.1 million. Carlyle may make additional contributions to the plan, however, no additional contributions were made during 2005.

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

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10--INCOME TAXES (CONTINUED)

      Deferred tax assets and liabilities at year end are as follows:

                                                                          JANUARY 28,       JANUARY 29,
                                                                              2006             2005
                                                                          ------------     -------------
                                                                                  (IN THOUSANDS)

Deferred Tax Assets
  Uniform inventory capitalization....................................    $      3,879     $       3,416
  Expenses not currently deductible...................................           3,226             1,693
  Net operating losses - current......................................             503                --
                                                                          ------------     -------------
                                                                                 7,608             5,109
  Valuation allowance.................................................              --               100
                                                                          ------------     -------------
     Total current....................................................           7,608             5,009
                                                                          ------------     -------------
  Net operating losses - non-current..................................           2,284                --
   Tax deductible goodwill............................................           2,601                --
                                                                          ------------     -------------
     Total non-current................................................           4,885                --
                                                                          ------------     -------------
        Total deferred tax assets.....................................          12,493             5,009
                                                                          ------------     -------------
Deferred Tax Liabilities
  LIFO inventory valuation............................................          20,034            11,602
                                                                          ------------     -------------
     Total current....................................................          20,034            11,602
                                                                          ------------     -------------
Depreciation and amortization.........................................          15,056            21,070
                                                                          ------------     -------------
     Total non-current................................................          15,056            21,070
                                                                          ------------     -------------
        Total deferred tax liabilities................................          35,090            32,672
                                                                          ------------     -------------
          Net deferred income tax liabilities.........................    $     22,597     $      27,663
                                                                          ============     =============
     Net current deferred income tax liabilities......................    $     12,426     $       6,593
     Net non-current deferred income tax liabilities..................          10,171            21,070
                                                                          ------------     -------------
          Net deferred income tax liabilities.........................    $     22,597     $      27,663
                                                                          ============     =============

      The components of income tax expense are as follows (in thousands):

                                                         FISCAL YEAR ENDED
                                              ---------------------------------------
                                              JANUARY 28,   JANUARY 29,   JANUARY 31,
                                                 2006          2005          2004
                                              -----------   -----------   -----------

Current taxes - Federal...................    $   9,462     $  (1,889)     $  6,005
Current taxes - State and local...........        1,506        (1,525)          282
Current taxes - Foreign...................         (154)         (600)           --
Deferred taxes - Federal..................       (4,073)        9,746         5,359
Deferred taxes - State and local..........       (1,384)        2,591         1,425
                                              -----------   -----------   -----------
Provision for income taxes................    $   5,357     $   8,323      $ 13,071
                                              ===========   ===========   ===========

      A reconciliation of the income tax provision computed by applying the federal statutory rate to Income (loss) from continuing operations before income taxes to the Provision for income taxes on the accompanying Consolidated
Statements of Operations is as follows (in thousands):

                                                               FISCAL YEAR ENDED
                                                    ---------------------------------------
                                                    JANUARY 28,   JANUARY 29,   JANUARY 31,
                                                       2006          2005          2004
                                                    -----------   -----------   -----------

Federal statutory provision.....................    $ (17,633)    $   8,522     $  11,556
Impairment of goodwill..........................       23,258            --            --
Foreign tax refund..............................           --        (1,800)           --
Redetermination of foreign tax credits..........         (154)        1,200            --
State and local taxes, net of federal benefit...          187           953         1,109
Reversal of tax accruals no longer required.....         (425)       (1,025)           --
Other...........................................          124           473           406
                                                    -----------   -----------   -----------
Provision for income taxes......................    $   5,357     $   8,323     $  13,071
                                                    ===========   ===========   ===========

      During 2004 and 2005, a benefit of approximately $1.0 million and $0.4 million, respectively, was recorded associated with the reversal of tax accruals no longer required, primarily as the result of the closing of open tax years.
Further, in 2004 we recorded refunds claimed for foreign taxes originally paid in

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10--INCOME TAXES (CONTINUED)

1995 and 1996, together with an adjustment for foreign tax credits previously used to reduce U.S. income tax liability. This resulted in a net recovery of foreign tax of approximately $0.6 million and $0.2 million in 2004 and 2005, respectively. Additionally, the 2005 period reflects a benefit of approximately
$4.4 million associated with the impairment of goodwill.

      As a result of the acquisition of Carlyle, we acquired net operating loss carryforwards that are subject to an annual limitation of $1.3 million. At
October 31, 2005, we had available net operating loss carryforwards for federal income tax reporting purposes of approximately $7.0 million that expire from
2019 through 2024.

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

NOTE 11--DISCONTINUED OPERATIONS

      During 2003, Federated Department Stores, Inc. ("Federated") announced that it would not renew our license agreement in its Burdines department store division due to the consolidation of the Burdines and Macy's fine jewelry departments in 2004. The termination of the license agreement in January 2004 resulted in the closure of 46 Finlay departments in the Burdines department store division. In 2003, we generated approximately $55.0 million in sales from the Burdines departments. The results of operations of the Burdines department store division have been segregated from those of continuing operations, net of tax, and classified as discontinued operations for the year ended January 31,
2004.

      A summary of the statement of operations information relating to the discontinued operations is as follows (in thousands):

                                                               FISCAL YEAR ENDED
                                                                  JANUARY 31,
                                                                     2004
                                                               -----------------
Sales.......................................................    $     55,006
Income before income taxes (1) (2)..........................           3,676
Discontinued operations, net of tax (3).....................         (11,537)

__________________________
(1)   Includes an allocation of $0.2 million of interest expense related to the
      Revolving Credit Agreement.

(2)   The results of operations of the Burdines departments excludes allocations of general and administrative expenses and interest expense related to the
      Old Senior Notes and the Old Senior Debentures.

(3)   The loss from discontinued operations includes a write-down of goodwill of
      $13.8 million during the year ended January 31, 2004, as a result of the department closings.

NOTE 12--COMMITMENTS AND CONTINGENCIES

      From time to time, we are involved in litigation arising out of our operations in the normal course of business. As of April 7, 2006, we are not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our business, results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12--COMMITMENTS AND CONTINGENCIES (CONTINUED)

      In November 2004, we entered into an employment agreement with a senior executive. The employment agreement has a term ending on January 31, 2009, unless earlier terminated in accordance with the provisions of the employment agreement. The agreement provides an annual salary level of approximately $1.0 million as well as incentive compensation based on meeting specific financial goals.

      In June 2005, we entered into employment agreements with three senior executives of Finlay Jewelry and in March 2006, we entered into an employment agreement with a fourth senior executive of Finlay Jewelry. Each of the agreements has a term of three years, unless earlier terminated in accordance with the provisions of the employment agreements. The agreements provide for annual salary levels totaling approximately $1.6 million, incentive compensation based on meeting specific financial goals and a special bonus equal to 50% of each executives' salary if, in the case of the June 2005 agreements, he or she is employed by Finlay Jewelry on June 30, 2008, and in the case of the March
2006 agreement, if the executive is employed by Finlay Jewelry on February 28,
2009.

      In March 2006, we also entered into an agreement with another senior executive of Finlay Jewelry who was relocated as a result of the Federated/May merger.

      The Senior Notes, the Revolving Credit Agreement and the Gold Consignment
Agreement currently restrict the amount of annual distributions from Finlay
Jewelry to us.

      Our concentration of credit risk consists principally of accounts receivable. Over the past three years, store groups owned by Federated and those stores previously owned by The May Department Stores Company ("May") accounted for approximately 73% of our sales. We believe that the risk associated with these receivables, other than those from department store groups indicated
above, would not have a material adverse effect on our financial position or results of operations.

      In 2005, approximately 31% of sales related to the Finlay departments were generated by merchandise obtained from their five largest vendors and approximately 10% of sales related to the Finlay departments were generated by merchandise obtained from its largest vendor. Additionally, merchandise obtained from Carlyle's two largest vendors generated approximately 52% of its sales.

      We have not provided any third-party financial guarantees as of January
28, 2006 and January 29, 2005 and for each of the three fiscal years in the period ended January 28, 2006.

NOTE 13--QUARTERLY FINANCIAL DATA (UNAUDITED)

      The following table summarizes the quarterly financial data for 2005 and
2004 (dollars in thousands, except per share data):

                                                             FISCAL YEAR ENDED JANUARY 28, 2006
                                                    -----------------------------------------------------
                                                       FIRST        SECOND         THIRD        FOURTH
                                                      QUARTER     QUARTER (a)   QUARTER (a)   QUARTER (a)
                                                    -----------   -----------   -----------   -----------

Sales..........................................     $  185,729    $  199,735    $  183,261    $  421,409
Gross margin...................................         93,430       100,179        90,493       206,933
Selling, general and administrative
   expenses....................................         88,909        93,305        89,949       148,450
Income (loss) from operations (b)..............            401       (74,623)       (4,778)       53,009
Net income (loss) (c)..........................         (2,814)      (74,793)       (6,874)       28,745

Net income (loss) per share applicable to
   Common shares (c) (e):
Basic net income (loss) per share..............     $    (0.31)   $    (8.33)   $    (0.77)   $     3.20
                                                    ===========   ===========   ===========   ===========
Diluted net income (loss) per share............     $    (0.31)   $    (8.33)   $    (0.77)   $     3.11
                                                    ===========   ===========   ===========   ===========

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13--QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

                                                             FISCAL YEAR ENDED JANUARY 29, 2005
                                                    -----------------------------------------------------
                                                       FIRST        SECOND         THIRD        FOURTH
                                                      QUARTER       QUARTER       QUARTER       QUARTER
                                                    -----------   -----------   -----------   -----------

Sales..........................................     $  187,572    $  188,638    $  166,841    $  380,555
Gross margin...................................         95,729        96,164        84,612       192,710
Selling, general and administrative expenses...         88,181        87,286        82,629       137,725
Income (loss) from operations..................          3,159         4,504        (2,315)       50,727
Net income (loss) (d)..........................         (1,557)       (5,712)       (4,826)       28,120

Net income (loss) per share applicable to
   common shares (d) (e):
Basic net income (loss) per share..............     $    (0.18)   $    (0.66)   $    (0.55)   $     3.20
                                                    ===========   ===========   ===========   ===========
Diluted net income (loss) per share............     $    (0.18)   $    (0.66)   $    (0.55)   $     3.02
                                                    ===========   ===========   ===========   ===========

______________________________
(a)   The thirteen week period ended July 30, 2005 includes the results of operations of Carlyle since the date of acquisition.

(b)   The income (loss) from operations includes a charge of approximately $77.3 million, on a pre-tax basis, related to the impairment of goodwill in the second quarter of 2005.

(c)   Net income (loss) and net income (loss) per share includes a charge of approximately $72.9 million, net of tax, related to the impairment of goodwill during the second quarter of 2005.

(d)   Net income (loss) and net income (loss) per share includes debt extinguishment costs of $9.1 million, on a pre-tax basis, related to the refinancing of the Old Senior Debentures and the Old Senior Notes in the
      second quarter of 2004.

(e)   Net income (loss) per share for each quarter is computed as if each quarter were a discrete period. As such, the total of the four quarters net income (loss) per share does not necessarily equal the net income
      (loss) per share for the year.

RESTATEMENT OF THE INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

      Subsequent to the issuance of the our interim consolidated financial statements for the twenty-six and thirty-nine week periods ended July 30, 2005 and October 29, 2005, respectively, we determined that the payment of certain debt assumed in the Carlyle acquisition was recorded as an operating activity rather than a financing activity in the consolidated statements of cash flows.
As a result, the consolidated statements of cash flows for the thirteen weeks and twenty six weeks ended July 30, 2005 and thirty-nine weeks ended October 29,
2005 will be restated to reflect the repayment of the debt in accordance with
SFAS No. 95, "Statement of Cash Flows" as cash used in financing activities rather than operating activities. We anticipate correcting this in our Form 10-Q filings for the second and third quarters of 2006. A summary of the effects of the restatement on cash flows provided by (used in) operating and financing activities in these statements of cash flows are as follows (in thousands):

                                                      AS
                                                  PREVIOUSLY                    AS
                                                   REPORTED    ADJUSTMENT    RESTATED
                                                  ----------   ----------   ----------

Thirteen weeks ended July 30, 2005:
Net cash used in operating activities..........   $ (45,031)   $  17,137    $ (27,894)
Net cash provided by financing activities......      74,159      (17,137)      57,022

Twenty-six weeks ended July 30, 2005:
Net cash used in operating activities..........    (130,115)      17,137     (112,978)
Net cash provided by financing activities......     101,713      (17,137)      84,576

Thirty-nine weeks ended October 29, 2005:
Net cash used in operating activities..........    (161,197)      17,137     (144,060)
Net cash provided by financing activities......     137,890      (17,137)     120,753

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14--CONSOLIDATION OF HOST STORE GROUPS AND OTHER

      In February 2005, Federated and May announced that they had entered into a merger agreement whereby Federated would acquire May. In August 2005, Federated announced that it had completed the merger with May. In September 2005,
Federated announced its integration plans including a divisional realignment and divestiture of certain stores. Accordingly, effective as of the beginning of
2006, we now operate a total of 401 departments in six of Federated's nine divisions, as follows:

                   Macy's South (1)                   136
                   Macy's Midwest (2)                  87
                   Macy's North (3)                    53
                   Macy's Northwest (4)                38
                   Bloomingdale's                      30
                   Lord & Taylor                       57
                                                    -------
                   Total                              401
                                                    =======

____________________
(1)   Primarily comprised of the former
      Rich's-Macy's/Lazarus-Macy's/Goldsmith's-Macy's division of Federated and certain of May's former Foley's and Hecht's stores.

(2)   Primarily comprised of the former Famous-Barr/L.S. Ayres/Jones and
      Kaufmann's divisions of May.

(3)   Primarily comprised of the former Marshall Field's division of May.

(4)   Primarily comprised of the former Bon-Macy's division of Federated and certain of May's former Meier & Frank stores.

      As a result of Federated's integration plans, we will no longer operate in the following 194 departments:

      o     150 stores under various regional nameplates that will be phased into the Macy's East and Macy's West divisions, which are Federated divisions in which we have not historically operated the fine jewelry departments. The transition of these departments is expected to begin after Mother's Day and be completed by the end of July
            2006;

      o     40 stores that will be divested by Federated primarily in the first quarter of 2006; and

      o     4 stores that will be closed in preparation for reopening as
            Bloomingdale's stores.

In 2005, we generated sales of approximately $241.0 million from these 194 departments. In 2005, we recorded charges associated with accelerated depreciation of fixed assets and severance totaling approximately $3.8 million related to these departments. We intend to record additional charges totaling approximately $5.3 million related to the accelerated depreciation of fixed assets, field and central office severance and other closing related expenses through the dates of the final store closings, estimated to occur by July 2006.

      In November 2005, we signed a new agreement with Federated effective at the beginning of 2006, which governs our operations in four Macy's divisions including Macy's South, Macy's Midwest, Macy's North and Macy's Northwest. This
new agreement is three years in length and expires January 31, 2009.
Approximately 348 stores are covered by this agreement. The new agreement has no impact on the Bloomingdale's and Lord & Taylor divisions whose license agreements, which cover a total of 87 departments, currently run through
February 3, 2007. In addition to extending our agreement for three years, the new agreement eliminates all non-compete provisions from the previous May contracts that required us to obtain May's permission before opening a new department or store within a certain radius of a May store.

      In January 2006, Federated announced that it intends to divest its Lord &
Taylor division prior to the end of 2006. Further, in March 2006, Federated announced its intention to divest an additional five underperforming Lord &
Taylor stores and convert one store to Macy's. We cannot anticipate the impact of the proposed transaction on our future results of operations and there is no assurance that we will not be adversely impacted.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14--CONSOLIDATION OF HOST STORE GROUPS AND OTHER (CONTINUED)

      In July 2003, May announced its intention to divest 32 Lord & Taylor stores, as well as two other stores in its Famous-Barr division. Through January
28, 2006, a total of 32 stores have closed. During 2005 and 2004, we recorded charges of $30,000 and $1.0 million, respectively relating to the accelerated depreciation of fixed assets and the loss on disposal of fixed assets.

      Following is a summary of the activity in the reserve established for store closing charges (in thousands):

                                                       SEVERANCE AND
                                                        TERMINATION
                                                          BENEFITS
                                                       --------------
          Balance at February 1, 2003.............     $         --
          Charges.................................              426
          Payments................................              (84)
                                                       --------------
          Balance at January 31, 2004.............              342
          Charges.................................              313
          Payments................................             (487)
                                                       --------------
          Balance at January 29, 2005.............              168
          Charges.................................            1,233
          Payments................................             (143)
                                                       --------------
          Balance at January 28, 2006.............     $      1,258
                                                       ==============

NOTE 15--CARLYLE & CO. JEWELERS ACQUISITION

      In May 2005, we completed the acquisition of Carlyle. The purchase price was approximately $29.0 million, plus estimated transaction fees of approximately $1.7 million, and was financed with additional borrowings under the Revolving Credit Agreement. The acquisition was undertaken to complement and diversify our existing business and provides the opportunity to increase our presence in the luxury jewelry market. In connection with the purchase,
Carlyle's revolving credit facility was terminated and paid in full at the closing. Since the date of the acquisition, Carlyle's cash requirements have been, and we expect will continue to be, funded under Finlay's Revolving Credit
Agreement. In connection with the acquisition, we replaced the existing
Revolving Credit Agreement and entered into an amended and restated credit agreement with G.E. Capital and certain other lenders and Finlay Jewelry entered into a consent and amendment to the Gold Consignment Agreement to, among other things, permit the acquisition transaction. In addition, Carlyle and its subsidiaries, together with Finlay Jewelry, entered into supplemental indentures and guarantees (the "Supplemental Indentures") to guarantee obligations of
Finlay Jewelry under the Senior Notes.

      The Carlyle acquisition has been accounted for as a purchase, and, accordingly, the operating results of Carlyle have been included in our consolidated financial statements since the date of acquisition. Our January 28,
2006 Consolidated Balance Sheet reflects the Carlyle acquisition using a purchase price allocation. The following table summarizes the fair values of the assets and liabilities at the date of acquisition (dollars in thousands):

            Cash..............................     $    1,695
            Merchandise inventories...........         55,157
            Prepaid expenses and other
               current assets................           2,308
            Property and equipment............          1,751
            Other assets......................          7,284
            Liabilities assumed...............         37,710
                                                   ------------
            Net assets acquired...............     $   30,485
                                                   ============

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15--CARLYLE & CO. JEWELERS ACQUISITION (CONTINUED)

      The following consolidated pro forma information presents our sales, net loss and basic and diluted net loss per share as if the Carlyle acquisition had taken place at the beginning of the respective periods presented:

                                                      FISCAL YEAR ENDED
                                                 ---------------------------
                                                  JANUARY 28,    JANUARY 29,
                                                     2006           2005
                                                 ------------   ------------
                                                       (IN THOUSANDS)
Sales.........................................   $ 1,013,584    $ 1,008,643
Operating income (loss) (a)...................   $   (26,062)   $    61,027
Net income (loss) (a).........................   $   (56,457)   $    17,414
Basic net income (loss) per share (a).........   $     (6.29)   $      1.99
Diluted net income (loss) per share (a).......   $     (6.29)   $      1.89

_____________________
(a)   The operating loss for 2005 includes a charge of approximately $77.3 million, on a pre-tax basis, related to the impairment of goodwill. The net loss and net loss per share for 2005 includes a charge of approximately $72.9 million, net of tax, related to the impairment of goodwill. See Note 17.

Pro forma adjustments have been made to reflect depreciation and amortization using the asset values recognized after applying purchase accounting adjustments and interest expense on borrowings used to finance the acquisition. This pro forma information is presented for informational purposes only and is not necessarily indicative of actual results had the acquisition been effected at the beginning of the respective periods presented. It also is not necessarily indicative of future results, and does not reflect potential synergies, integration costs or other such costs or savings.

NOTE 16 - SEGMENT INFORMATION

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

      The following table provides segment level financial information for the year ended January 28, 2006 (dollars in thousands):

                                                 FISCAL YEAR ENDED
                                                  JANUARY 28, 2006
                                       --------------------------------------
                                         FINLAY        CARLYLE       TOTAL
                                       -----------   ----------   -----------
Sales...............................   $  920,644    $  69,490    $  990,134
Depreciation and amortization.......       18,778          347        19,125
Income (loss) from operations (a)...      (31,770)       5,779       (25,991)
Total assets........................      459,159       62,323       521,482
Capital expenditures................       10,100        1,769        11,869

____________________
(a)   The loss from operations for 2005 for Finlay includes a pre-tax charge of approximately $77.3 million related to the impairment of goodwill. See
      Note 17. The income from operations for Carlyle does not include an allocation of overhead.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - SEGMENT INFORMATION (CONTINUED)

      Additionally, our sales mix by merchandise category was as follows for,
2005, 2004 and 2003 (dollars in thousands):

                                                                            FISCAL YEAR ENDED
                                      ---------------------------------------------------------------------------------------------
                                                   JAN. 28, 2006 (1)                     JAN. 29, 2005            JAN. 31, 2004
                                      --------------------------------------------   ----------------------   ---------------------
                                             FINLAY                 CARLYLE                  FINLAY                   FINLAY
                                      ---------------------   --------------------   ----------------------   ---------------------
                                                     % OF                   % OF                     % OF                   % OF
                                         SALES       SALES       SALES      SALES       SALES       SALES       SALES       SALES
                                      ----------   --------   ---------   --------   -----------   --------   ---------   ---------

Diamonds...........................   $  249,921     27.1%    $  19,462     28.1%    $   243,995     26.4%    $ 232,597     25.8%
Gold...............................      182,830     19.9         1,130      1.6         197,292     21.4       196,900     21.8
Gemstones..........................      189,916     20.6         5,159      7.5         196,751     21.3       198,038     22.0
Watches............................      128,662     14.0        26,290     37.8         131,989     14.3       133,999     14.8
Designer...........................       56,898      6.2        13,278     19.1          53,232      5.8        42,632      4.7
Other (2)..........................      112,417     12.2         4,171      5.9         100,347     10.8        98,250     10.9
                                      ----------   --------   ---------   --------   -----------   --------   ---------   ---------
Total Sales........................   $  920,644    100.0%    $  69,490    100.0%    $   923,606    100.0%    $ 902,416    100.0%
                                      ==========   ========   =========   ========   ===========   ========   =========   =========

___________________
(1)   Sales for 2005 includes Carlyle since the date of acquisition.

(2)   Includes special promotional items, remounts, estate jewelry, pearls, beads, cubic zirconia, sterling silver and men's jewelry, as well as repair services and accommodation sales to our employees.

NOTE 17 - GOODWILL IMPAIRMENT

      SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142")
requires an impairment-only approach to accounting for goodwill. During the quarter ended July 30, 2005, Federated announced their intention to divest, beginning in 2006, certain stores in which we operate the fine jewelry departments. Based upon this business indicator, we utilized our SFAS No. 142 model to evaluate the carrying value of the goodwill recorded on our department store based fine jewelry departments segment as of July 30, 2005.

      The goodwill impairment analysis took into consideration our results for the first half of the year and estimates for the balance of the year and beyond, as well as Federated's announcement to divest certain stores. We performed our impairment analysis in accordance with SFAS No. 142, the provisions of which require, similar to the recognition of goodwill in a business combination, an allocation of the fair value to all of our assets and liabilities (excluding
Carlyle) (including any unrecognized intangible assets) as if the Company had been acquired in a business combination and the fair value of the Company was the price paid to acquire the Company. As a result of this analysis, an impairment of goodwill of $77.3 million, on a pre-tax basis, was recorded as a component of income (loss) from continuing operations in the accompanying
Consolidated Statements of Operations for 2005, which eliminated all of the goodwill that was on our balance sheet.

                                   SCHEDULE I

                         CONDENSED FINANCIAL INFORMATION
                                  OF REGISTRANT

                    FINLAY ENTERPRISES, INC. - PARENT COMPANY
                             STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)

                                                                YEAR ENDED
                                                  ---------------------------------------
                                                  JANUARY 28,   JANUARY 29,   JANUARY 31,
                                                     2006          2005          2004
                                                  -----------   -----------   -----------

REVENUE........................................   $        --   $        --   $        --
                                                  -----------   -----------   -----------
EXPENSES:
Selling, general and administrative expenses...            --            --           848
Interest expense, net..........................           (47)        2,458         6,950
Other expense..................................            --         3,128            --
                                                  -----------   -----------   -----------
   Total expenses..............................           (47)        5,586         7,798
Equity in income (loss) of subsidiaries........       (55,765)       19,487        13,244
                                                  -----------   -----------   -----------
    Income (loss) before income taxes..........       (55,718)       13,901         5,446
Provision (benefit) for income taxes...........            18        (2,124)       (2,964)
                                                  -----------   -----------   -----------
    Net income (loss)..........................   $   (55,736)  $    16,025   $     8,410
                                                  ===========   ===========   ===========

                             SCHEDULE I (CONTINUED)

                         CONDENSED FINANCIAL INFORMATION
                                  OF REGISTRANT

                    FINLAY ENTERPRISES, INC. - PARENT COMPANY
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                   JANUARY 28,   JANUARY 29,
                                                                      2006          2005
                                                                   -----------   -----------
                             ASSETS

Current assets:
   Cash and cash equivalents....................................   $       693   $     2,486
   Due from affiliate...........................................         3,096         1,893
                                                                   -----------   -----------
      Total current assets......................................         3,789         4,379

Investment in subsidiary........................................       112,204       164,969
Deferred charges................................................            --            --
Income tax receivable, due from affiliate ......................            --            --
                                                                   -----------   -----------
      Total assets..............................................   $   115,993   $   169,348
                                                                   ===========   ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accrued liabilities..........................................   $        --   $        --
Income tax payable, due to affiliate............................            72            55
Long-term debt..................................................            --            --
                                                                   -----------   -----------
      Total liabilities.........................................            72            55
                                                                   -----------   -----------
Stockholders' equity:
   Common stock.................................................           112           112
   Additional paid-in-capital...................................        92,505        90,048
   Retained earnings............................................        52,296       108,032
   Unamortized restricted stock compensation....................        (1,593)       (1,500)
   Less treasury stock..........................................       (27,399)      (27,399)
                                                                   -----------   -----------
      Total stockholders' equity................................       115,921       169,293
                                                                   -----------   -----------
      Total liabilities and stockholders' equity................   $   115,993   $   169,348
                                                                   ===========   ===========

                             SCHEDULE I (CONTINUED)

                         CONDENSED FINANCIAL INFORMATION
                                  OF REGISTRANT

                    FINLAY ENTERPRISES, INC. - PARENT COMPANY
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                   YEARS ENDED
                                                                   --------------------------------------------
                                                                   JANUARY 28,     JANUARY 29,     JANUARY 31,
                                                                       2006            2005            2004
                                                                   ------------    ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) ...........................................   $    (55,736)   $     16,025    $      8,410
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
   Amortization of deferred financing costs ....................             --              67             207
   Loss on extinguishment of debt ..............................             --           3,128              --
   Equity in (income) loss of subsidiaries .....................         55,765         (19,487)        (13,244)
   Receipt/(payment) of dividends from affiliate ...............         (3,000)         39,703          13,494
   Changes in operating assets and liabilities:
      (Increase) decrease in current assets ....................             --              20             (20)
      Increase (decrease) in accrued liabilities ...............          1,032          (1,005)            491
      Increase (decrease) in due to parent .....................             --          42,464          (2,940)
                                                                   ------------    ------------    ------------
         NET CASH PROVIDED BY(USED IN) OPERATING ACTIVITIES ....         (1,939)         80,915           6,398
                                                                   ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Purchase and redemption of Old Senior Debentures ............             --         (77,324)             --
   Purchase of treasury stock ..................................             --          (6,862)         (6,744)
   Stock options exercised .....................................            146           3,936           1,321
                                                                   ------------    ------------    ------------
         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ...            146         (80,250)         (5,423)
                                                                   ------------    ------------    ------------
         INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......         (1,793)            665             975
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ...................          2,486           1,821             846
                                                                   ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, END OF YEAR .........................   $        693    $      2,486    $      1,821
                                                                   ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Interest paid (received) .................................   $        (47)   $      4,079    $      6,741
                                                                   ============    ============    ============
      Income taxes paid ........................................   $         30    $         91    $         53
                                                                   ============    ============    ============

                             SCHEDULE I (CONTINUED)

                          NOTES TO CONDENSED FINANCIAL
                            INFORMATION OF REGISTRANT

                    FINLAY ENTERPRISES, INC. - PARENT COMPANY

ACCOUNTING POLICIES:

      Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements of Finlay Enterprises, Inc. (the "Company") in its 2005 Annual Report
on Form 10-K.

      The investments in our subsidiaries are carried on the equity basis, which represents amounts invested less dividends received plus or minus our equity in the subsidiaries' income or loss to date. Significant intercompany balances and activities have not been eliminated in this unconsolidated financial information.

