Form 10-Q
period 2006-07-29
FINLAY ENTERPRISES INC /DE
filed 2006-09-07
CIK 878731

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended July 29, 2006
                                              -------------

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one):

 Large accelerated           Accelerated                  Non-accelerated
       filer                    filer   X                     filer
             -----                    -----                         ------

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).

                      Yes                    No     X
                          -----                  ------

As of September 1, 2006, there were 9,105,774 shares of common stock, par value
$.01 per share, of the registrant outstanding.

                            FINLAY ENTERPRISES, INC.

                                    FORM 10-Q

                      QUARTERLY PERIOD ENDED JULY 29, 2006

                                      INDEX

                                                                         PAGE(S)
                                                                         -------

PART I - FINANCIAL INFORMATION

  Item 1.    Consolidated Financial Statements (Unaudited)

             Consolidated Statements of Operations for the thirteen
             weeks and twenty-six weeks ended July 29, 2006 and
             July 30, 2005....................................................2

             Consolidated Balance Sheets as of July 29, 2006 and
             January 28, 2006.................................................4

             Consolidated Statements of Changes in Stockholders' Equity
             and Comprehensive Income (Loss) for the year ended
             January 28, 2006 and the twenty-six weeks ended
             July 29, 2006....................................................5

             Consolidated Statement of Cash Flows for the twenty-six
             weeks ended July 29, 2006 and July 30, 2005 (as restated)........6

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
  ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                             THIRTEEN WEEKS ENDED
                                                                                      -----------------------------------
                                                                                         JULY 29,             JULY 30,
                                                                                          2006                 2005
                                                                                      --------------       --------------

Sales............................................................................     $  162,888           $  150,736
Cost of sales....................................................................         84,853               76,210
                                                                                      --------------       --------------
    Gross margin.................................................................         78,035               74,526
Selling, general and administrative expenses.....................................         75,983               73,491
Depreciation and amortization....................................................          3,908                3,609
Impairment of goodwill...........................................................            -                 77,288
                                                                                      --------------       --------------
    Loss from operations.........................................................          (1,856)             (79,862)
Interest expense, net............................................................           5,668                5,430
                                                                                      --------------       --------------
    Loss from continuing operations before income taxes..........................          (7,524)             (85,292)
Benefit for income taxes.........................................................          (2,973)              (7,728)
                                                                                      --------------       --------------
    Loss from continuing operations..............................................          (4,551)             (77,564)
Discontinued operations, net of tax..............................................             570                2,771
                                                                                      --------------       --------------
    Net loss.....................................................................     $    (3,981)        $    (74,793)
                                                                                      ==============       ==============

 Net loss per share applicable to common shares -
     Basic and Diluted:
     Loss from continuing operations.............................................     $    (0.50)          $      (8.64)
                                                                                      ==============       ==============
     Discontinued operations, net of tax.........................................     $     0.06           $       0.31
                                                                                      ==============       ==============
     Net loss....................................................................     $    (0.44)          $      (8.33)
                                                                                      ==============       ==============

 Weighted average shares outstanding -
         Basic and Diluted.......................................................      9,018,029             8,981,710
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

                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                            TWENTY-SIX WEEKS ENDED
                                                                                      -----------------------------------
                                                                                        JULY 29,             JULY 30,
                                                                                          2006                 2005
                                                                                      --------------       --------------

Sales............................................................................     $  322,142           $  290,455
Cost of sales....................................................................        166,275              147,057
                                                                                      --------------       --------------
    Gross margin.................................................................        155,867              143,398
Selling, general and administrative expenses.....................................        153,974              142,837
Depreciation and amortization....................................................          7,777                7,199
Impairment of goodwill...........................................................            -                 77,288
                                                                                      --------------       --------------
    Loss from operations.........................................................         (5,884)             (83,926)
Interest expense, net............................................................         10,948               10,082
                                                                                      --------------       --------------
    Loss from continuing operations before income taxes..........................        (16,832)             (94,008)
Benefit for income taxes.........................................................         (6,650)             (11,171)
                                                                                      --------------       --------------
    Loss from continuing operations..............................................        (10,182)             (82,837)
Discontinued operations, net of tax..............................................          6,320                5,230
                                                                                      --------------       --------------
    Net loss.....................................................................     $   (3,862)          $  (77,607)
                                                                                      ==============       ==============

 Net loss per share applicable to common shares -
     Basic and Diluted:
     Loss from continuing operations.............................................     $    (1.13)          $    (9.23)
                                                                                      ==============       ==============
     Discontinued operations, net of tax.........................................     $     0.70           $     0.58
                                                                                      ==============       ==============
     Net loss....................................................................     $    (0.43)          $    (8.64)
                                                                                      ==============       ==============

 Weighted average shares outstanding -
         Basic and Diluted.......................................................      9,000,531             8,979,532
                                                                                      ==============       ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                       JULY 29,         JANUARY 28,
                                                                                         2006              2006
                                                                                     -------------     --------------

                                      ASSETS
Current assets:
  Cash and cash equivalents....................................................      $      2,882      $     28,191
  Accounts receivable..........................................................            38,190            39,034
  Other receivables............................................................            48,476            43,203
  Merchandise inventories......................................................           327,626           331,757
  Prepaid expenses and other...................................................             5,505             4,232
                                                                                     -------------     --------------
     Total current assets......................................................           422,679           446,417
                                                                                     -------------     --------------
Fixed assets:
  Building, equipment, fixtures and leasehold improvements.....................           104,281           116,267
  Less - accumulated depreciation and amortization.............................            50,945            55,903
                                                                                     -------------     --------------
     Fixed assets, net.........................................................            53,336            60,364
Deferred charges and other assets, net.........................................            12,696            14,701
                                                                                     -------------     --------------
     Total assets..............................................................      $    488,711      $    521,482
                                                                                     =============     ==============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings........................................................      $    50,007       $     -
  Accounts payable - trade.....................................................           47,375            111,452
  Accrued liabilities:
     Accrued salaries and benefits.............................................           13,344             17,139
     Accrued miscellaneous taxes...............................................            7,253              7,869
     Accrued interest..........................................................            3,161              3,031
     Deferred income...........................................................            6,311              7,543
     Deferred income taxes.....................................................           12,144             12,426
     Other.....................................................................           14,405             13,831
  Income taxes payable.........................................................           11,467             20,770
                                                                                     -------------     --------------
     Total current liabilities.................................................          165,467            194,061
Long-term debt.................................................................          200,000            200,000
Deferred income taxes..........................................................            8,860             10,171
Other non-current liabilities..................................................              941                965
                                                                                     -------------     --------------
     Total liabilities.........................................................          375,268            405,197
                                                                                     -------------     --------------
Commitments and contingencies (Note 11)
Stockholders' equity:
  Common Stock, par value $.01 per share; authorized 25,000,000 shares; issued
     11,325,021 and 11,214,614 shares, at July 29, 2006 and
     January 28, 2006, respectively............................................              113               112
  Additional paid-in capital ..................................................           92,407            92,505
  Retained earnings............................................................           48,434            52,296
  Unamortized restricted stock compensation....................................             -               (1,593)
  Accumulated other comprehensive income.......................................               75               364
  Less treasury stock of 2,227,319 and 2,207,904 shares, at July 29, 2006 and
     January 28, 2006, respectively, at cost...................................          (27,586)          (27,399)
                                                                                     -------------     --------------
     Total stockholders' equity................................................          113,443           116,285
                                                                                     -------------     --------------
     Total liabilities and stockholders' equity................................      $   488,711       $   521,482
                                                                                     =============     ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                             ACCUMULATED
                                                                                OTHER
                                                                            COMPREHENSIVE
                                                                             INCOME (LOSS)
                                     COMMON STOCK                          AND UNAMORTIZED
                                  ------------------  ADDITIONAL              RESTRICTED                   TOTAL
                                    NUMBER              PAID-IN   RETAINED      STOCK       TREASURY    STOCKHOLDERS'  COMPREHENSIVE
                                   OF SHARES  AMOUNT    CAPITAL   EARNINGS   COMPENSATION    STOCK         EQUITY          LOSS
                                  ----------  ------  ---------- ----------  ------------- ----------  --------------  -------------
Balance, January 29, 2005.....    8,989,377   $ 112   $  90,048   $ 108,032  $  (1,612)    $ (27,399)  $  169,181
 Net loss.....................       -           -        -         (55,736)      -             -         (55,736)     $  (55,736)
 Change in fair value of gold
   forward contracts, net of
   tax........................       -           -        -            -           476          -             476            476
                                                                                                                       -------------
   Comprehensive loss.........                                                                                         $  (55,260)
                                                                                                                       =============
   Exercise of stock options
     and related tax benefit..       17,333      -          209        -          -             -             209
   Issuance of restricted
     stock and restricted
     stock units .............       -           -        2,248        -        (1,309)         -             939
   Amortization of restricted
     stock compensation and
     restricted stock units...       -           -         -           -         1,216          -           1,216
                                 ----------   ------  ---------- ----------  ------------- ----------  --------------
 Balance, January 28, 2006....    9,006,710     112      92,505      52,296     (1,229)      (27,399)     116,285
   Net loss                          -           -         -         (3,862)      -             -          (3,862)     $  (3,862)
   Change in fair value of
     gold forward contracts,
     net of tax...............       -           -         -           -          (289)         -            (289)          (289)
                                                                                                                       -------------
   Comprehensive loss.........                                                                                         $  (4,151)
                                                                                                                       =============
   Issuance of common stock...      109,407       1        -           -          -             -               1
   Reversal of unamortized
     restricted stock
     compensation.............       -           -      (1,593)        -         1,593          -            -
   Exercise of stock options
     and related tax benefit..        1,000      -           8         -          -             -               8
   Stock options expense......       -           -          70         -          -             -              70
   Issuance of restricted
     stock and restricted
     stock units..............       -           -         686         -          -             -             686
   Amortization of restricted
     stock compensation and
     restricted stock units...
                                     -           -         731         -          -             -             731
   Purchase of treasury stock
     (Note 7).................      (19,415)     -          -          -          -             (187)        (187)
                                 ----------   ------  ---------- ----------  ------------- ----------  --------------
 Balance, July 29, 2006 ......    9,097,702   $ 113   $  92,407  $   48,434  $     75      $ (27,586)  $  113,443
                                 ==========   ======  ========== ==========  ============= ==========  ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       TWENTY-SIX WEEKS ENDED
                                                                                  ----------------------------------
                                                                                                        JULY 30,
                                                                                                          2005
                                                                                      JULY 29,       (AS RESTATED -
                                                                                       2006             NOTE 16)
                                                                                  ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss...................................................................     $     (3,862)      $  (77,607)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
  Impairment of goodwill.....................................................              -              77,288
  Depreciation and amortization..............................................           10,688             8,329
  Loss on disposal of fixed assets...........................................            3,141               107
  Amortization of deferred financing costs...................................              606               623
  Amortization of restricted stock compensation and
    restricted stock units...................................................              731               561
  Deferred income tax provision..............................................           (1,593)           (6,630)
  Other, net.................................................................             (209)              783
  Changes in operating assets and liabilities, net of effects from purchase of Carlyle relating to 2005 (Note 12):
    Increase in accounts and other receivables...............................           (4,429)          (26,727)
    (Increase) decrease in merchandise inventories...........................            4,131           (20,511)
    Increase in prepaid expenses and other...................................           (1,273)           (1,028)
    Decrease in accounts payable and accrued liabilities.....................          (86,992)          (68,166)
                                                                                  ---------------    ---------------
        NET CASH USED IN OPERATING ACTIVITIES................................          (79,061)          (112,978)
                                                                                  ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment, fixtures and leasehold improvements................           (6,459)           (3,883)
   Acquisition of Carlyle, net of cash acquired..............................              -             (29,641)
                                                                                  ---------------    ---------------
        NET CASH USED IN INVESTING ACTIVITIES................................           (6,459)          (33,524)
                                                                                  ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit facility....................................          385,428           366,371
  Principal payments on revolving credit facility............................         (335,421)         (277,943)
  Payment of Carlyle debt assumed upon acquisition...........................              -             (17,137)
  Capitalized financing costs................................................              (50)             (123)
  Purchase of treasury stock.................................................             (187)              -
  Bank overdraft.............................................................           10,433            13,262
  Stock options exercised....................................................                8               146
                                                                                  ---------------    ---------------
           NET CASH PROVIDED FROM FINANCING ACTIVITIES.......................           60,211            84,576
                                                                                  ---------------    ---------------
           DECREASE IN CASH AND CASH EQUIVALENTS.............................          (25,309)          (61,926)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...............................           28,191            64,443
                                                                                  ---------------    ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD.....................................     $      2,882       $     2,517
                                                                                  ===============    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid..............................................................     $     10,624       $    10,298
                                                                                  ===============    ===============
  Income taxes paid..........................................................     $      8,237       $     7,095
                                                                                  ===============    ===============

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
  Tax benefit from exercise of stock options.................................     $        -         $        63
                                                                                  ===============    ===============
  Restricted stock units issuance costs accrued not yet paid.................     $        514       $       546
                                                                                  ===============    ===============
  Accrual for purchases of fixed assets......................................     $      1,302       $     1,641
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

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF ACCOUNTING AND PRESENTATION

     The accompanying unaudited consolidated financial statements of Finlay
Enterprises, Inc. (the "Company," the "Registrant," "we," "us" and "our"), and
our wholly-owned subsidiary, Finlay Fine Jewelry Corporation and its wholly-owned subsidiaries ("Finlay Jewelry"), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. References to "Finlay" mean collectively, the
Company and Finlay Jewelry. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of July 29, 2006, and our results of operations for the thirteen weeks and twenty-six weeks ended July 29, 2006 and
July 30, 2005 and cash flows for the twenty-six weeks ended July 29, 2006 and
July 30, 2005. Due to the seasonal nature of our business, results for interim periods are not indicative of annual results. The unaudited consolidated financial statements have been prepared on a basis consistent with that of the audited consolidated financial statements as of January 28, 2006 referred to below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the
"Commission").

     These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our
Annual Report on Form 10-K for the fiscal year ended January 28, 2006 ("Form
10-K") previously filed with the Commission.

     Refer to Note 4 and Note 5 for information regarding amendments to our financial covenants in 2005. Additionally, refer to Note 10 for information regarding the consolidation of host store groups and the impact on our licensed department business.

     As a result of the store closings associated with the Federated Department
Stores, Inc. ("Federated") and The May Department Stores Company ("May") merger, the results of operations for the 194 departments closed during the twenty-six weeks ended July 29, 2006 have been segregated from those of continuing operations, net of tax, and classified as discontinued operations for the thirteen weeks and twenty-six weeks ended July 29, 2006 and July 30, 2005.
Unless otherwise indicated, the following discussion relates to our continuing operations. See Note 14 for additional information regarding discontinued
operations.

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

     The cost to us of gold merchandise sold on consignment, which typically varies with the price of gold, is not fixed until the merchandise is sold. We, at times, enter into forward contracts based upon the anticipated sales of gold product in order to hedge against the risk of gold price fluctuations. Such contracts typically have durations ranging from one to nine months. At both July
29, 2006 and January 28, 2006, we had several open positions in gold forward contracts totaling 10,300 fine troy ounces and 10,000 fine troy ounces, respectively, to purchase gold for $6.6 million and $5.1 million, respectively.
The fair value of gold under such contracts was $6.7 million and $5.7 million at
July 29, 2006 and January 28, 2006, respectively.

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

     As of July 29, 2006 and January 28, 2006, deferred vendor allowances totaled (i) $8.8 million and $11.1 million, respectively, for owned merchandise, which allowances are included as an offset to merchandise inventories on the
Consolidated Balance Sheets, and (ii) $6.3 million and $7.5 million, respectively, for merchandise received on consignment, which allowances are included as deferred income on the Consolidated Balance Sheets.

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

     We designate our derivative instruments, consisting of gold forward contracts, as cash flow hedges. For derivative instruments designated as cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income, a separate component of stockholders' equity, and is reclassified into cost of sales when the offsetting effects of the hedged transaction impact earnings. Changes in the fair value of the derivative attributable to hedge ineffectiveness are recorded in earnings immediately. At both July 29, 2006 and January 28, 2006, the fair value of the gold forward contracts resulted in the recognition of an asset of
$0.1 million and $0.6 million, respectively. The amount recorded in accumulated other comprehensive income at July 29, 2006 of $0.1 million, net of tax, is expected to be reclassified into earnings during the remainder of 2006. The amount recorded in accumulated other comprehensive income at January 28, 2006 of
$0.4 million, net of tax, was reclassified into earnings in the first quarter of
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

     NET INCOME (LOSS) PER SHARE: Net income (loss) per share has been computed in accordance with SFAS No. 128, "Earnings per Share". Basic and diluted net income (loss) per share were calculated using the weighted average number of shares outstanding during each period, with options to purchase common stock, par value $0.01 per share ("Common Stock"), restricted stock and restricted stock units, included in diluted net income (loss) per share, using the treasury stock method, to the extent that such options, restricted stock and restricted stock units were dilutive. As we had a loss from continuing operations for the thirteen weeks and twenty-six weeks ended July 29, 2006 and July 30, 2005, the stock options, restricted stock and restricted stock units are not considered in the calculation of diluted net income (loss) per share due to their anti-dilutive effect. As a result, the weighted average number of shares outstanding used for both the basic and diluted net income (loss) per share calculations was the same. Total stock options, restricted stock and restricted stock units outstanding were 1,555,083 and 1,403,854 at July 29, 2006 and July
30, 2005, respectively, at prices ranging from $7.05 to $24.31 per share in each period. For the twenty-six weeks ended July 29, 2006, 158,987 shares of restricted stock and 334,662 restricted stock units were excluded from the computation of diluted earnings per share as they were antidilutive. For the twenty-six weeks ended July 30, 2005, 137,050 shares of restricted stock and
198,170 restricted stock units were excluded from the computation of diluted earnings per share as they were antidilutive.

     FAIR VALUE OF FINANCIAL INSTRUMENTS: Cash, accounts receivable, short-term borrowings, accounts payable and accrued liabilities are reflected in the
Consolidated Financial Statements at fair value due to the short-term maturity of these instruments.

     DISCONTINUED OPERATIONS: We account for closing stores as discontinued
operations when it is evident that the operations and cash flows of a store being disposed of will be eliminated from on-going operations and that we will not have any significant continuing involvement in its operations. In reaching

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

the determination as to whether the cash flows of a store will be eliminated from ongoing operations, we consider whether it is likely that customers will migrate to similar stores in the same geographic market and our consideration includes an evaluation of the proximity to the disposed store.

     NEW ACCOUNTING PRONOUNCEMENT: In July 2006, the FASB issued FASB
Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"),
which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, "Accounting for Income
Taxes" ("SFAS No. 109"). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15,
2006. We are currently evaluating the impact that the adoption of FIN 48 will have on our consolidated financial statements.

NOTE 3 - DESCRIPTION OF BUSINESS

     We conduct business through our wholly-owned subsidiary, Finlay Fine
Jewelry Corporation. We are a retailer of fine jewelry products and primarily operate licensed fine jewelry departments in department stores throughout the
United States. Additionally, through Carlyle & Co. Jewelers and its subsidiaries
("Carlyle") as of July 29, 2006, we operate 32 specialty jewelry stores (since
May 2005) in nine states under the Carlyle & Co., J.E. Caldwell & Co. and Park
Promenade trade names. Due to the seasonality of the retail jewelry industry, the fourth quarter of 2005 accounted for approximately 43% of our sales. During
2005, store groups owned by Federated and those stores previously owned by May accounted for 72% of our sales.

NOTE 4 - MERCHANDISE INVENTORIES

     Merchandise inventories consisted of the following:

                                                     JULY 29,        JANUARY 28,
                                                       2006             2006
                                                   --------------   ------------
                                                            (IN THOUSANDS)
        Jewelry goods - rings, watches and
          other fine jewelry (first-in,
          first-out ("FIFO")  basis)...........    $    350,790     $    353,009
        Less:  Excess of FIFO cost over
          LIFO inventory value.................          23,164           21,252
                                                   --------------   ------------
                                                   $    327,626     $    331,757
                                                   ==============   ============

     We determine our LIFO inventory value by utilizing internally developed indices. The LIFO method had the effect of increasing the loss from continuing operations before income taxes for the thirteen weeks ended July 29, 2006 and
July 30, 2005 by $1.0 million and $0.3 million, respectively. The LIFO method had the effect of increasing the loss from continuing operations before income taxes for the twenty-six weeks ended July 29, 2006 and July 30, 2005 by $1.5 million and $0.6 million, respectively.

     Approximately $289.2 million and $328.4 million at July 29, 2006 and
January 28, 2006, respectively, of merchandise received on consignment is not included in merchandise inventories and accounts payable-trade in the accompanying Consolidated Balance Sheets.

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

     In July 2005, Finlay Jewelry further amended the Gold Consignment Agreement to, among other things, extend the maturity date to October 31, 2007 (October
31, 2008 should our revolving credit agreement be extended on terms acceptable to the gold consignor) and to establish new financial covenants (including minimum earnings and fixed charge coverage ratio requirements and certain maximum debt limitations). The Gold Consignment Agreement permits Finlay Jewelry to consign up to the lesser of (i) 165,000 fine troy ounces or (ii) $50.0 million worth of gold, subject to a formula as prescribed by the Gold
Consignment Agreement. At July 29, 2006 and January 28, 2006, amounts outstanding under the Gold Consignment Agreement totaled 77,993 and 89,103 fine troy ounces, respectively, valued at approximately $49.7 million and $50.0 million, respectively. In the event this Agreement is terminated, Finlay Jewelry will be required to return the gold or purchase the outstanding gold at the prevailing gold rate in effect on that date. For financial statement purposes, the Gold Consignment Agreement is an off-balance sheet arrangement. As such, the consigned gold is not included in merchandise inventories on our Consolidated
Balance Sheets and, therefore, no related liability has been recorded.
Additionally, Finlay Jewelry makes cash advances to certain vendors for the cost of the non-gold portion of the gold consignment merchandise. As of July 29, 2006 and January 28, 2006, these advances totaled $29.2 million and $30.6 million, respectively, and are recorded in other receivables on our Consolidated Balance
Sheets.

     Under the Gold Consignment Agreement, Finlay Jewelry is required to pay a daily consignment fee on the dollar equivalent of the fine gold value of the ounces of gold consigned thereunder. The daily consignment fee as of both July
29, 2006 and January 28, 2006 was approximately 3.0%. In addition, Finlay
Jewelry is required to pay a fee of 0.5% if the amount of gold consigned has a value equal to or less than $12.0 million. Consignment fees for both the thirteen weeks ended July 29, 2006 and July 30, 2005, were $0.3 million.
Consignment fees for the twenty-six weeks ended July 29, 2006 and July 30, 2005, were $0.7 million and $0.5 million, respectively.

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
Although Finlay Jewelry is in compliance with its financial covenants as of July
29, 2006, as a result of the Federated/May merger and the impact of the merger on our future results of operations, during 2005 Finlay Jewelry amended its financial covenants for 2006 with respect to the Gold Consignment Agreement. We believe we will be in

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - MERCHANDISE INVENTORIES (CONTINUED)

compliance with our amended financial covenants during the remainder of 2006.
Because compliance is based, in part, on management's estimates and actual results can differ from those estimates, there can be no assurance that we will be in compliance with those covenants in the future or that our lenders will waive or amend any of the covenants should we be in violation thereof.

NOTE 5 - SHORT AND LONG-TERM DEBT

     Our revolving credit agreement with GECC and certain other lenders (the
"Revolving Credit Agreement"), which matures in January 2008, provides Finlay
Jewelry with a senior secured revolving line of credit up to $225.0 million (the
"Revolving Credit Facility"). At July 29, 2006, $50.0 million was outstanding under this facility, at which point the available borrowings were $163.7 million after accounting for letters of credit described below. The average amounts outstanding under the Revolving Credit Agreement were $53.0 million and $48.9 million for the twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively. The maximum amount outstanding for the twenty-six weeks ended July
29, 2006 was $80.3 million, at which point the available borrowings were an additional $133.5 million after accounting for letters of credit described below. Amounts outstanding under the Revolving Credit Agreement bear interest at a rate equal to, at our option, (i) the prime rate plus a margin ranging from zero to 1.0% or (ii) the adjusted Eurodollar rate plus a margin ranging from
1.0% to 2.0%, in each case depending on our financial performance. The weighted average interest rate was 7.4% and 5.4% for the twenty-six weeks ended July 29,
2006 and July 30, 2005, respectively.

     At July 29, 2006 and January 28, 2006, we had letters of credit outstanding totaling $11.3 million and $10.9 million, respectively, which guarantee various trade activities. The contract amounts of the letters of credit approximate their fair value.

     The Revolving Credit Agreement contains customary covenants, including limitations on, or relating to capital expenditures, liens, indebtedness, investments, mergers, acquisitions, affiliate transactions, management compensation and the payment of dividends and other restricted payments. The
Revolving Credit Agreement also contains various financial covenants, including minimum earnings and fixed charge coverage ratio requirements and certain maximum debt limitations. Although Finlay Jewelry is in compliance with its financial covenants as of July 29, 2006, as a result of the Federated/May merger and the impact of the merger on our future results of operations, during 2005
Finlay Jewelry amended its financial covenants for 2006 with respect to the
Revolving Credit Agreement. We believe we will be in compliance with our amended financial covenants during the remainder of 2006. Because compliance is based, in part, on management's estimates and actual results can differ from those estimates, there can be no assurance that we will be in compliance with those covenants in the future or that our lenders will waive or amend any of the covenants should we be in violation thereof.

     Finlay Jewelry's 8-3/8% Senior Notes due June 1, 2012 (the "Senior Notes"),
have an aggregate principal amount of $200.0 million. Interest on the Senior
Notes is payable semi-annually on June 1 and December 1 of each year.

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

     The indenture governing the Senior Notes contains restrictions relating to, among other things, the payment of dividends, redemptions or repurchases of capital stock, the incurrence of additional indebtedness, the making of certain investments, the creation of certain liens, the sale of certain assets, entering into transactions with affiliates, engaging in mergers and consolidations and the transfer of all or substantially all assets. Finlay Jewelry was in compliance with all of its covenants as of and for the twenty-six weeks ended
July 29, 2006. We believe we will be in compliance with our financial covenants in 2006.

NOTE 6 - LICENSE AGREEMENTS WITH DEPARTMENT STORES AND LEASE AGREEMENTS

     All of our department store licenses provide, except under limited circumstances, that the title to certain of our fixed assets transfers upon termination of the licenses, and that we will receive reimbursement for the undepreciated value of such fixed assets from the host store upon such transfer.
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
The department store license agreements provide for the payment of fees based on sales (i.e., contingent fees in the table below). License fees and lease expense included in SG&A are as follows (in thousands):

                                THIRTEEN WEEKS ENDED     TWENTY-SIX WEEKS ENDED
                             ------------------------  -------------------------
                               JULY 29,      JULY 30,    JULY 29,     JULY 30,
                                 2006         2005         2006        2005
                             -----------  -----------  -----------  -----------
                                 (IN THOUSANDS)            (IN THOUSANDS)
  Minimum fees.............  $    1,794   $    1,514   $    3,674   $    1,957
  Contingent fees..........      25,613       24,139       51,064       47,560
                             -----------  -----------  -----------  -----------
    Total..................  $   27,407   $   25,653   $   54,738    $  49,517
                             ===========  ===========  ===========  ===========

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCK REPURCHASE PROGRAM AND RESTRICTED STOCK AWARDS

     Our stock repurchase program expired on September 30, 2005 and has not been renewed. We repurchased a total of 2,207,904 shares for $27.4 million under the stock repurchase program from inception through September 30, 2005.

     Additionally, during 2006, we repurchased a total of 19,415 shares for approximately $187,000 pursuant to our long-term incentive plan, to satisfy tax withholding obligations related to the issuance of Common Stock to certain executives.

     In August 2003, an executive officer of the Company was issued Common Stock subject to restrictions ("Restricted Stock") in the amount of 50,000 shares, pursuant to a restricted stock agreement. Fifty percent of the Restricted Stock became fully vested on January 29, 2005, and was accounted for as a component of stockholders' equity. Compensation expense of approximately $0.4 million has been amortized over the vesting period. The remaining 50% of the Restricted
Stock becomes fully vested on June 30, 2007 and has been accounted for as a component of stockholders' equity. Compensation expense of approximately $0.4 million is being amortized over the vesting period. Amortization for each of the thirteen week periods ended July 29, 2006 and July 30, 2005 totaled approximately $25,000. Amortization for each of the twenty-six week periods ended July 29, 2006 and July 30, 2005 totaled approximately $50,000.

     In October 2003, certain executives of the Company were awarded a total of
31,250 shares of Restricted Stock, pursuant to restricted stock agreements. The
Restricted Stock becomes fully vested after four years of continuous employment with the Company and is accounted for as a component of stockholders' equity.
However, such shares are not considered outstanding. Compensation expense of approximately $0.5 million is being amortized over four years. Amortization for each of the thirteen week periods ended July 29, 2006 and July 30, 2005 totaled approximately $30,000. Amortization for each of the twenty-six week periods ended July 29, 2006 and July 30, 2005 totaled approximately $60,000.

     In April 2004, certain executives of the Company were awarded a total of
32,500 shares of Restricted Stock, pursuant to restricted stock agreements. The
Restricted Stock became fully vested in April 2006 and was accounted for as a component of stockholders' equity. Compensation expense of approximately $0.6 million has been amortized over two years. Amortization for the twenty-six weeks ended July 29, 2006 totaled approximately $79,000. Amortization for the thirteen weeks and twenty-six weeks ended July 30, 2005 totaled approximately $79,000 and
$157,000, respectively. In May 2006, 32,500 shares of Common Stock were issued to these executives.

     In April 2005, certain executives of the Company were awarded a total of
48,300 shares of Restricted Stock, pursuant to restricted stock agreements. The
Restricted Stock becomes fully vested after three years of continuous employment with the Company and is accounted for as a component of stockholders' equity.
However, such shares are not considered outstanding. Compensation expense of approximately $0.6 million is being amortized over three years. Amortization for each of the thirteen week periods ended July 29, 2006 and July 30, 2005 totaled approximately $47,000. Amortization for each of the twenty-six week periods ended July 29, 2006 and July 30, 2005 totaled approximately $94,000.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCK REPURCHASE PROGRAM AND RESTRICTED STOCK AWARDS (CONTINUED)

     Commencing in February 2005, an executive officer of the Company became entitled to receive stock incentive compensation based on the attainment of financial objectives established by senior management and approved by the Board of Directors. Pursuant to his employment contract, the maximum amount of stock incentive compensation payable in any fiscal year is equal to the number of restricted shares of Common Stock having an aggregate value nearest to $400,000 with the actual amount to be based on whether specified financial results are met for each fiscal year, except that for 2006, the maximum aggregate value is
$200,000. Compensation expense related to his 2005 stock incentive compensation totaled $0.2 million and, in April 2006, 21,594 shares of Common Stock were issued. Compensation expense related to the 2006 stock incentive totaled approximately $50,000 and $100,000, respectively, for the thirteen weeks and twenty-six weeks ended July 29, 2006.

     Additionally, for each fiscal year during the employment term, the executive officer is eligible to receive Restricted Stock having an aggregate value nearest to $500,000, subject to the terms of the employment agreement. The
Restricted Stock becomes fully vested after two years of continuous employment with the Company and is accounted for as a component of stockholders' equity. In
February 2006, 54,437 shares were issued to the executive officer and compensation expense is being recognized ratably over the vesting period of two years. Compensation expense for the thirteen weeks and twenty-six weeks ended
July 29, 2006 totaled approximately $62,000 and $125,000, respectively.

NOTE 8 - STOCK-BASED COMPENSATION

     Effective January 29, 2006, we began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R"), as
interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 29, 2006,
we had accounted for stock options according to the provisions of Accounting
Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to
Employees", and related interpretations, under which no compensation expense was recorded for awards granted without intrinsic value. We adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, have not retroactively adjusted results from prior periods. Under this method, compensation cost recorded for stock options during the thirteen weeks and twenty-six weeks ended July 29, 2006 includes amortization of the remaining unvested portion of the stock option awards granted prior to January
29, 2006, based on the estimated fair value. Moreover, in accordance with the provisions of SFAS No. 123R, we reclassified the balance in deferred compensation to additional paid-in-capital on our Consolidated Balance Sheets upon adoption of SFAS No. 123R.

     Stock options outstanding under our stock incentive plans have typically been granted at prices which are equal to the market value of our stock on the date of grant, generally vest over five years and expire no later than ten years after the grant date. Effective January 29, 2006, we began recognizing compensation expense ratably over the vesting period. As of July 29, 2006, there was approximately $23,000 of total unrecognized compensation cost related to unvested options, which is expected to be recognized over the remaining vesting period of two months.

     During the thirteen weeks and twenty-six weeks ended July 29, 2006, we recognized approximately $35,000 and $70,000, respectively, in share-based compensation expense. The grant date fair value was calculated using the
Black-Scholes option valuation model. No compensation expense was recognized prior to January 29, 2006. Had compensation expense for our share-based plans been determined

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCK-BASED COMPENSATION (CONTINUED)

consistent with SFAS No. 123R during 2005, our net loss and net loss per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

                                                        THIRTEEN     TWENTY-SIX
                                                       WEEKS ENDED   WEEKS ENDED
                                                        JULY 30,      JULY 30,
                                                          2005          2005
                                                      ------------  ------------
Reported net loss .................................   $   (74,793)  $   (77,607)
Add: Stock-based employee compensation expense
     determined under the fair value method,
     net of tax....................................          (253)         (477)
Deduct: Stock-based employee compensation expense
     included in reported net loss, net of tax.....           218           408
                                                      ------------  ------------
Pro forma net loss.................................   $   (74,828)  $   (77,676)
                                                      ============  ============

BASIC AND DILUTED NET LOSS PER SHARE:
Reported net loss per share........................   $     (8.33)  $     (8.64)
                                                      ============  ============
Pro forma net loss per share ......................   $     (8.33)  $     (8.65)
                                                      ============  ============

     The fair value of options granted in 2005 was estimated using the
Black-Scholes option pricing model based on the weighted average market price at the grant date of $13.12 and the following weighted average assumptions: risk free interest rate of 4.20%, expected life of seven years and volatility of
59.45%. The weighted average fair value of options granted in 2005 was $4.64.

     The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options and because changes in subjective input assumptions can materially affect the fair value estimate, the actual value realized at the time the options are exercised may differ from the estimated values computed above.

     There were no options granted during the thirteen weeks and twenty-six weeks ended July 29, 2006.

     The following table summarizes the changes in stock options outstanding during the twenty-six weeks ended July 29, 2006:

                                                 OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                              --------------------------------------------------------- -----------------------------------------
                                             WTD. AVG.                   AGGREGATE                                    AGGREGATE
                                 NUMBER      REMAINING      WTD. AVG.    INTRINSIC         NUMBER       AVERAGE       INTRINSIC
                              OUTSTANDING CONTRACTUAL LIFE  EX. PRICE  VALUE (000'S)(1) EXERCISABLE  EXERCISE PRICE VALUE (000'S)(1)
                              ----------- ----------------  ---------  ---------------- -----------  -------------- ---------------

Balance at January 28, 2006..  1,068,634        3.20        $  12.11   $      563        1,029,634   $   12.28      $    475
Granted......................      -             -               -            -              -             -              -
Exercised....................     (1,000)        -              8.25          -             (1,000)       8.25            -
Forfeited....................     (6,200)        -             13.93          -             (6,200)      13.93            -
                              -----------   --------------  ---------  ---------------- ------------  ------------- --------------
Balance at July 29, 2006.....  1,061,434        2.69        $  12.10   $      185        1,022,434    $  12.29      $    148
                              ===========   ==============  =========  ================ ============  ============= ==============

----------
(1)  The aggregate intrinsic values in the table above are based on the closing price of our Common Stock as of the last business day of the periods ended
     January 28, 2006 and July 29, 2006, which were $9.33 and $8.00, respectively.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCK-BASED COMPENSATION (CONTINUED)

     Unvested stock options totaled 39,000 at both July 29, 2006 and January 28,
2006, with a grant date fair value of $2.40.

     The following table summarizes the changes in restricted stock outstanding during the twenty-six weeks ended July 29, 2006:

                                                             WTD. AVG.
                                             RESTRICTED     GRANT DATE
                                              STOCK (1)     FAIR VALUE
                                            ------------    ------------
         Balance at January 28, 2006..        137,050       $    15.06
         Granted......................         54,437             9.19
         Vested.......................        (32,500)           19.35
         Cancelled....................            -               -
                                            ------------    ------------
         Balance at July 29, 2006.....        158,987       $    12.17
                                            ============    ============

----------
(1)  Refer to Note 7 for additional information regarding restricted stock.

     The following table summarizes the changes in restricted stock units outstanding during the twenty-six weeks ended July 29, 2006:

                                                               WTD. AVG.
                                             RESTRICTED       GRANT DATE
                                           STOCK UNITS(1)     FAIR VALUE
                                           --------------   --------------
         Balance at January 28, 2006..          216,730     $    15.09
         Awarded......................          119,544           9.75
         Cancelled....................           (1,612)         14.25
                                           --------------   --------------
         Balance at July 29, 2006.....          334,662     $    13.19
                                           ==============   ==============

----------
(1)  Refer to Note 9 for additional information regarding restricted stock units.

NOTE 9 - EXECUTIVE AND DIRECTOR DEFERRED COMPENSATION AND STOCK PURCHASE PLANS

     In April 2003, the Board of Directors adopted the Executive Deferred
Compensation and Stock Purchase Plan and the Director Deferred Compensation and
Stock Purchase Plan (the "RSU Plans"), which were approved by our stockholders on June 19, 2003. Under the RSU Plans, key executives and non-employee directors as directed by our Compensation Committee, are eligible to acquire restricted stock units ("RSUs"). An RSU is a unit of measurement equivalent to one share of common stock, but with none of the attendant rights of a stockholder of a share of common stock. Two types of RSUs are awarded under the RSU Plans: (i)
participant RSUs, where a plan participant may elect to defer, in the case of an executive employee, a portion of his or her actual or target bonus, and in the case of a non-employee director, his or her retainer fees and Committee chairmanship fees, and receive RSUs in lieu thereof and (ii) matching RSUs, where we credit a participant's plan account with one matching RSU for each participant RSU that a participant elects to purchase. While participant RSUs are fully vested at all times, matching RSUs are subject to vesting and forfeiture as set forth in the RSU Plans. At the time of distribution under the
RSU Plans, RSUs are converted into actual shares of Common Stock. As of July 29,
2006, 336,274 restricted stock units have been awarded under the RSU Plans, of which 1,612 RSUs have been forfeited. Amortization for the thirteen weeks ended
July 29, 2006 and July 30, 2005 totaled approximately $178,000 and $145,000, respectively. Amortization for the twenty-six weeks ended July 29, 2006 and July
30, 2005 totaled approximately $323,000 and $248,000, respectively.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - CONSOLIDATION OF HOST STORE GROUPS AND OTHER

     In February 2005, Federated and May announced that they had entered into a merger agreement whereby Federated would acquire May. In August 2005, Federated announced that it had completed the merger with May. In September 2005,
Federated announced its integration plans including a divisional realignment and divestiture of certain stores. As of July 29, 2006, we operated a total of 394 departments in six of Federated's nine divisions, as follows:

                  Macy's South (1)                    143
                  Macy's Midwest (2)                   81
                  Macy's North (3)                     52
                  Macy's Northwest (4)                 38
                  Bloomingdale's                       30
                  Lord & Taylor                        50
                                                   -------
                  Total                               394
                                                   =======

----------
(1)  Primarily comprised of the former Rich's-Macy's/Lazarus-Macy's/
     Goldsmith's-Macy's division of Federated and certain of May's former
     Foley's and Hecht's stores.
(2)  Primarily comprised of the former Famous-Barr/L.S. Ayres/Jones and
     Kaufmann's divisions of May.
(3)  Primarily comprised of the former Marshall Fields's division of May.
(4)  Primarily comprised of the former Bon-Macy's division of Federated and certain of May's former Meier & Frank stores.

     During the twenty-six weeks ended July 29, 2006, 194 stores have either been divested or phased into the Macy's East or Macy's West divisions, which are
Federated divisions in which we have not historically operated the fine jewelry departments, and have been classified as discontinued operations in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived
Assets" ("SFAS No. 144"). See Note 14 for additional information regarding discontinued operations. The Fall 2006 season will be significantly impacted by the loss of business at these locations. In 2005, we recorded charges associated with accelerated depreciation of fixed assets and severance totaling approximately $3.8 million related to these departments. During the twenty-six weeks ended July 29, 2006, we recorded charges of approximately $4.4 million related to the accelerated depreciation of fixed assets and severance related to our field operations. These costs are included in discontinued operations in the accompanying Consolidated Statements of Operations. We also recorded charges of approximately $1.5 million related to severance for our corporate office and other costs during the twenty-six weeks ended July 29, 2006. These costs are included in continuing operations in the accompanying Consolidated Statements of
Operations.

     In May 2006, the Company announced that Belk, Inc. ("Belk") will not renew
Finlay Jewelry's license agreement due to Belk's acquisition of a privately-held company that currently licenses fine jewelry departments in certain of the Belk stores. The termination of the license agreement, which expires on January 31,
2007, will result in the closure of 75 departments. In 2005, we generated sales of approximately $43.5 million from the Belk departments. During the twenty-six weeks ended July 29, 2006, we recorded charges of approximately $0.2 million related to the accelerated depreciation of fixed assets and severance related to our field operations and these costs are included in continuing operations in the accompanying Consolidated Statements of Operations. Additionally, we intend to record charges totaling approximately $0.4 million related to the accelerated depreciation of fixed assets and severance through the date of the store closings.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - CONSOLIDATION OF HOST STORE GROUPS AND OTHER (CONTINUED)

     In January 2006, Federated announced that it intends to divest its Lord &
Taylor division prior to the end of 2006. Further, in March 2006, Federated announced its intention to divest an additional five underperforming Lord &
Taylor stores and to convert one store to Macy's. In June 2006, Federated announced that it has signed an agreement to sell its Lord & Taylor division to
NRDC Equity Partners, LLC. We cannot anticipate the impact of the proposed transaction on our future results of operations and there is no assurance that we will not be adversely impacted.

     Following is a summary of the activity in the accrual established for severance charges for both our field operations and corporate office that have been recorded within our department store based fine jewelry department segment
(in thousands):

                                                        SEVERANCE AND
                                                         TERMINATION
                                                          BENEFITS
                                                       --------------
          Balance at January 29, 2005.............     $        168
          Charges.................................            1,233
          Payments................................             (143)
                                                       --------------
          Balance at January 28, 2006.............            1,258
          Charges(1)..............................            3,075
          Payments................................           (2,933)
                                                       --------------
          Balance at July 29, 2006................     $      1,400
                                                       ==============

----------
(1)  Includes $2.1 million of charges recorded in discontinued operations and
     $1.0 million of charges recorded in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

     From time to time, we are involved in litigation arising out of our operations in the normal course of business. As of September 1, 2006, we are not a party to any legal proceedings that individually or in the aggregate, are reasonably expected to have a material adverse effect on our business, results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our
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

NOTE 11 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

     In 2005, approximately 31% of sales related to the department store based fine jewelry department segment were generated by merchandise obtained from its five largest vendors and approximately 10% of sales related to the department store based fine jewelry department segment were generated by merchandise obtained from its largest vendor. Additionally, merchandise obtained from
Carlyle's two largest vendors generated approximately 52% of its sales during
2005.

     We have not provided any third-party financial guarantees as of July 29,
2006 and January 28, 2006.

NOTE 12 - CARLYLE & CO. JEWELERS ACQUISITION

     In May 2005, we completed the acquisition of Carlyle. The purchase price was approximately $29.0 million plus transaction fees of approximately $1.7 million, and was financed with additional borrowings under the Revolving Credit
Agreement. The acquisition was undertaken to complement and diversify our existing business and provides us the opportunity to increase our presence in the luxury jewelry market. In connection with the purchase, Carlyle's revolving credit facility totaling $17.1 million, was terminated and paid in full at the closing. Since the date of the acquisition, Carlyle's cash requirements have been, and will continue to be, funded under Finlay's Revolving Credit Agreement.
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

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - CARLYLE & CO. JEWELERS ACQUISITION (CONTINUED)

                                                    THIRTEEN       TWENTY-SIX
                                                   WEEKS ENDED     WEEKS ENDED
                                                    JULY 30,        JULY 30,
                                                      2005            2005
                                                  --------------  --------------
Sales ........................................    $    170,480    $    358,570
Loss from continuing operations (a)...........         (86,735)        (93,034)
Net loss (a)..................................         (75,663)        (78,399)
Basic and diluted net loss per share (a)......    $      (8.42)   $      (8.73)

----------
(a)  The loss from continuing operations includes a charge of approximately
     $77.3 million, on a pre-tax basis, related to the impairment of goodwill in
     2005. The net loss and net loss per share includes a charge of approximately $72.9 million, net of tax, related to the impairment of goodwill in 2005. See Note 15.

NOTE 13 - SEGMENT INFORMATION

     Commencing with the Carlyle acquisition in May 2005, in accordance with
SFAS No. 131, "Disclosures about Segments of an Enterprise and Related
Information" we have two operating segments - department store based fine jewelry departments and stand-alone jewelry stores. The accounting policies of the segments are generally the same as those described in Note 2. There are no intercompany sales between the segments.

     The following table provides segment level financial information for the thirteen weeks and twenty-six weeks ended July 29, 2006 (dollars in thousands):

                                    THIRTEEN WEEKS ENDED                        THIRTEEN WEEKS ENDED
                                       JULY 29, 2006                                JULY 30, 2005
                             ----------------------------------         ----------------------------------
                               FINLAY       CARLYLE      TOTAL            FINLAY      CARLYLE(1)       TOTAL
                             ----------    --------    ---------        ----------    ----------     --------
Sales ..................     $ 142,920     $ 19,968    $162,888         $ 136,809     $ 13,926       $150,736
Depreciation and
amortization ...........         3,764          144       3,908             3,547           62          3,609
Income (loss) from
operations .............        (2,835)         979      (1,856)          (79,975)         113        (79,862)
Total assets ...........       418,113       70,598     488,711           463,349       61,343        524,692
Capital expenditures ...         1,035          645       1,680             1,731          466          2,197

                                   TWENTY-SIX WEEKS ENDED                      TWENTY-SIX WEEKS ENDED
                                        JULY 29, 2006                               JULY 30, 2005
                             -----------------------------------        ----------------------------------
                               FINLAY      CARLYLE       TOTAL            FINLAY      CARLYLE(1)      TOTAL
                             ----------    --------    ---------        ----------    ----------     --------
 Sales .................     $ 284,627     $ 37,515     $322,142        $276,529     $13,926         $290,455
 Depreciation and
 amortization ..........         7,486          291        7,777           7,137          62            7,199
 Income (loss) from
 operations ............        (7,153)       1,269       (5,884)        (84,039)        113          (83,926)
 Total assets ..........       418,113       70,598      488,711         463,349      61,343          524,692
 Capital expenditures ..         5,523          936        6,459           3,883         466            4,349

----------
(1)  The segment level financial information for Carlyle represents the period from the date of the acquisition in mid-May 2005 through July 30, 2005.

     Additionally, our sales mix by merchandise category was as follows for the twenty-six weeks ended July 29, 2006 and July 30, 2005 (dollars in thousands):

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - SEGMENT INFORMATION (CONTINUED)

                                                                 TWENTY-SIX WEEKS ENDED
                          -----------------------------------------------------------------------------------------------------
                                           JULY 29, 2006                                        JULY 30, 2005
                          -------------------------------------------------     -----------------------------------------------
                                  FINLAY                    CARLYLE                    FINLAY                 CARLYLE (2)
                          -----------------------    ----------------------     ---------------------    ----------------------
                                         % OF                       % OF                       % OF                      % OF
                             SALES       SALES         SALES        SALES         SALES        SALES        SALES        SALES
                          ---------    ----------    ----------    --------     ---------    ---------    ---------    ---------
Diamonds................  $  73,164      25.7%       $   9,844       26.2%      $  71,656       25.9%     $   3,832       27.5%
Gold....................     55,018      19.3              383        1.0          55,155       19.9            244        1.8
Gemstones...............     60,846      21.4            3,404        9.1          58,348       21.1            751        5.4
Watches.................     38,590      13.6           15,019       40.0          37,264       13.5          5,666       40.7
Designer................     18,605       6.5            5,457       14.6          16,868        6.1          2,243       16.1
Other (1)...............     38,404      13.5            3,408        9.1          37,238       13.5          1,190        8.5
                          ---------    ----------    ----------    --------     ---------    ---------    ---------    ---------
Total Sales.............  $ 284,627     100.0%        $ 37,515      100.0%      $ 276,529      100.0%     $  13,926      100.0%
                          =========    ==========    ==========    ========     =========    =========    =========    =========

----------
(1)  Includes special promotional items, remounts, estate jewelry, pearls, beads, cubic zirconia, sterling silver and men's jewelry, as well as repair services and accommodation sales to our employees.
(2)  Sales by merchandise category for Carlyle represent the period from the date of the acquisition in mid-May 2005 through July 30, 2005.

NOTE 14 - DISCONTINUED OPERATIONS

     As a result of the store closings associated with the Federated/May merger, the results of operations of the 194 departments closed during the twenty-six weeks ended July 29, 2006 have been segregated from those of continuing operations, net of tax, and classified as discontinued operations for the thirteen weeks and twenty-six weeks ended July 29, 2006 and July 30, 2005.
Additionally, the results of operations for the thirteen weeks ended April 29,
2006 and April 30, 2005 have been restated to reflect the closing of all 194 stores. All 194 of the departments closed, operated in our department store based fine jewelry department segment.

     A summary of the statement of operations information relating to the discontinued operations is as follows (in thousands):

                                                      THIRTEEN WEEKS ENDED           TWENTY-SIX WEEKS ENDED
                                                   ---------------------------     ----------------------------
                                                    JULY 29,        JULY 30,         JULY 29,        JULY 30,
                                                      2006            2005             2006            2005
                                                   ------------    -----------     -------------    -----------
   Sales.........................................  $   29,971      $  48,999       $  105,930       $ 95,009
   Income before income taxes (1) (2)............         942          4,581           10,447          8,644
   Discontinued operations, net of tax (3).......         570          2,771            6,320          5,230

----------
(1)  Includes an allocation of $0.1 million and $0.4 million of interest expense related to the Revolving Credit Agreement for the thirteen weeks ended July
     29, 2006 and July 30, 2005, respectively. Includes an allocation of $0.4 million and $0.6 million of interest expense related to the Revolving
     Credit Agreement for the twenty-six weeks ended July 29, 2006 and July 30,
     2005, respectively.
(2)  The results of operations of the closed departments excludes allocations of general and administrative expenses (including $1.5 million for corporate office severance and other costs) and interest expense related to the
     Senior Notes.
(3)  Included in discontinued operations, net of tax, for the thirteen weeks and twenty-six weeks ended July 29, 2006 are charges totaling $1.2 million and
     $2.7 million, respectively, associated with accelerated depreciation of fixed assets and severance.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - DISCONTINUED OPERATIONS (CONTINUED)

     The net assets of the closed departments are as follows (in thousands):

                                                   JULY 29,        JANUARY 28,
                                                     2006             2006
                                                 -------------    --------------
        Accounts receivable....................  $      9,480     $    24,113
        Merchandise inventories................         1,750          16,319
                                                 -------------    --------------
        Total current assets...................        11,230          40,432
        Fixed assets, net......................          -                630
                                                 -------------    --------------
            Total assets.......................        11,230          41,062
                                                 -------------    --------------
        Current liabilities....................         1,125           1,741
                                                 -------------    --------------
            Net assets.........................  $     10,105     $    39,321
                                                 =============    ==============

NOTE 15 - GOODWILL IMPAIRMENT IN 2005

     SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142")
requires an impairment-only approach to accounting for goodwill. During the quarter ended July 30, 2005, Federated announced its intention to divest, beginning in 2006, certain stores in which we operate the fine jewelry departments. Based upon this business indicator, we utilized our SFAS No. 142 model to evaluate the carrying value of the goodwill recorded on our department store based fine jewelry department segment as of July 30, 2005.

     The goodwill impairment analysis took into consideration our results for the first half of the year and estimates for the balance of the year and beyond, as well as Federated's announcement to divest certain stores. We performed our impairment analysis in accordance with SFAS No. 142, the provisions of which require, similar to the recognition of goodwill in a business combination, an allocation of the fair value to all of our assets and liabilities (excluding
Carlyle), including any unrecognized intangible assets as if the Company had been acquired in a business combination and the fair value of the Company was the price paid to acquire the Company. As a result of this analysis, an impairment of goodwill of $77.3 million, on a pre-tax basis, was recorded as a component of loss from continuing operations in the accompanying Consolidated
Statements of Operations for the thirteen weeks and twenty-six weeks ended July
30, 2005, which eliminated all of the goodwill on our balance sheet.

NOTE 16 - RESTATEMENT OF THE INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

     Subsequent to the issuance of our interim consolidated financial statements for the twenty-six weeks ended July 30, 2005, we determined that the payment of certain debt assumed in the Carlyle acquisition was recorded as an operating activity rather than a financing activity in the consolidated statement of cash flows. As a result, the consolidated statement of cash flows for the twenty-six weeks ended July 30, 2005 has been restated to reflect the repayment of the debt in accordance with SFAS No. 95, "Statement of Cash Flows" ("SFAS No. 95") as
cash used in financing activities rather than operating activities. A summary of the effects of the restatement on cash flows provided by (used in) operating and financing activities in the statement of cash flows are as follows (in thousands):

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - RESTATEMENT OF THE INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
          (CONTINUED)

                                                      AS PREVIOUSLY
                                                         REPORTED       ADJUSTMENT       AS RESTATED
                                                      -------------    -------------     ------------
  TWENTY-SIX WEEKS ENDED JULY 30, 2005:
  Net cash used in operating activities..........     $   (130,115)    $    17,137       $  (112,978)
  Net cash provided by financing activities......          101,713         (17,137)           84,576

 NOTE 17 - SUBSEQUENT EVENT

     In August 2006, Belk announced that it will acquire Parisian from Saks
Incorporated on or about October 2, 2006. Assuming the transaction is consummated, we will continue to operate the Parisian departments through August
4, 2007. In 2005, we generated sales of approximately $20.0 million from our 31
Parisian departments.

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

     The following MD&A gives effects to the restatement of our consolidated statement of cash flows for the twenty-six weeks ended July 30, 2005 to reflect the repayment of the Carlyle debt in accordance with SFAS No. 95 as cash used in financing activities rather than operating activities (See Note 16).

     In May 2005, we completed the acquisition of Carlyle and its subsidiaries.
The purchase price was approximately $29.0 million, plus transaction fees of approximately $1.7 million, and was financed with additional borrowings under the Revolving Credit Agreement. In connection with the purchase, Carlyle's revolving credit facility totaling $17.1 million was terminated and paid in full at the closing. Carlyle's results of operations are included in the accompanying
Consolidated Statements of Operations since the date of acquisition.

     The 194 stores that have closed during the twenty-six weeks ended July 29,
2006, as a result of the Federated/May merger, have been accounted for as discontinued operations in the accompanying Consolidated Statements of
Operations and, unless otherwise indicated, the following discussion relates to our continuing operations. This MD&A has been updated for the purpose of restating our financial statements for stores which have been treated as discontinued operations through July 29, 2006.

EXECUTIVE OVERVIEW
------------------

OUR BUSINESS

     We are one of the leading retailers of fine jewelry in the United States and primarily operate licensed fine jewelry departments in major department stores where we sell a broad selection of moderately priced jewelry, with an average sales price of approximately $213 per item. We also operate specialty jewelry stores which sell luxury priced jewelry, with an average sales price of approximately $1,000 per item. We have two operating segments - department store based fine jewelry departments and stand-alone jewelry stores. As of July 29,
2006, we operated a total of 820 locations, including 788 Finlay departments in
12 host store groups, in 39 states and the District of Columbia, as well as 32
Carlyle specialty jewelry stores in nine states, located principally in the southeastern United States.

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

     Carlyle operates 32 specialty jewelry stores located primarily in the southeastern United States under the Carlyle & Co., J.E. Caldwell & Co. and Park
Promenade trade names. The Carlyle stores are principally located in shopping malls and lifestyle centers and focus on the designer and high-end jewelry markets. The Carlyle stores offer a compelling shopping environment for the high-end luxury consumer and focus on watches, gold, designer jewelry, diamonds and precious gemstones, complemented by an assortment of giftware. Carlyle strives to provide its customers with a premier shopping experience by utilizing knowledgeable, professional and well-trained sales associates, marketing programs designed to promote customer awareness of its merchandise assortments and extending credit to its customers through its credit card programs which are managed by a third-party.

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

     o    Comparable store sales (stores open for the same months during the comparable period) growth computed as the percentage change in sales for stores open for the same months during the comparable periods.
          Comparable store sales are measured against our host store groups as well as other jewelry retailers;

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

SECOND QUARTER HIGHLIGHTS

     Total sales were $162.9 million for the thirteen weeks ended July 29, 2006 compared to $150.7 million for the thirteen weeks ended July 30, 2005, an increase of 8.1%. Total sales for the second quarter of 2006 included $20.0 million of sales generated by Carlyle compared to $13.9 million in 2005, which represents sales from the date of the acquisition in mid-May 2005 through July
30, 2005. Comparable store sales increased 3.4% with strong results in
Bloomingdale's and Carlyle. Gross margin increased by $3.5 million compared to
2005, and, as a percentage of sales, gross margin decreased by 1.5% from 49.4%
to 47.9%, primarily due to the increase in the LIFO provision as well as the increased price of gold. SG&A increased $2.5 million and, as a percentage of sales, SG&A decreased 2.2% from 48.8% to 46.6% due to Carlyle's significantly lower rent structure as a percentage of sales compared to Finlay's licensed department business as well as corporate office cost savings. Borrowings under the Revolving Credit Agreement decreased by $38.4 million at July 29, 2006 as compared to July 30, 2005 as a result of the generation of positive free cash flow over the last twelve months, coupled with the reduction in inventory levels for store closings. Maximum outstanding borrowings during the thirteen weeks ended July 29, 2006 were $80.3 million, at which point the available borrowings under the Revolving Credit Agreement were an additional $133.5 million.

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
The agreement is three years in length expiring January 31, 2009, and covers approximately 314 stores. In addition to extending our agreement for three years, all non-compete provisions from the previous May contracts that required us to obtain May's permission before opening a new department or store within a certain radius of a May store, were eliminated. We believe that the elimination of this non-compete provision provides us with significantly greater opportunity to

expand our business and continue to diversify beyond the traditional department store sector. The agreement has no impact on the Bloomingdale's and
Lord & Taylor divisions whose license agreements, covering a total of 80 departments, currently run through January 30, 2010 and February 3, 2007, respectively.

     In January 2006, Federated announced that it intends to divest its Lord &
Taylor division prior to the end of 2006. Further, in March 2006, Federated announced its intention to divest an additional five underperforming Lord &
Taylor stores and to convert one store to Macy's. In June 2006, Federated announced that it has signed an agreement to sell its Lord & Taylor division to
NRDC Equity Partners, LLC. It has been communicated to us verbally that the Lord
& Taylor agreement will be renewed this fall, however, there can be no assurances that the agreement will be renewed.

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
Such opportunities exist within Dillard's and over the past three years, we have added 24 departments in Dillard's. During the twenty-six weeks ended July 29,
2006, we opened 13 departments within Dillard's and we plan to add three departments during the remainder of 2006. Moreover, we plan to open eight departments with Federated, including three Bloomingdale's stores. Further, we opened one new Carlyle store in August 2006 and expect to open another store in
October 2006. Finally, we project opening two new Carlyle stores in 2007.
Through expanding in new Bloomingdale's departments and Carlyle stores, we will have a larger portion of our business dedicated to the high-end luxury sector.

     We will continue to seek to identify complementary businesses to leverage our core competencies in the jewelry industry and plan to continue to pursue the following key initiatives to further increase sales and earnings:

     o    Increase comparable store sales;

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

RISKS AND UNCERTAINTIES

     The risks and challenges facing our business include:

     o    Dependence on or loss of certain host store relationships; and

     o    Host store consolidation.

     As of July 29, 2006, we operated a total of 394 departments in six of
Federated's nine divisions, which excludes 194 departments either divested or phased into the Macy's East or Macy's West divisions during the twenty-six weeks ended July 29, 2006. The Fall 2006 season will be significantly impacted by the loss of business at these locations. In 2005, we generated sales of $241.0 million from these 194 departments. In 2005, we recorded charges of approximately $3.8 million related to the accelerated depreciation of fixed assets and severance with respect to these departments. During the twenty-six weeks ended July 29, 2006, we recorded charges of $4.4 million related to the accelerated depreciation of fixed assets and severance for our field operations.
These costs are included in discontinued operations in the accompanying
Consolidated Statements of Operations. We also recorded charges of approximately
$1.5 million related to severance for our corporate office and other costs during the twenty-six weeks ended July 29, 2006. These costs are included in continuing operations in the accompanying Consolidated Statements of Operations.
The results of operations of the 194 departments closed during the twenty-six weeks ended July 29, 2006 have been classified as discontinued operations in accordance with SFAS No. 144.

     During 2005, approximately 72% of our sales were generated by departments operated in store groups owned by Federated and those stores previously owned by
May. A decision by Federated or certain of our other host store groups to terminate our existing relationships, to assume the operation of departments themselves, or to close a significant number of stores could have a material adverse effect on our business and financial condition.

     In May 2006, the Company announced that Belk will not renew Finlay
Jewelry's license agreement due to Belk's acquisition of a privately-held company that currently licenses fine jewelry departments in certain of the Belk stores. The termination of the license agreement, which expires on January 31,
2007, will result in the closure of 75 departments. In 2005, we generated sales of approximately $43.5 million from the Belk departments. During the twenty-six weeks ended July 29, 2006, we recorded charges of approximately $0.2 million related to the accelerated depreciation of fixed assets and severance related to our field operations and these costs are included in continuing operations in the accompanying Consolidated Statements of Operations. Additionally, we intend to record charges totaling approximately $0.4 million related to the accelerated depreciation of fixed assets and severance through the date of the store closings.

     Further, in August 2006, Belk announced that it will acquire Parisian from
Saks Incorporated on or about October 2, 2006. Assuming the transaction is consummated, we will continue to operate the Parisian departments through August
4, 2007. In 2005, we generated sales of approximately $20.0 million from our 31
Parisian departments.

RESULTS OF OPERATIONS
---------------------

     The following table sets forth operating results as a percentage of sales for the periods indicated. The discussion that follows should be read in conjunction with the following table:

                                                       THIRTEEN WEEKS ENDED             TWENTY-SIX WEEKS ENDED
                                                 ------------------------------    ------------------------------
                                                   JULY 29,         JULY 30,         JULY 29,         JULY 30,
                                                     2006             2005             2006             2005
                                                 -------------    -------------    -------------    -------------
STATEMENT OF OPERATIONS DATA:

Sales..........................................        100.0%           100.0%           100.0%           100.0%
Cost of sales..................................         52.1             50.6             51.6             50.6
                                                 -------------    -------------    -------------    -------------
  Gross margin.................................         47.9             49.4             48.4             49.4
Selling, general and administrative expenses...         46.6             48.8             47.8             49.2
Depreciation and amortization..................          2.4              2.3              2.4              2.5
Impairment of goodwill.........................            -             51.3                -             26.6
                                                 -------------    -------------    -------------    -------------
Loss from operations...........................         (1.1)           (53.0)            (1.8)           (28.9)
Interest expense, net..........................          3.5              3.6              3.4              3.5
                                                 -------------    -------------    -------------    -------------
Loss from continuing operations before
  income taxes.................................         (4.6)           (56.6)            (5.2)           (32.4)
Benefit for income taxes.......................         (1.8)            (5.1)            (2.0)            (3.9)
                                                 -------------    -------------    -------------    -------------
Loss from continuing operations...............          (2.8)           (51.5)            (3.2)           (28.5)
Discontinued operations, net of tax............          0.4              1.9              2.0              1.8
                                                 -------------    -------------    -------------    -------------
Net loss.......................................         (2.4)%          (49.6)%           (1.2)%          (26.7)%
                                                 =============    =============    =============    =============

THIRTEEN WEEKS ENDED JULY 29, 2006 COMPARED WITH THIRTEEN WEEKS ENDED JULY 30,
2005

     SALES. Sales for the thirteen weeks ended July 29, 2006 increased $12.2 million, or 8.1%, compared to 2005. Sales include $142.9 million from the Finlay departments which represented a 4.5% increase compared to the $136.8 million in sales for the thirteen weeks ended July 30, 2005. Additionally, sales include
$20.0 million generated by Carlyle in the 2006 period compared to $13.9 million in the 2005 period (representing sales from the date of the acquisition in mid-May 2005 through July 30, 2005). Comparable store sales increased 3.4%, including Carlyle for the months of June and July only. We attribute the increase in sales related to the Finlay departments primarily to our merchandising and marketing strategy, which includes the following initiatives:
(i) emphasizing our "Best Value" merchandising programs which provide a targeted assortment of items at competitive prices; (ii) focusing on holiday and event-driven promotions as well as host store marketing programs; (iii) using our host store groups' proprietary customer lists for targeted marketing; and
(iv) positioning our departments as a "destination location" for fine jewelry.

     During the thirteen weeks ended July 29, 2006, there were no openings and we closed 140 Finlay departments. The closings were comprised of the following:

                        NUMBER OF
     STORE GROUP        LOCATIONS                     REASON
----------------------  ---------  ---------------------------------------------

Federated.............     132     Stores were divested or phased into the Macy's East or Macy's West divisions as a result of the Federated/May merger and are included in discontinued operations.

Other.................       8     Department closings within existing host store groups.
                        ---------
    Total.............     140
                        =========

     Our major merchandise categories include diamonds, gold, gemstones, watches and designer jewelry. With respect to Finlay's licensed department business, designer sales increased $3.0 million, or 45.9%, in 2006 compared to 2005, due primarily to increased consumer demand. Diamond sales increased $0.7 million, or
2.0%, in 2006 compared to 2005, due primarily to the increase in consumer demand for diamond fashion assortments, including categories such as solitaire and bridal jewelry, diamond stud earring assortments and three-stone jewelry.

     GROSS MARGIN. Gross margin increased by $3.5 million in 2006 compared to
2005. As a percentage of sales, gross margin decreased by 1.5% from 49.4% to
47.9%. The components of this decrease in gross margin are as follows:

          COMPONENT               %                                   REASON
------------------------------  ------  --------------------------------------------------------------------

Merchandise cost of sales....   (1.1)%  Increase in merchandise cost of sales is due to our continued
                                        efforts to increase market penetration and market share through our pricing strategy, the mix of sales with increased sales in the diamond, designer and clearance categories, which have lower margins than other categories as well as the increased price of gold, which we estimate had an approximate 0.4% impact on gross margin.

LIFO.........................   (0.4)   Increase in the LIFO provision is due to increases in our internal price indices.
                                ------
    Total ...................   (1.5)%
                                ======

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The components of SG&A include payroll expense, license fees, rent expense, net advertising expenditures and other field and administrative expenses. SG&A increased $2.5 million, or 3.4%. As a percentage of sales, SG&A decreased by 2.2% from 48.8% to
46.6%. The components of this decrease in SG&A are as follows:

          COMPONENT               %                                   REASON
------------------------------  ------  --------------------------------------------------------------------

License and lease fees.......    0.3%   Decrease is primarily due to Carlyle's significantly lower rent structure as a percentage of sales compared to Finlay's licensed department business.

Payroll expense..............     0.8   Decrease in payroll is due to the leveraging of field payroll.

Other........................     1.1   Decrease is primarily due to corporate office cost savings, including staff reductions, as a result of expense reduction initiatives.
                                ------
    Total decrease...........    2.2%
                                ======

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by
$0.3 million primarily due to additional depreciation and amortization for capital expenditures for the most recent twelve months offset by the effect of certain assets becoming fully depreciated.

     IMPAIRMENT OF GOODWILL. During the quarter ended July 30, 2005, Federated announced its intention to divest certain stores for which we operated the fine jewelry departments. Based upon this business indicator, we utilized our SFAS
No. 142 model to evaluate the carrying value of goodwill as of July 30, 2005. As a result, we determined that goodwill was impaired and an impairment of $77.3 million was recorded during the thirteen weeks ended July 30, 2005.

     INTEREST EXPENSE, NET. Interest expense increased by $0.2 million primarily due to an increase in the weighted average interest rate (8.1% for the period in
2006 compared to 7.4% for the comparable period in 2005). Average borrowings decreased from $286.0 million for the 2005 period to $262.9 million for the 2006 period.

     BENEFIT FOR INCOME TAXES. The income tax benefit for both the 2006 and 2005 periods reflects an effective tax rate of 39.5%. Additionally, the 2005 period includes a benefit of approximately $4.4

million associated with the impairment of goodwill and a benefit of approximately $0.2 million associated with the reversal of tax accruals no longer required.

     DISCONTINUED OPERATIONS. Discontinued operations includes the results of operations of the Federated stores closed during the thirteen weeks ended July
29, 2006. Sales related to these departments totaled $30.0 million for the thirteen weeks ended July 29, 2006 compared to $49.0 million for the comparable period in 2005. Gross margin as a percentage of sales, related to the discontinued departments, decreased 7.3% from 51.8% for 2005 to 44.5% for 2006.
The gross margin percentage was negatively impacted as a result of markdowns in these departments in an effort to reduce inventory levels. The net income from discontinued operations for the thirteen weeks ended July 29, 2006, was $0.6 million compared to net income from discontinued operations of $2.8 million during the comparable period in 2005. The net income from discontinued
operations for the thirteen weeks ended July 29, 2006, includes $1.2 million of charges, net of tax, associated with the accelerated depreciation of fixed assets and severance.

     NET LOSS. Net loss of $4.0 million for the 2006 period compares to a net loss of $74.8 million in the prior period as a result of the factors discussed above.

TWENTY-SIX WEEKS ENDED JULY 29, 2006 COMPARED WITH TWENTY-SIX WEEKS ENDED JULY
30, 2005

     SALES. Sales for the twenty-six weeks ended July 29, 2006 increased $31.7 million, or 10.9%, compared to 2005. Sales include $284.6 million from the
Finlay departments which represented a 2.9% increase compared to the $276.5 million in sales for the twenty-six weeks ended July 30, 2005. Sales also include $37.5 million generated by Carlyle in the 2006 period compared to $13.9 million in the 2005 period (representing sales from the date of the acquisition in mid-May 2005 through July 30, 2005). In addition, comparable store sales increased 2.3%. We attribute the increase in sales related to the Finlay departments primarily to our merchandising and marketing initiatives discussed above.

     During the twenty-six weeks ended July 29, 2006, we opened 14 Finlay departments within existing host store groups. Additionally, during the twenty-six weeks ended July 29, 2006, we closed 206 Finlay departments. The openings were comprised of the following:

                                                      NUMBER OF
                           STORE GROUP                LOCATIONS
                  -----------------------------     ------------
                  Dillard's....................          13
                  Belk.........................           1
                                                    ------------
                      Total....................          14
                                                    ============

The closings were comprised of the following:

                              NUMBER OF
        STORE GROUP           LOCATIONS                             REASON
---------------------------- -----------  -------------------------------------------------------------

Federated...................     194      Stores were divested or phased into the Macy's East or Macy's West divisions as a result of the Federated/May merger and are included in discontinued operations.
Other.......................      12      Department closings within existing host store groups.
                             -----------
    Total...................     206
                             ===========

     Our major merchandise categories include diamonds, gold, gemstones, watches and designer jewelry. With respect to Finlay's licensed department business, designer sales increased $1.7 million, or 10.3%, in 2006 compared to 2005, due primarily to increased consumer demand. Diamond sales increased $1.5 million, or
2.1%, in 2006 compared to 2005, due primarily to the increase in consumer demand for

diamond fashion assortments, including categories such as solitaire and bridal jewelry, diamond stud earring assortments and three-stone jewelry.

     GROSS MARGIN. Gross margin increased by $12.5 million in 2006 compared to
2005. As a percentage of sales, gross margin decreased by 1.0% from 49.4% to
48.4%. The components of this net decrease in gross margin are as follows:

          COMPONENT              %                                   REASON
------------------------------ ------  --------------------------------------------------------------------

Merchandise cost of sales....  (0.9)%  Increase in merchandise cost of sales is due to our efforts to increase market penetration and market share through our pricing strategy, the mix of sales with increased sales in the diamond, designer and clearance categories, which have lower margins than other categories as well as the increased price of gold.
LIFO.........................  (0.3)   Increase in the LIFO provision is due to increases in our internal price indices.
Other........................   0.2    Decrease in various other components of cost of sales.
                               ------
    Total ...................  (1.0)%
                               ======

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The components of SG&A include payroll expense, license fees, rent expense, net advertising expenditures and other field and administrative expenses. SG&A increased $11.1 million, or 7.8%. As a percentage of sales, SG&A decreased by 1.4% from 49.2% to
47.8%. The components of this decrease in SG&A are as follows:

          COMPONENT              %                                   REASON
------------------------------ ------  --------------------------------------------------------------------

License and lease fees.......   0.5%   Decrease is primarily due to Carlyle's significantly lower rent structure as a percentage of sales compared to Finlay's licensed department business.
Payroll expense..............   0.4    Decrease in payroll expense is due to the leveraging of field payroll.
Other........................   0.5    Decrease is primarily due to corporate office cost savings, including staff reductions, as a result of expense reduction initiatives.
                               ------
    Total decrease...........   1.4%
                               ======

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by
$0.6 million primarily due to additional depreciation and amortization for capital expenditures for the most recent twelve months offset by the effect of certain assets becoming fully depreciated.

     IMPAIRMENT OF GOODWILL. During the quarter ended July 30, 2005, Federated announced its intention to divest certain stores for which we operated the fine jewelry departments. Based upon this business indicator, we utilized our SFAS
No. 142 model to evaluate the carrying value of goodwill as of July 30, 2005. As a result, we determined that goodwill was impaired and an impairment of $77.3 million was recorded during the twenty-six weeks ended July 30, 2005.

     INTEREST EXPENSE, NET. Interest expense increased by $0.9 million primarily due to an increase in average borrowings ($253.0 million for the period in 2006 compared to $248.9 million in 2005) as a result of the additional borrowings to finance the acquisition of Carlyle in May 2005 being outstanding for a full six months in the current year period and to fund Carlyle's working capital requirements. The weighted average interest rate was approximately 8.2% and 7.8%
for the 2006 and 2005 periods, respectively.

     BENEFIT FOR INCOME TAXES. The income tax benefit for both the 2006 and 2005 periods reflects an effective tax rate of 39.5%. Additionally, the 2005 period includes a benefit of approximately $4.4 million associated with the impairment of goodwill and a benefit of approximately $0.2 million associated with the reversal of tax accruals no longer required.

     DISCONTINUED OPERATIONS. Discontinued operations includes the results of operations of the 194 Federated stores closed during the twenty-six weeks ended
July 29, 2006. Sales related to these 194 departments totaled $105.9 million for the twenty-six weeks ended July 29, 2006 compared to $95.0 million for the comparable period in 2005. Gross margin, as a percentage of sales, related to the discontinued departments decreased 6.1% from 52.4% for 2005 to 46.3% for
2006. The gross margin percentage was negatively impacted as a result of markdowns in these departments in an effort to reduce inventory levels. The net income from discontinued operations for the twenty-six weeks ended July 29, 2006 was $6.3 million compared to net income from discontinued operations of $5.2 million during the comparable period in 2005. The net income from discontinued
operations for the twenty-six weeks ended July 29, 2006 includes $2.7 million of charges, net of tax, associated with the accelerated depreciation of fixed assets and severance.

     NET LOSS. Net loss of $3.9 million for the 2006 period compares to a net loss of $77.6 million in the prior period as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Information about our financial position as of July 29, 2006 and January
28, 2006 is presented in the following table:

                                            JULY 29,        JANUARY 28,
                                              2006             2006
                                          -------------    --------------
                                               (DOLLARS IN THOUSANDS)
      Cash and cash equivalents.........    $   2,882         $  28,191
      Working capital...................      257,212           252,356
      Long-term debt....................      200,000           200,000
      Stockholders' equity..............      113,443           116,285

     Our primary capital requirements are working capital for new locations and growth of existing locations, debt service obligations and license fees to host store groups, rent payments for the Carlyle stores, funding potential acquisitions, and, to a lesser extent, capital expenditures for opening new locations, renovating existing locations and information technology investments.
For 2005, capital expenditures totaled $11.9 million and for 2006 are estimated to be approximately $13 to $14 million, including Carlyle. Although capital expenditures are limited by the terms of the Revolving Credit Agreement, to date, this limitation has not precluded us from satisfying our capital expenditure requirements.

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

     Cash flows provided by (used in) operating, investing and financing activities for the twenty-six weeks ended July 29, 2006 and July 30, 2005 were as follows:

                                                 TWENTY-SIX WEEKS ENDED
                                            ---------------------------------
                                               JULY 29,           JULY 30,
                                                 2006               2005
                                            ---------------    --------------
                                                  (DOLLARS IN THOUSANDS)
   Operating activities...................    $   (79,061)       $ (112,978)
   Investing activities...................         (6,459)          (33,524)
   Financing activities...................         60,211            84,576
                                            ---------------    --------------
     Net decrease in cash and cash
       equivalents .......................    $   (25,309)       $  (61,926)
                                            ===============    ==============

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
Operating cash outflows include payments to vendors for inventory, services and supplies, payments for employee payroll, license fees, rent and payments of interest and taxes. Net cash flows used in operating activities were $79.1 million for the twenty-six weeks ended July 29, 2006. Accounts payable and accrued liabilities decreased as a result of significantly lower inventory receipts, as we utilized merchandise from our closing stores to redistribute to our go-forward stores. Further, consignment sales decreased resulting in a decrease in accounts payable. Net cash flows used in operating activities were
$113.0 million for the twenty-six weeks ended July 30, 2005.

     Our principal operations involving licensed fine jewelry departments substantially preclude customer receivables, as our license agreements typically require host stores to remit sales proceeds for each month (without regard to whether such sales were cash, store credit or national credit card) to us approximately three weeks after the end of such month. However, we cannot ensure the collection of sales proceeds from our host stores. Additionally, on average, approximately 50% of our merchandise has been carried on consignment. Our working capital balance was $257.2 million at July 29, 2006, an increase of $4.9 million from January 28, 2006.

     The seasonality of our business causes working capital requirements, and therefore, borrowings under the Revolving Credit Agreement, to reach their highest level in the months of October, November and December in anticipation of the year-end holiday season. Accordingly, we experience seasonal cash needs as inventory levels peak. Additionally, substantially all of our license agreements provide for accelerated payments during the months of November and December, which require the host store groups to remit to us 75% of the estimated months'
sales prior to or shortly following the end of that month. These proceeds result in a significant increase in our cash, which is used to reduce our borrowings under the Revolving Credit Agreement. Inventory levels as of July 29, 2006 decreased by $4.1 million, or

1.2%, as compared to January 28, 2006, including $62.2 million of inventory related to Carlyle. Excluding Carlyle, Finlay's inventory decreased by $12.4 million or 4.5%.

INVESTING ACTIVITIES

     Net cash used in investing activities, consisting of payments for capital expenditures as well as the purchase of Carlyle in 2005, which accounted for
$29.6 million of cash invested in the 2005 period, were $6.5 million and $33.5 million for the twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively. Capital expenditures during each period related primarily to expenditures for opening new locations and renovating existing locations.

FINANCING ACTIVITIES

     Proceeds from, and principal payments on, the Revolving Credit Facility have been our primary financing activities. Net cash provided from financing activities was $60.2 million for the twenty-six weeks ended July 29, 2006, consisting primarily of proceeds from, and principal payments on, the Revolving
Credit Facility. Net cash provided from financing activities was $84.6 million for the twenty-six weeks ended July 30, 2005 and reflects $17.1 million related to the payment of Carlyle debt assumed upon acquisition in May 2005.

     Our Revolving Credit Agreement, which matures in January 2008, provides us with a line of credit of up to $225.0 million to finance working capital needs.
Amounts outstanding under the Revolving Credit Agreement bear interest at a rate equal to, at our option, (i) the prime rate plus a margin ranging from zero to
1.0% or (ii) the adjusted Eurodollar rate plus a margin ranging from 1.0% to
2.0%, in each case depending on our financial performance. The weighted average interest rate was 7.4% and 5.4% for the twenty-six weeks ended July 29, 2006 and
July 30, 2005, respectively.

     In each year, we are required to reduce the outstanding revolving credit balance and letter of credit balance under the Revolving Credit Agreement to
$50.0 million or less and $20.0 million or less, respectively, for a 30 consecutive day period (the "Balance Reduction Requirement"). Borrowings under the Revolving Credit Agreement were $50.0 million at July 29, 2006, compared to a zero balance at January 28, 2006 and $88.4 million at July 30, 2005. The average amounts outstanding under the Revolving Credit Agreement were $53.0 million and $48.9 million for the twenty-six weeks ended July 29, 2006 and July
30, 2005, respectively. The maximum amount outstanding for the twenty-six weeks ended July 29, 2006 was $80.3 million, at which point the available borrowings were an additional $133.5 million. At July 29, 2006 we had letters of credit outstanding totaling $11.3 million, which guarantee various trade activities.

     In May 2005, we completed the acquisition of Carlyle. The purchase price was approximately $29.0 million plus transaction fees of approximately $1.7 million, and was financed with additional borrowings under the Revolving Credit
Agreement. In connection with the acquisition, Carlyle's revolving credit facility totaling $17.1 million was terminated and paid in full at the closing.
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

     A significant amount of our operating cash flow will be used to pay interest with respect to the Senior Notes and amounts due under the Revolving
Credit Agreement, including payments required pursuant to the Balance Reduction
Requirement. As of July 29, 2006, our outstanding borrowings were $250.0 million, which included a $200.0 million balance under the Senior Notes and a
$50.0 million balance under the Revolving Credit Agreement, compared to $288.4 million as of July 30, 2005.

     Our agreements covering the Revolving Credit Agreement and the Senior Notes each require that we comply with certain restrictive covenants including financial covenants. In addition, Finlay Jewelry is a party to the Gold
Consignment Agreement, which also contains certain covenants. Although Finlay
Jewelry is in compliance with its financial covenants as of July 29, 2006, as a result of the Federated/May merger and the impact of the merger on our future results of operations, during 2005 Finlay Jewelry amended its financial covenants for 2006 with respect to the Revolving Credit Agreement and the Gold
Consignment Agreement. We expect to be in compliance with our amended covenants during the remainder of 2006. Because compliance is based, in part, on management's estimates, and actual results can differ from those estimates, there can be no assurance that Finlay Jewelry will be in compliance with those covenants in the future or that our lenders will waive or amend any of the covenants should Finlay Jewelry be in violation thereof.

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

     We believe that, based upon current operations, anticipated growth and continued availability under the Revolving Credit Agreement, Finlay Jewelry will, for the foreseeable future, be able to meet its debt service and anticipated working capital obligations and to make distributions sufficient to permit us to pay certain expenses as they come due. No assurances, however, can be given that Finlay Jewelry's current level of operating results will continue or improve or that Finlay Jewelry's income from operations will continue to be sufficient to permit Finlay Jewelry to meet its debt service and other obligations. Currently, Finlay Jewelry's principal financing arrangements restrict the amount of annual distributions from Finlay Jewelry to us. The amounts required to satisfy the aggregate of Finlay Jewelry's interest expense totaled $10.6 million and $10.4 million for the twenty-six weeks ended July 29,
2006 and July 30, 2005, respectively.

     Our long-term needs for external financing will depend on our rate of growth, the level of internally generated funds and our ability to continue obtaining substantial amounts of merchandise on advantageous terms, including consignment arrangements, with our vendors. As of July 29, 2006, $289.2 million of consignment merchandise from approximately 300 vendors was on hand as compared to $356.2 million at July 30, 2005. For 2005, we had an average balance of consignment merchandise of $352.5 million.

     The following table summarizes our contractual and commercial obligations which may have an impact on future liquidity and the availability of capital resources as of July 29, 2006 (dollars in thousands):

                                                                    PAYMENTS DUE BY PERIOD
                                             ----------------------------------------------------------------------
                                                            LESS THAN                                  MORE THAN
         CONTRACTUAL OBLIGATIONS                 TOTAL        1 YEAR     1 - 3 YEARS   3 - 5 YEARS      5 YEARS
-------------------------------------------  ------------- ------------ ------------- ------------- ---------------

Long-Term Debt Obligations:
  Senior Notes (due 2012) (1)..............   $  200,000    $       -     $       -     $       -      $   200,000
Interest payments on Senior Notes..........      100,500       16,750        33,500        33,500           16,750
Operating lease obligations (2)............       28,778        5,753        10,036         6,259            6,730
Revolving Credit Agreement (due 2008) (3)..       50,007       50,007             -             -                -
Gold Consignment Agreement (expires 2007)..       49,689            -        49,689             -                -
Gold forward contracts.....................        6,646        6,646             -             -                -
Employment agreements......................        7,668        3,504         4,164             -                -
Contractual bonuses (4)....................          862            -           862             -                -
Letters of credit..........................       11,294       11,044           250             -                -
                                             ------------- ------------ ------------- ------------- ---------------
   Total...................................   $  455,444    $  93,704     $  98,501     $  39,759      $   223,480
                                             ============= ============ ============= ============= ===============

---------------------
(1)  On June 3, 2004, Finlay Jewelry issued $200.0 million of Senior Notes due
     2012. Refer to Note 5 of Notes to the Consolidated Financial Statements.

(2)  Represents future minimum payments under noncancellable operating leases as of January 28, 2006.

(3)  The outstanding balance under the Revolving Credit Agreement at September
     1, 2006 was $78.1 million and does not include any amounts for interest.

(4)  Represents a special bonus for four senior executives equal to 50% of the executives' salary if employed by the Company on the dates specified in the respective employment agreements.

     The operating leases included in the above table do not include contingent rent based upon sales volume, which amounted to approximately $25.6 million and
$51.1 million for the thirteen weeks and twenty-six weeks ended July 29, 2006, respectively, or variable costs such as maintenance, insurance and taxes. Our open purchase orders are cancelable without penalty and are therefore not included in the above table. There were no commercial commitments outstanding as of July 29, 2006 other than as disclosed in the table above, nor have we provided any third-party financial guarantees as of and for the twenty-six weeks ended July 29, 2006.

OFF-BALANCE SHEET ARRANGEMENTS

     Finlay Jewelry's Gold Consignment Agreement enables Finlay Jewelry to receive consignment merchandise by providing gold, or otherwise making payment, to certain vendors. While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to the gold consignor. In July 2005, Finlay Jewelry amended the Gold Consignment Agreement to among other things, extend the maturity date to October 31, 2007 (October 31,
2008 should our Revolving Credit Agreement be extended on terms acceptable to the gold consignor) and to establish new financial covenants (including minimum earnings and fixed charge coverage ratio requirements and certain maximum debt limitations). The Gold Consignment Agreement permits Finlay Jewelry to consign up to the lesser of (i) 165,000 fine troy ounces or (ii) $50.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At
July 29, 2006, amounts outstanding under the Gold Consignment Agreement totaled
77,993 fine troy ounces, valued at approximately $49.7 million. The average amount outstanding under the Gold Consignment Agreement was $49.6 million in
2005. In the event this Agreement is terminated, Finlay Jewelry will be required to return the gold or purchase the outstanding gold at the prevailing gold rate in effect on that date. For financial statement purposes, the consigned gold is not included in merchandise inventories on the Consolidated Balance Sheets and, therefore, no related liability has been recorded.

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
Although Finlay Jewelry is in compliance with its financial covenants as of July
29, 2006, as a result of the Federated/May merger and the impact of the merger on our future results of operations, during 2005 Finlay Jewelry amended its financial covenants for 2006 with respect to the Revolving Credit Agreement and the Gold Consignment Agreement. We expect to be in compliance with our amended covenants during the remainder of 2006.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are periodically re-evaluated, as appropriate, and adjustments are made when facts and circumstances dictate a change. However, since future events and their impact cannot be determined with certainty, actual results may differ from our estimates, and such differences could be material to the consolidated financial statements. Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates. A summary of our significant accounting policies and a description of accounting policies that we believe are most critical may be found in the MD&A included in our Form 10-K for the year ended
January 28, 2006.

RECENT ACCOUNTING PRONOUNCEMENT

     In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15,
2006. We are currently evaluating the impact that the adoption of FIN 48 will have on our consolidated financial statements.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
-------------------------------------------------

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

     Readers are cautioned not to unduly rely on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof or to reflect the occurrence of unanticipated events. In addition to the disclosure contained herein, readers should carefully review any disclosure of risks and uncertainties contained in other documents we file or have filed from time to time with the Commission. A complete discussion of forward-looking information and risk factors that may affect our future results, may be found in "Item 1A - Risk Factors", included in our Form 10-K for the year ended January 28, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     INTEREST RATE RISK

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

     In 2006, we entered into forward contracts for the purchase of a portion of our gold in order to hedge the risk of gold price fluctuations. The table below provides information about our derivative financial instruments that are sensitive to gold prices as of July 29, 2006:

                         CONTRACT
                        SETTLEMENT         FINE TROY OUNCES         PREVAILING GOLD          CONTRACT FAIR
    COMMODITY              DATE                OF GOLD              PRICE PER OUNCE           MARKET VALUE
------------------   -----------------   ----------------------   ---------------------   ---------------------

       Gold               7/31/2006             1,000                   $ 637.10               $   637,100
       Gold              12/29/2006             7,300                   $ 652.10               $ 4,760,300
       Gold               1/31/2007             2,000                   $ 655.10               $ 1,310,200

     Based on the amount of sales of gold product, a $10 change in the price of gold may have impacted gross margin by approximately $0.2 million and $0.4 million for the thirteen weeks and twenty-six weeks ended July 29, 2006, respectively.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

     Our management, with the participation of our Chief Executive Officer
("CEO") and Chief Financial Officer ("CFO"), carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act
Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, the CEO and CFO concluded that the design and operation of these disclosure controls and procedures are effective in ensuring that material financial and non-financial information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

     In connection with the preparation of our Form 10-K, as of January 28,
2006, an evaluation was performed under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). In performing this assessment, management concluded that the review, monitoring and analysis of the consolidated statement of cash flows were ineffective, which caused a material weakness as of January 28, 2006. The material weakness related to an error that was made in the classification of the payment of Carlyle's debt assumed upon acquisition as a component of cash flows from operating activities rather than as a component of cash flows from financing activities on the consolidated statement of cash flows. This misclassification was corrected and is reflected properly in the consolidated statement of cash flows for the twenty-six weeks ended July 30, 2005 and for the year ended January 28, 2006.

     We have subsequently implemented enhancements to our internal control over financial reporting to provide reasonable assurance that errors and control deficiencies in our consolidated statement of cash

flows will not recur. These enhancements include improving our review and oversight process relating to internal control over our consolidated statement of cash flows. These enhancements began during the preparation of our Form 10-K for the year ended January 28, 2006 and have continued during 2006. We believe the controls have been effective during the period.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

     Our management, with the participation of our CEO and CFO, also conducted an evaluation of our internal control over financial reporting, as defined in
Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended July 29, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
There have not been any changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Form 10-K for the year ended January 28, 2006, which could materially affect our business, financial condition or future results. There have been no material changes in the risks faced by us as disclosed in our Form 10-K, however, the risks described in our Form 10-K are not the only risks facing our company.
Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

     The following table sets forth information with respect to our repurchases of Common Stock during each month of the second quarter of 2006:

                                                                                       TOTAL NUMBER OF         APPROXIMATE DOLLAR
                                                                                       SHARES PURCHASED       VALUE OF SHARES THAT
                                 TOTAL NUMBER OF           AVERAGE PRICE PAID        AS PART OF PUBLICLY        MAY BE PURCHASED
         PERIOD               SHARES REPURCHASED (1)            PER SHARE            ANNOUNCED PLANS (2)         UNDER THE PLANS
--------------------------    -----------------------    ------------------------    ---------------------    ----------------------

April 30, 2006 -
May 27, 2006                          11,025                     $   9.67                     -                         -

May 28, 2006 -
July 1, 2006                               -                            -                     -                         -

July 2, 2006 -
July 29, 2006                              -                            -                     -                         -

--------------------
(1)  We repurchased 11,025 shares from certain executives for approximately
     $107,000 pursuant to our long-term incentive plan, to satisfy tax withholdings obligations related to the issuance of Common Stock to the executives.

(2)  The Company's stock repurchase program expired on September 30, 2005 and has not been renewed. No shares were repurchased by the Company during the second quarter pursuant to a stock repurchase plan.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of the Stockholders of the Company was held on June 20,
2006. Below are the details of the matters voted upon at the meeting:

     Messrs. David B. Cornstein, John D. Kerin and Arthur E. Reiner were re-elected as directors of the Company to serve a three-year term in the class of directors whose term expires in 2009. Such members have been elected to serve until the expiration of their respective terms of office and until their successors are duly elected and qualified. At such meeting, votes were cast as follows:

                                                        VOTES WITHHELD
                                       VOTES FOR          OR AGAINST
                                   -----------------  -----------------
        David B. Cornstein             6,770,819           1,165,185
        John D. Kerin                  6,729,508           1,206,496
        Arthur E. Reiner               6,766,446           1,169,558

     Messrs. Rohit M. Desai, Michael Goldstein, Richard E. Kroon, Norman S.
Matthews, Thomas M. Murnane and Ms. Ellen R. Levine continued to serve as members of the Board of Directors after the meeting. However, effective August
3, 2006, Richard E. Kroon resigned from the Board of Directors. No one has been appointed to fill the vacancy created by Mr. Kroon's resignation.

     In May 2006, the Board of Directors of the Company, adopted, subject to stockholder approval, an amendment to the 1997 Long-Term Incentive Plan (the
"1997 Plan") to increase by 275,000 the number of shares of the Company's Common
Stock available for issuance thereunder.

     The proposal to approve an amendment to the 1997 Plan to increase by
275,000 the number of shares of the Company's Common Stock available for issuance thereunder, was passed with 5,244,353 votes in favor, 1,752,989 votes against and 605 votes abstaining.

ITEM 6. EXHIBITS

EXHIBIT NO.       DESCRIPTION
-----------       -----------

2.1               Agreement and Plan of Merger, dated May 19, 2005, by and among
                  Finlay Fine Jewelry Corporation, FFJ Acquisition Corp.,
                  Carlyle & Co. Jewelers, certain stockholders of Carlyle & Co.
                  Jewelers and Russell L. Cohen (as stockholders' agent)
                  (incorporated by reference to Exhibit 2.1 to the Company's
                  Current Report on Form 8-K filed May 25, 2005).

3.1               Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on
                  Form 10-K for the year ended January 28, 1995).

3.2(a)            Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on
                  Form 10-K for the year ended February 1, 2003).

3.2(b)            Second Amendment, dated as of September 10, 2003, to the
                  Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on
                  Form 10-Q for the quarter ended November 1, 2003).

10.1              Amendment to the Finlay Enterprises, Inc. 1997 Long Term
                  Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 26, 2006).

31.1              Certification of principal executive officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

31.2              Certification of principal financial officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

32.1              Certification of principal executive officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

32.2              Certification of principal financial officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 7, 2006                FINLAY ENTERPRISES, INC.

                                       By: /s/ Bruce E. Zurlnick
                                           -------------------------------------
                                           Bruce E. Zurlnick
                                           Senior Vice President, Treasurer
                                           and Chief Financial Officer
                                           (As both a duly authorized officer of
                                           Registrant and as principal financial
                                           officer of Registrant)

