Form 10-Q
period 2006-10-28
FINLAY ENTERPRISES INC /DE
filed 2006-12-07
CIK 878731

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the quarterly period ended October 28, 2006

                                       or

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

                    Yes [_]                       No [X]

As of December 1, 2006, there were 9,110,402 shares of common stock, par value
$.01 per share, of the registrant outstanding.

================================================================================

                            FINLAY ENTERPRISES, INC.

                                    FORM 10-Q

                     QUARTERLY PERIOD ENDED OCTOBER 28, 2006

                                      INDEX

                                                                         PAGE(S)
                                                                         -------
PART I - FINANCIAL INFORMATION

   Item 1.    Consolidated Financial Statements (Unaudited)

              Consolidated Statements of Operations for the thirteen
              weeks and thirty-nine weeks ended October 28, 2006 and
              October 29, 2005...................................              2

              Consolidated Balance Sheets as of October 28, 2006 and
              January 28, 2006........................................         4

              Consolidated Statements of Changes in Stockholders'
              Equity and Comprehensive Income (Loss) for the year
              ended January 28, 2006 and the thirty-nine weeks ended
              October 28, 2006........................................         5

              Consolidated Statements of Cash Flows for the
              thirty-nine weeks ended October 28, 2006 and October 29,
              2005 (as restated)......................................         6

              Notes to Consolidated Financial Statements..............         7

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................        25

   Item 3.    Quantitative and Qualitative Disclosures about Market
              Risk....................................................        42

   Item 4.    Controls and Procedures.................................        43

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION
   ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                            THIRTEEN WEEKS ENDED
                                                         -------------------------
                                                         OCTOBER 28,   OCTOBER 29,
                                                             2006          2005
                                                         -----------   -----------

Sales ................................................    $  148,271    $  140,575
Cost of sales ........................................        78,828        71,690
                                                          ----------    ----------
   Gross margin ......................................        69,443        68,885
Selling, general and administrative expenses .........        72,688        71,149
Depreciation and amortization ........................         4,110         3,979
                                                          ----------    ----------
   Loss from operations ..............................        (7,355)       (6,243)
Interest expense, net ................................         6,131         6,042
Other expense ........................................            --            79
                                                          ----------    ----------
   Loss from continuing operations before income taxes       (13,486)      (12,364)
Benefit for income taxes .............................        (5,327)       (5,038)
                                                          ----------    ----------
   Loss from continuing operations ...................        (8,159)       (7,326)
Discontinued operations, net of tax ..................           253           452
                                                          ----------    ----------
   Net loss ..........................................    $   (7,906)   $   (6,874)
                                                          ==========    ==========
 Net loss per share applicable to common shares -
   Basic and Diluted:
   Loss from continuing operations ...................    $    (0.90)   $    (0.82)
                                                          ==========    ==========
   Discontinued operations, net of tax ...............    $     0.03    $     0.05
                                                          ==========    ==========
   Net loss ..........................................    $    (0.87)   $    (0.77)
                                                          ==========    ==========
 Weighted average shares outstanding -
   Basic and Diluted ...........................           9,027,462     8,981,710
                                                          ==========    ==========

   The accompanying notes are an integral part of these consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                THIRTY-NINE WEEKS ENDED
                                                               -------------------------
                                                               OCTOBER 28,   OCTOBER 29,
                                                                   2006          2005
                                                               -----------   -----------

Sales.......................................................    $  470,413   $  431,030
Cost of sales...............................................       245,103      217,537
                                                                ----------   ----------
   Gross margin.............................................       225,310      213,493
Selling, general and administrative expenses................       226,662      214,133
Depreciation and amortization...............................        11,887       11,178
Impairment of goodwill......................................           --        77,288
                                                                ----------   ----------
   Loss from operations.....................................       (13,239)     (89,106)
Interest expense, net.......................................        17,079       16,392
Other expense...............................................           --            79
                                                                ----------   ----------
   Loss from continuing operations before income taxes......       (30,318)    (105,577)
Benefit for income taxes....................................       (11,976)     (15,896)
                                                                ----------   ----------
   Loss from continuing operations..........................       (18,342)     (89,681)
Discontinued operations, net of tax.........................         6,573        5,200
                                                                ----------   ----------
   Net loss.................................................    $  (11,769)  $  (84,481)
                                                                ==========   ==========
 Net loss per share applicable to common shares -
   Basic and Diluted:
   Loss from continuing operations..........................    $    (2.04)  $    (9.99)
                                                                ==========   ==========
   Discontinued operations, net of tax......................    $     0.73   $     0.58
                                                                ==========   ==========
   Net loss.................................................    $    (1.31)  $    (9.41)
                                                                ==========   ==========
Weighted average shares outstanding -
   Basic and Diluted........................................     9,009,508    8,980,258
                                                                ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                   OCTOBER 28,   JANUARY 28,
                                                                                       2006          2006
                                                                                   -----------   -----------

                                     ASSETS
Current assets:
   Cash and cash equivalents ...................................................    $   2,709     $ 28,191
   Accounts receivable .........................................................       31,029       39,034
   Other receivables ...........................................................       49,530       43,203
   Merchandise inventories .....................................................      363,769      331,757
   Prepaid expenses and other ..................................................        6,033        4,232
                                                                                    ---------     --------
      Total current assets .....................................................      453,070      446,417
                                                                                    ---------     --------
Fixed assets:
   Building, equipment, fixtures and leasehold improvements ....................      108,470      116,267
   Less - accumulated depreciation and amortization ............................       53,563       55,903
                                                                                    ---------     --------
      Fixed assets, net ........................................................       54,907       60,364
Deferred charges and other assets, net .........................................       11,665       14,701
                                                                                    ---------     --------
      Total assets .............................................................    $ 519,642     $521,482
                                                                                    =========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term borrowings .......................................................    $  67,838     $     --
   Accounts payable - trade ....................................................       70,770      111,452
   Accrued liabilities:
      Accrued salaries and benefits ............................................       13,699       17,139
      Accrued miscellaneous taxes ..............................................        6,479        7,869
      Accrued interest .........................................................        7,481        3,031
      Deferred income ..........................................................        5,307        7,543
      Deferred income taxes ....................................................       12,091       12,426
      Other ....................................................................       15,925       13,831
   Income taxes payable ........................................................        4,568       20,770
                                                                                    ---------     --------
      Total current liabilities ................................................      204,158      194,061
Long-term debt .................................................................      200,000      200,000
Deferred income taxes ..........................................................        8,580       10,171
Other non-current liabilities ..................................................          905          965
                                                                                    ---------     --------
      Total liabilities ........................................................      413,643      405,197
                                                                                    ---------     --------
Commitments and contingencies (Note 11)
Stockholders' equity:
   Common Stock, par value $.01 per share; authorized 25,000,000 shares;
      issued 11,336,121 and 11,214,614 shares, at October 28, 2006 and
      January 28, 2006, respectively ...........................................          113          112
   Additional paid-in capital ..................................................       92,859       92,505
   Retained earnings ...........................................................       40,527       52,296
   Unamortized restricted stock compensation ...................................           --       (1,593)
   Accumulated other comprehensive income ......................................           86          364
   Less treasury stock of 2,227,319 and 2,207,904 shares, at October 28, 2006
      and January 28, 2006, respectively, at cost ..............................      (27,586)     (27,399)
                                                                                    ---------     --------
      Total stockholders' equity ...............................................      105,999      116,285
                                                                                    ---------     --------
      Total liabilities and stockholders' equity ...............................    $ 519,642     $521,482
                                                                                    =========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                ACCUMULATED
                                                                                   OTHER
                                                                               COMPREHENSIVE
                                                                               INCOME (LOSS)
                                                                                    AND
                                       COMMON STOCK     ADDITIONAL              UNAMORTIZED
                                    ------------------       I                  RESTRICTED                  TOTAL
                                      NUMBER              PAID-IN   RETAINED       STOCK      TREASURY  STOCKHOLDERS'  COMPREHENSIVE
                                    OF SHARES   AMOUNT    CAPITAL   EARNINGS   COMPENSATION     STOCK      EQUITY           LOSS
                                    ---------   ------  ----------  --------   -------------  --------  -------------  -------------

Balance, January 29, 2005 ......... 8,989,377    $112     $90,048   $108,032      $(1,612)    $(27,399)    $169,181
   Net loss .......................        --      --          --    (55,736)          --           --      (55,736)     $(55,736)
   Change in fair value of gold
   forward contracts, net of tax ..        --      --          --         --          476           --          476           476
                                                                                                                         --------
   Comprehensive loss .............                                                                                      $(55,260)
                                                                                                                         ========
   Exercise of stock options and
      related tax benefit .........    17,333      --         209         --           --           --          209
   Issuance of restricted stock
      and restricted stock units ..        --      --       2,248         --       (1,309)          --          939
   Amortization of restricted stock
      compensation and restricted
      stock units .................        --      --          --         --        1,216           --        1,216
                                    ---------    ----     -------   --------      -------     --------     --------
Balance, January 28, 2006 ......... 9,006,710     112      92,505     52,296       (1,229)     (27,399)     116,285
   Net loss .......................        --      --          --    (11,769)          --           --      (11,769)     $(11,769)
   Change in fair value of gold
      forward contracts, net of
      tax .........................        --      --          --         --         (278)          --         (278)         (278)
   Comprehensive loss .............                                                                                      --------
   Issuance of common stock .......   120,507       1          --         --           --                                $(12,047)
   Reversal of unamortized                                                                                               ========
      restricted stock
      compensation ................        --      --      (1,593)        --        1,593           --            1
   Exercise of stock options and
      related tax benefit .........     1,000      --           8         --           --           --           --
   Stock options expense ..........        --      --          95         --           --           --            8
   Issuance of restricted stock                                                        --           --           95
      and restricted stock units ..        --      --         771         --           --           --          771
   Amortization of restricted stock
      compensation and restricted
      stock units .................        --      --       1,073         --           --           --        1,073
   Purchase of treasury stock
      (Note 7) ....................   (19,415)     --          --         --           --         (187)        (187)
                                    ---------    ----     -------   --------      -------     --------     --------
Balance, October 28, 2006 ......... 9,108,802    $113     $92,859   $ 40,527      $    86     $(27,586)    $105,999
                                    =========    ====     =======   ========      =======     ========     ========

   The accompanying notes are an integral part of these consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  THIRTY-NINE WEEKS ENDED
                                                                               ----------------------------
                                                                                               OCTOBER 29,
                                                                                                  2005
                                                                               OCTOBER 28,   (AS RESTATED -
                                                                                  2006          NOTE 16)
                                                                               -----------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss ................................................................    $ (11,769)     $ (84,481)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
   Impairment of goodwill ..................................................           --         77,288
   Depreciation and amortization ...........................................       14,378         13,651
   Loss on disposal of fixed assets ........................................        3,548            151
   Amortization of deferred financing costs ................................          918            938
   Amortization of restricted stock compensation and
      restricted stock units ...............................................        1,073            889
   Deferred income tax provision ...........................................       (1,926)        (4,171)
   Other, net ..............................................................         (148)            19
   Changes in operating assets and liabilities, net of effects from purchase of Carlyle relating to 2005 (Note 12):
      (Increase) decrease in accounts and other receivables ................        1,678        (42,796)
      Increase in merchandise inventories ..................................      (32,012)       (43,494)
      Increase in prepaid expenses and other ...............................       (1,801)          (493)
      Decrease in accounts payable and accrued liabilities .................      (71,369)       (58,901)
                                                                                ---------      ---------
        NET CASH USED IN OPERATING ACTIVITIES ..............................      (97,430)      (141,400)
                                                                                               ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of equipment, fixtures and leasehold improvements .............       (9,881)        (9,882)
   Acquisition of Carlyle, net of cash acquired ............................           --        (28,714)
                                                                                ---------      ---------
        NET CASH USED IN INVESTING ACTIVITIES ..............................       (9,881)       (38,596)
                                                                                ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from revolving credit facility .................................      530,577        540,335
   Principal payments on revolving credit facility .........................     (462,739)      (407,212)
   Payment of Carlyle debt assumed upon acquisition ........................           --        (17,137)
   Capitalized financing costs .............................................          (99)          (311)
   Purchase of treasury stock ..............................................         (187)            --
   Bank overdraft ..........................................................       14,269          2,272
   Stock options exercised .................................................            8            146
                                                                                ---------      ---------
         NET CASH PROVIDED FROM FINANCING ACTIVITIES .......................       81,829        118,093
                                                                                ---------      ---------
         DECREASE IN CASH AND CASH EQUIVALENTS .............................      (25,482)       (61,903)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .............................       28,191         64,443
                                                                                ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...................................    $   2,709      $   2,540
                                                                                =========      =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Interest paid ........................................................    $  12,123      $  12,495
                                                                                =========      =========
      Income taxes paid ....................................................    $  10,321      $   7,034
                                                                                =========      =========
   SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
      Tax benefit from exercise of stock options ...........................    $      --      $      63
                                                                                =========      =========
      Restricted stock units issuance costs accrued not yet paid ...........    $     514      $     546
                                                                                =========      =========
      Accrual for purchases of fixed assets ................................    $   2,756      $   2,285
                                                                                =========      =========

  The accompanying notes are an integral part of these consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF ACCOUNTING AND PRESENTATION

     The accompanying unaudited consolidated financial statements of Finlay
Enterprises, Inc. (the "Company," the "Registrant," "we," "us" and "our"), and
our wholly-owned subsidiary, Finlay Fine Jewelry Corporation and its wholly-owned subsidiaries ("Finlay Jewelry"), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. References to "Finlay" mean collectively, the
Company and Finlay Jewelry. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of October 28, 2006, and our results of operations for the thirteen weeks and thirty-nine weeks ended October 28, 2006 and October 29, 2005 and cash flows for the thirty-nine weeks ended October 28,
2006 and October 29, 2005. Due to the seasonal nature of our business, results for interim periods are not indicative of annual results. The unaudited consolidated financial statements have been prepared on a basis consistent with that of the audited consolidated financial statements as of January 28, 2006 referred to below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and
Exchange Commission (the "Commission").

     These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our
Annual Report on Form 10-K for the fiscal year ended January 28, 2006 ("Form
10-K") previously filed with the Commission.

     As a result of the consolidation of our host stores and the loss of certain host store license agreements, we are not projecting to be in compliance with our financial covenants after February 3, 2007. We are currently in the process of negotiating an amendment to our revolving credit agreement with General
Electric Capital Corporation ("GECC") and certain other lenders (the "Revolving
Credit Agreement") to eliminate the majority of the financial covenants. There can be no assurances that the Revolving Credit Agreement will be amended. See
Note 5 for information regarding the Revolving Credit Agreement.

     As a result of the store closings associated with the Federated Department
Stores, Inc. ("Federated") and The May Department Stores Company ("May") merger, the results of operations for the 194 departments that have either been divested or phased into the Macy's East or Macy's West divisions, which are Federated divisions in which we have not historically operated the fine jewelry departments, during the first half of 2006 have been segregated from those of continuing operations, net of tax, and classified as discontinued operations for the thirteen weeks and thirty-nine weeks ended October 28, 2006 and October 29,
2005, respectively. Unless otherwise indicated, the following discussion relates to our continuing operations. See Note 14 for additional information regarding discontinued operations.

     Our fiscal year ends on the Saturday closest to January 31. References to
2006 and 2005 relate to the fiscal years ending February 3, 2007 and January 28,
2006, respectively. The fiscal year ending February 3, 2007 includes 53 weeks.

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

     The cost to us of gold merchandise sold on consignment, which typically varies with the price of gold, is not fixed until the merchandise is sold. We, at times, enter into forward contracts based upon the anticipated sales of gold product in order to hedge against the risk of gold price fluctuations. Such contracts typically have durations ranging from one to nine months. At both
October 28, 2006 and January 28, 2006, we had several open positions in gold forward contracts totaling 12,000 fine troy ounces and 10,000 fine troy ounces, respectively, to purchase gold for $7.2 million and $5.1 million, respectively.
The fair value of gold under such contracts was $7.3 million and $5.7 million at
October 28, 2006 and January 28, 2006, respectively.

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

     As of October 28, 2006 and January 28, 2006, deferred vendor allowances totaled (i) $7.4 million and $11.1 million, respectively, for owned merchandise, which allowances are included as an offset to merchandise inventories on the
Consolidated Balance Sheets, and (ii) $5.3 million and $7.5 million, respectively, for merchandise received on consignment, which allowances are included as deferred

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

     We designate our derivative instruments, consisting of gold forward contracts, as cash flow hedges. For derivative instruments designated as cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income, a separate component of stockholders' equity, and is reclassified into cost of sales when the offsetting effects of the hedged transaction impact earnings. Changes in the fair value of the derivative attributable to hedge ineffectiveness are recorded in earnings immediately. At both October 28, 2006 and January 28, 2006, the fair value of the gold forward contracts resulted in the recognition of an asset of
$0.1 million and $0.6 million, respectively. The amount recorded in accumulated other comprehensive income at October 28, 2006 of $0.1 million, net of tax, is expected to be reclassified into earnings during the remainder of 2006. The amount recorded in accumulated other comprehensive income at January 28, 2006 of
$0.4 million, net of tax, was reclassified into earnings in the first quarter of
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

     NET INCOME (LOSS) PER SHARE: Net income (loss) per share has been computed in accordance with SFAS No. 128, "Earnings per Share". Basic and diluted net income (loss) per share were calculated using the weighted average number of shares outstanding during each period, with options to purchase common stock, par value $0.01 per share ("Common Stock"), restricted stock and restricted stock units, included in diluted net income (loss) per share, using the treasury stock method, to the extent that such options, restricted stock and restricted stock units were dilutive. As we had a loss from continuing operations for the thirteen weeks and thirty-nine weeks ended October 28, 2006 and October 29,
2005, the stock options, restricted stock and restricted stock units are not considered in the calculation of diluted net income (loss) per share due to their anti-dilutive effect. As a result, the weighted average number of shares outstanding used for both the basic and diluted net income (loss) per share calculations was the same. Total stock options, restricted stock and restricted stock units outstanding were 1,538,889 and 1,411,094 at October 28, 2006 and
October 29, 2005, respectively, at prices ranging from $7.05 to $24.31 per share in each period. For the thirty-nine weeks ended October 28, 2006 and October 29,
2005, all of the stock options, restricted stock and restricted stock units were excluded from the computation of diluted earnings per share as they were antidilutive.

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

     DISCONTINUED OPERATIONS: We account for closing stores as discontinued
operations when the operations and cash flows of a store being disposed of are eliminated from on-going operations and we do not have any significant continuing involvement in its operations. In reaching the determination as to whether the cash flows of a store will be eliminated from ongoing operations, we consider whether it is likely that customers will migrate to similar stores in the same geographic market and our consideration includes an evaluation of the proximity to the disposed store.

     NEW ACCOUNTING PRONOUNCEMENTS: In July 2006, the Financial Accounting
Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for
Uncertainty in Income Taxes" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). FIN 48
provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact that the adoption of FIN 48 will have on our consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements"
("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No.
157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after
November 15, 2007. We are currently in the process of assessing the impact the adoption of SFAS No. 157 will have on our consolidated financial statements.

     In September 2006, the Commission issued Staff Accounting Bulletin No. 108,
"Considering the Effects of Prior Year Misstatements when Quantifying
Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108
provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both an income statement ("rollover") and balance sheet
("iron curtain") approach and to evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach not previously applied, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, a cumulative effect adjustment is recorded in opening retained earnings as of the beginning of the fiscal year of adoption. SAB No. 108 is effective for fiscal years ending on or after November
15, 2006. We are currently in the process of assessing the impact the adoption of SAB No. 108 will have on our consolidated financial statements.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - DESCRIPTION OF BUSINESS

     We conduct business through our wholly-owned subsidiary, Finlay Fine
Jewelry Corporation. We are a retailer of fine jewelry products and primarily operate licensed fine jewelry departments in department stores throughout the
United States. Additionally, through Carlyle & Co. Jewelers and its subsidiaries
("Carlyle") as of October 28, 2006, we operate 34 specialty jewelry stores
(since May 2005) in nine states under the Carlyle & Co., J.E. Caldwell & Co. and
Park Promenade trade names. Due to the seasonality of the retail jewelry industry, the fourth quarter of 2005 accounted for approximately 43% of our sales. During 2005, store groups owned by Federated and those stores previously owned by May accounted for 67% of our sales.

NOTE 4 - MERCHANDISE INVENTORIES

     Merchandise inventories consisted of the following:

                                                            OCTOBER 28,   JANUARY 28,
                                                               2006          2006
                                                            -----------   -----------
                                                                  (IN THOUSANDS)

Jewelry goods - rings, watches and other fine jewelry
   (first-in, first-out ("FIFO")  basis).................     $388,439      $353,009
Less: Excess of FIFO cost over LIFO inventory value......       24,670        21,252
                                                              --------      --------
                                                              $363,769      $331,757
                                                              ========      ========

     We determine our LIFO inventory value by utilizing internally developed indices. During the thirteen weeks ended October 28, 2006 and October 29, 2005, we recorded LIFO charges totaling $1.5 million and $0.3 million, respectively.
During the thirty-nine weeks ended October 28, 2006 and October 29, 2005, we recorded LIFO charges totaling $3.4 million and $1.2 million, respectively.

     Approximately $308.3 million and $328.4 million at October 28, 2006 and
January 28, 2006, respectively, of merchandise received on consignment is not included in merchandise inventories and accounts payable-trade in the accompanying Consolidated Balance Sheets.

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

     In July 2005, Finlay Jewelry further amended the Gold Consignment Agreement to, among other things, extend the maturity date to October 31, 2007 (October
31, 2008 should our revolving credit agreement be extended on terms acceptable to the gold consignor) and to establish new financial covenants (including minimum earnings and fixed charge coverage ratio requirements and certain maximum debt limitations). The Gold Consignment Agreement permits Finlay Jewelry to consign up to the lesser of (i) 165,000 fine troy ounces or (ii) $50.0 million worth of gold, subject to a formula as prescribed by the Gold
Consignment Agreement. At October 28, 2006 and January 28, 2006, amounts outstanding under the Gold Consignment Agreement totaled 82,822 and 89,103 fine troy ounces, respectively, valued at approximately $49.4 million and $50.0 million, respectively. In the event this Agreement is terminated, Finlay Jewelry will be required to return the gold or purchase the outstanding gold at the prevailing gold rate in effect on that date. For financial statement purposes, the Gold Consignment Agreement is an off-balance sheet arrangement. As such, the consigned gold is not included in merchandise inventories on our Consolidated
Balance Sheets and, therefore, no related liability has,

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - MERCHANDISE INVENTORIES (CONTINUED)

been recorded. Additionally, Finlay Jewelry makes cash advances to certain vendors for the cost of the non-gold portion of the gold consignment merchandise. As of October 28, 2006 and January 28, 2006, these advances totaled
$31.1 million and $30.6 million, respectively, and are recorded in other receivables on our Consolidated Balance Sheets. See Note 17 for information regarding the termination of the Gold Consignment Agreement.

     Under the Gold Consignment Agreement, Finlay Jewelry is required to pay a daily consignment fee on the dollar equivalent of the fine gold value of the ounces of gold consigned thereunder. The daily consignment fee as of both
October 28, 2006 and January 28, 2006 was approximately 3.0%. In addition,
Finlay Jewelry is required to pay a fee of 0.5% if the amount of gold consigned has a value equal to or less than $12.0 million. Consignment fees for both the thirteen weeks ended October 28, 2006 and October 29, 2005, were $0.3 million.
Consignment fees for the thirty-nine weeks ended October 28, 2006 and October
29, 2005, were $1.0 million and $0.8 million, respectively. Consignment fees are reflected in cost of sales in the accompanying Consolidated Statements of
Operations.

     In conjunction with the Gold Consignment Agreement, Finlay Jewelry granted the gold consignor a first priority perfected lien on, and a security interest in, specified gold jewelry of participating vendors approved under the Gold
Consignment Agreement as well as a lien on the proceeds and products of such jewelry subject to the terms of an intercreditor agreement between the gold consignor and GECC.

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
Although Finlay Jewelry is in compliance with its financial covenants as of
October 28, 2006, as a result of the Federated/May merger and the impact of the merger on our future results of operations, during 2005 Finlay Jewelry amended its financial covenants for 2006 with respect to the Gold Consignment Agreement.
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

NOTE 5 - SHORT AND LONG-TERM DEBT

     Our Revolving Credit Agreement, which matures in January 2008, provides
Finlay Jewelry with a senior secured revolving line of credit up to $225.0 million (the "Revolving Credit Facility"). At October 28, 2006, $67.8 million was outstanding under this facility, at which point the available borrowings were $145.5 million, after adjusting for letters of credit described below. The average amounts outstanding under the Revolving Credit Agreement were $60.5 million and $75.6 million for the thirty-nine weeks ended October 28, 2006 and
October 29, 2005, respectively. The maximum amount outstanding for the thirty-nine weeks ended October 28, 2006 was $85.4 million, at which point the available borrowings were an additional $127.9 million, after adjusting for letters of credit described below. Amounts outstanding under the Revolving
Credit Agreement bear interest at a rate equal to, at our option, (i) the prime rate plus a margin ranging from zero to 1.0% or (ii) the adjusted Eurodollar rate plus a margin ranging from 1.0% to 2.0%, in each

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - SHORT AND LONG-TERM DEBT (CONTINUED)

case depending on our financial performance. The weighted average interest rate was 7.5% and 5.6% for the thirty-nine weeks ended October 28, 2006 and October
29, 2005, respectively.

     At October 28, 2006 and January 28, 2006, we had letters of credit outstanding totaling $11.7 million and $10.9 million, respectively, which guarantee various trade activities. The contract amounts of the letters of credit approximate their fair value.

     The Revolving Credit Agreement contains customary covenants, including limitations on, or relating to capital expenditures, liens, indebtedness, investments, mergers, acquisitions, affiliate transactions, management compensation and the payment of dividends and other restricted payments. The
Revolving Credit Agreement also contains various financial covenants, including minimum earnings and fixed charge coverage ratio requirements and certain maximum debt limitations. Although Finlay Jewelry is in compliance with its financial covenants as of October 28, 2006, as a result of the Federated/May merger and the impact of the merger on our future results of operations, during
2005 Finlay Jewelry amended its financial covenants for 2006 with respect to the
Revolving Credit Agreement. We believe we will be in compliance with our amended financial covenants during the remainder of 2006. Because compliance is based, in part, on management's estimates and actual results can differ from those estimates, there can be no assurance that we will be in compliance with those covenants in the future or that our lenders will waive or amend any of the covenants should we be in violation thereof. We are currently in the process of negotiating an amendment to the Revolving Credit Agreement to eliminate the majority of the financial covenants. There can be no assurances that the
Revolving Credit Agreement will be amended.

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

     The indenture governing the Senior Notes contains restrictions relating to, among other things, the payment of dividends, redemptions or repurchases of capital stock, the incurrence of additional indebtedness, the making of certain investments, the creation of certain liens, the sale of certain assets, entering into transactions with affiliates, engaging in mergers and consolidations and the transfer of all or substantially all assets. Finlay Jewelry was in compliance with all of its covenants as of and for the thirty-

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - SHORT AND LONG-TERM DEBT (CONTINUED)

nine weeks ended October 28, 2006. We believe we will be in compliance with our covenants for the next twelve months.

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

     Our operating leases consist primarily of office space rentals and the
Carlyle retail store locations, which leases expire on various dates through
2019. Additionally, certain of the Carlyle leases require payment of contingent rent based on a percentage of store sales in excess of a specified threshold.
The department store license agreements provide for the payment of fees based on sales (i.e., contingent fees in the table below). License fees and lease expense included in SG&A are as follows (in thousands):

                              THIRTEEN WEEKS ENDED      THIRTY-NINE WEEKS ENDED
                           -------------------------   -------------------------
                           OCTOBER 28,   OCTOBER 29,   OCTOBER 28,   OCTOBER 29,
                              2006          2005          2006          2005
                           -----------   -----------   -----------   -----------
                                (IN THOUSANDS)              (IN THOUSANDS)
Minimum fees ...........     $ 1,948       $ 1,816       $ 5,622       $ 3,773
Contingent fees.........      21,753        20,889        69,887        67,299
                             -------       -------       -------       -------
   Total ...............     $23,701       $22,705       $75,509       $71,072
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

     In August 2003, an executive officer of the Company was issued Common Stock subject to restrictions ("Restricted Stock") in the amount of 50,000 shares, pursuant to a restricted stock agreement. Fifty percent of the Restricted Stock became fully vested on January 29, 2005, and was accounted for as a component of stockholders' equity. Compensation expense of approximately $0.4 million has been amortized over the vesting period. The remaining 50% of the Restricted
Stock becomes fully vested on June 30, 2007 and has been accounted for as a component of stockholders' equity. Compensation expense of approximately $0.4 million is being amortized over the vesting period. Amortization for each of the thirteen week periods ended October 28, 2006 and October 29, 2005 totaled approximately $25,000. Amortization for each of the thirty-nine week periods ended October 28, 2006 and October 29, 2005 totaled approximately $75,000.

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
However, such shares are not considered outstanding. Compensation expense of approximately $0.5 million is being amortized over four years. Amortization for each of the thirteen week periods ended October 28, 2006 and October 29, 2005 totaled approximately $30,000. Amortization for each of the thirty-nine week periods ended October 28, 2006 and October 29, 2005 totaled approximately
$90,000.

     In April 2004, certain executives of the Company were awarded a total of
32,500 shares of Restricted Stock, pursuant to restricted stock agreements. The
Restricted Stock became fully vested in April 2006 and was accounted for as a component of stockholders' equity. Compensation expense of approximately $0.6 million has been amortized over two years. Amortization for the thirty-nine weeks ended October 28, 2006 totaled approximately $79,000. Amortization for the thirteen weeks and thirty-nine weeks ended October 29, 2005 totaled approximately $79,000 and $236,000, respectively. In May 2006, 32,500 shares of
Common Stock were issued to these executives.

     In April 2005, certain executives of the Company were awarded a total of
48,300 shares of Restricted Stock, pursuant to restricted stock agreements. The
Restricted Stock becomes fully vested after three years of continuous employment with the Company and is accounted for as a component of stockholders' equity.
However, such shares are not considered outstanding. Compensation expense of approximately $0.6 million is being amortized over three years. Amortization for each of the thirteen week periods ended October 28, 2006 and October 29, 2005 totaled approximately $47,000. Amortization for the thirty-nine weeks ended
October 28, 2006 and October 29, 2005 totaled approximately $141,000 and
$94,000, respectively.

     Commencing in February 2005, an executive officer of the Company became entitled to receive stock incentive compensation based on the attainment of financial objectives established by senior management and approved by the Board of Directors. Pursuant to his employment contract, the maximum amount of stock incentive compensation payable in any fiscal year is equal to the number of restricted shares of Common Stock having an aggregate value nearest to $400,000 with the actual amount to be based on whether specified financial results are met for each fiscal year, except that for 2006, the maximum aggregate value is
$200,000. Compensation expense related to his 2005 stock incentive compensation totaled $0.2 million and, in April 2006, 21,594 shares of Common Stock were issued. Compensation expense related to the 2006 stock incentive totaled approximately $50,000 and $150,000, respectively, for the thirteen weeks and thirty-nine weeks ended October 28, 2006.

     Additionally, for each fiscal year during the employment term, the executive officer is eligible to receive Restricted Stock having an aggregate value nearest to $500,000, subject to the terms of the employment agreement. The
Restricted Stock becomes fully vested after two years of continuous employment with the Company and is accounted for as a component of stockholders' equity. In
February 2006, 54,437 shares were issued to the executive officer and compensation expense is being recognized ratably over the vesting period of two years. Compensation expense for the thirteen weeks and thirty-nine weeks ended
October 28, 2006 totaled approximately $62,000 and $187,000, respectively.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCK-BASED COMPENSATION

     Effective January 29, 2006, we began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R"), as
interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 29, 2006,
we had accounted for stock options according to the provisions of Accounting
Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to
Employees", and related interpretations, under which no compensation expense was recorded for awards granted without intrinsic value. We adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, have not retroactively adjusted results from prior periods. Under this method, compensation cost recorded for stock options during the thirteen weeks and thirty-nine weeks ended October 28, 2006 includes amortization of the remaining unvested portion of the stock option awards granted prior to January
29, 2006, based on the estimated fair value. Moreover, in accordance with the provisions of SFAS No. 123R, we reversed the balance in deferred compensation to additional paid-in-capital on our Consolidated Balance Sheets upon adoption of
SFAS No. 123R.

     Stock options outstanding under our stock incentive plans have typically been granted at prices which are equal to the market value of our stock on the date of grant, generally vest over five years and expire no later than ten years after the grant date. Effective January 29, 2006, we began recognizing compensation expense ratably over the vesting period.

     Prior to the adoption of SFAS No. 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash flows on our
Consolidated Statements of Cash Flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised be classified as financing cash flows. For the thirty-nine weeks ended October 28, 2006, excess tax benefits realized from the exercise of stock options were insignificant.

     During the thirteen weeks and thirty-nine weeks ended October 28, 2006, we recognized approximately $24,000 and $95,000, respectively, in share-based compensation expense. The grant date fair value was calculated using the
Black-Scholes option valuation model. No compensation expense was recognized prior to January 29, 2006. Had compensation expense for our share-based plans been determined consistent with SFAS No. 123R during 2005, our net loss and net loss per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

                                                              THIRTEEN     THIRTY-NINE
                                                             WEEKS ENDED   WEEKS ENDED
                                                             OCTOBER 29,   OCTOBER 29,
                                                                2005          2005
                                                             -----------   -----------

Reported net loss ........................................     $(6,874)     $(84,481)
Add: Stock-based employee compensation expense
   determined under the fair value method, net of tax.....        (142)         (538)
Deduct: Stock-based employee compensation expense
   included in reported net loss, net of tax..............         107           434
                                                               -------      --------
Pro forma net loss........................................     $(6,909)     $(84,585)
                                                               =======      ========
BASIC AND DILUTED NET LOSS PER SHARE:
Reported net loss per share...............................     $ (0.77)     $  (9.41)
                                                               =======      ========
Pro forma net loss per share .............................     $ (0.77)     $  (9.42)
                                                               =======      ========

     The fair value of options granted in 2005 was estimated using the
Black-Scholes option pricing model based on the weighted average market price at the grant date of $13.12 and the following weighted

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCK-BASED COMPENSATION (CONTINUED)

average assumptions: risk free interest rate of 4.20%, expected life of seven years, expected dividend rate of 0% and volatility of 59.45%. The weighted average fair value of options granted in 2005 was $4.64.

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

     There were no options granted during the thirteen weeks and thirty-nine weeks ended October 28, 2006.

     The following table summarizes the changes in stock options outstanding during the thirty-nine weeks ended October 28, 2006:

                                             OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                         ----------------------------------------------------------  ---------------------------------------------
                                          WTD. AVG.                    AGGREGATE                                      AGGREGATE
                            NUMBER        REMAINING     WTD. AVG.      INTRINSIC        NUMBER        AVERAGE         INTRINSIC
                         OUTSTANDING  CONTRACTUAL LIFE  EX. PRICE  VALUE (000'S)(1)  EXERCISABLE  EXERCISE PRICE  VALUE (000'S)(1)
                         -----------  ----------------  ---------  ----------------  -----------  --------------  ----------------

Balance at
January 28, 2006 ......   1,068,634         3.20          $12.11         $563         1,029,634       $12.28            $475
Granted ...............          --           --              --           --                --           --              --
Exercised .............      (1,000)          --            8.25            2            (1,000)        8.25               2
Vested ................          --           --              --           --            39,000         7.05              --
Forfeited .............     (22,800)          --           12.46           --           (22,800)       12.46              --
                          ---------         ----          ------         ----         ---------       ------            ----
Balance at
October 28, 2006 ......   1,044,834         2.46          $12.10         $ 10         1,044,834       $12.10            $ 10
                          =========         ====          ======         ====         =========       ======            ====

----------
(1)  The aggregate intrinsic values in the table above are based on the closing price of our Common Stock as of the last business day of the periods ended
     January 28, 2006 and October 28, 2006, which were $9.33 and $7.10, respectively.

     The following table summarizes the changes in restricted stock outstanding during the thirty-nine weeks ended October 28, 2006:

                                                            WTD. AVG.
                                            RESTRICTED   GRANT DATE FAIR
                                             STOCK (1)       VALUE
                                            ----------   ---------------
        Balance at January 28, 2006 .....    137,050         $15.06
        Granted .........................     54,437           9.19
        Vested ..........................    (32,500)         19.35
        Cancelled .......................         --             --
                                             -------         ------
        Balance at October 28, 2006 .....    158,987         $12.17
                                             =======         ======

----------
(1)  Refer to Note 7 for additional information regarding restricted stock.

     The following table summarizes the changes in restricted stock units outstanding during the thirty-nine weeks ended October 28, 2006:

                                                              WTD. AVG.
                                              RESTRICTED     GRANT DATE
                                            STOCK UNITS(1)   FAIR VALUE
                                            --------------   ----------
        Balance at January 28, 2006 .....      216,730         $15.09
        Awarded .........................      128,022           9.64
        Shares issued ...................       (8,072)         13.17
        Cancelled .......................       (1,612)         14.25
                                               -------         ------
        Balance at October 28, 2006 .....      335,068         $13.06
                                               =======         ======

----------
(1)  Refer to Note 9 for additional information regarding restricted stock units.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - EXECUTIVE AND DIRECTOR DEFERRED COMPENSATION AND STOCK PURCHASE PLANS

     In April 2003, the Board of Directors adopted the Executive Deferred
Compensation and Stock Purchase Plan and the Director Deferred Compensation and
Stock Purchase Plan (the "RSU Plans"), which were approved by our stockholders on June 19, 2003. Under the RSU Plans, key executives and non-employee directors as directed by our Compensation Committee, are eligible to acquire restricted stock units ("RSUs"). An RSU is a unit of measurement equivalent to one share of
Common Stock, but with none of the attendant rights of a stockholder of a share of Common Stock. Two types of RSUs are awarded under the RSU Plans: (i)
participant RSUs, where a plan participant may elect to defer, in the case of an executive employee, a portion of his or her actual or target bonus, and in the case of a non-employee director, his or her retainer fees and Committee chairmanship fees, and receive RSUs in lieu thereof and (ii) matching RSUs, where we credit a participant's plan account with one matching RSU for each participant RSU that a participant elects to purchase. While participant RSUs are fully vested at all times, matching RSUs are subject to vesting and forfeiture as set forth in the RSU Plans. At the time of distribution under the
RSU Plans, RSUs are converted into actual shares of Common Stock. As of October
28, 2006, 344,752 RSUs have been awarded under the RSU Plans, of which 8,072 shares have been issued and 1,612 RSUs have been forfeited. Amortization for the thirteen weeks ended October 28, 2006 and October 29, 2005 totaled approximately
$178,000 and $146,000, respectively. Amortization for the thirty-nine weeks ended October 28, 2006 and October 29, 2005 totaled approximately $501,000 and
$394,000, respectively.

NOTE 10 - CONSOLIDATION OF HOST STORE GROUPS AND OTHER

      In February 2005, Federated and May announced that they had entered into a merger agreement whereby Federated would acquire May. In August 2005, Federated announced that it had completed the merger with May. In September 2005,
Federated announced its integration plans including a divisional realignment and divestiture of certain stores. As of October 28, 2006, we operated a total of
347 departments in five of Federated's eight divisions, as follows:

                            Macy's South (1)       140
                            Macy's Midwest (2)      84
                            Macy's North (3)        54
                            Macy's Northwest (4)    38
                            Bloomingdale's          31
                                                   ---
                            Total                  347
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

     During the first half of 2006, 194 stores have either been divested or phased into the Macy's East or Macy's West divisions and have been classified as discontinued operations in accordance with SFAS No. 144, "Accounting for the
Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). See Note 14 for
additional information regarding discontinued operations. In 2005, we recorded charges associated with accelerated depreciation of fixed assets and severance totaling approximately $3.8 million related to these departments. During the thirty-nine weeks ended October 28, 2006, we recorded charges of

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - CONSOLIDATION OF HOST STORE GROUPS AND OTHER (CONTINUED)

approximately $4.0 million related to the accelerated depreciation of fixed assets and severance related to our field operations. These costs are included in discontinued operations in the accompanying Consolidated Statements of
Operations. We also recorded charges of approximately $1.5 million related to severance for our corporate office and other costs during the thirty-nine weeks ended October 28, 2006. These costs are included in SG&A for continuing operations in the accompanying Consolidated Statements of Operations.

     In May 2006, the Company announced that Belk, Inc. ("Belk") will not renew
Finlay Jewelry's license agreement due to Belk's acquisition of a privately-held company that currently licenses fine jewelry departments in certain of the Belk stores. The termination of the license agreement, effective at the end of 2006, will result in the closure of 75 departments. In 2005, we generated sales of approximately $43.5 million from the Belk departments. During the thirty-nine weeks ended October 28, 2006, we recorded charges of approximately $0.5 million related to the accelerated depreciation of fixed assets and severance related to our field operations. These costs are included in continuing operations in the accompanying Consolidated Statements of Operations and will be reclassified to discontinued operations when the departments close. Additionally, we intend to record charges totaling approximately $0.1 million related to the accelerated depreciation of fixed assets and severance through the date of the department closings.

     In October 2006, Belk acquired Parisian from Saks Incorporated. We will continue to operate the Parisian departments through August 4, 2007. In 2005, we generated sales of approximately $20.0 million from our 32 Parisian departments.
During the thirty-nine weeks ended October 28, 2006, we recorded charges of approximately $0.1 million related to the accelerated depreciation of fixed assets. These costs are included in continuing operations in the accompanying
Consolidated Statements of Operations and will be reclassified to discontinued
operations when the departments close. Additionally, we intend to record charges totaling $0.2 million related to the accelerated depreciation of fixed assets through the dates of the department closings.

     In January 2006, Federated announced its intention to divest its Lord &
Taylor division prior to the end of 2006. In October 2006, the Lord & Taylor division was sold to NRDC Equity Partners, LLC. Our new agreement with Lord &
Taylor is three years in length expiring January 30, 2010, and covers 49 stores.

     Following is a summary of the activity in the accrual established for severance charges for both our field operations and corporate office that have been recorded within our department store based fine jewelry department segment
(in thousands):

                                                       SEVERANCE AND
                                                        TERMINATION
                                                         BENEFITS
                                                       ------------
            Balance at January 29, 2005.............     $   168
            Charges.................................       1,233
            Payments................................        (143)
                                                         -------
            Balance at January 28, 2006.............       1,258
            Charges(1)..............................       3,149
            Payments................................      (4,076)
                                                         -------
            Balance at October 28, 2006.............     $   331
                                                         =======

----------
(1)  Includes $2.1 million of charges recorded in discontinued operations and
     $1.0 million of charges recorded in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - COMMITMENTS AND CONTINGENCIES

     From time to time, we are involved in litigation arising out of our operations in the normal course of business. As of December 1, 2006, we are not a party to any legal proceedings that individually or in the aggregate, are reasonably expected to have a material adverse effect on our business, results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our
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

     Our concentration of credit risk consists principally of accounts receivable. Over the past three years, store groups owned by Federated
(including those stores previously owned by May) accounted for 66% of our sales
(excluding Lord & Taylor, which was recently sold to NRDC Equity Partners LLC).
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
2005.

     We have not provided any third-party financial guarantees as of October 28,
2006 and January 28, 2006.

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

     The following consolidated pro forma information presents our sales, net loss and net loss per share as if the Carlyle acquisition had taken place at the beginning of 2005 (dollars in thousands):

                                                               THIRTY-NINE
                                                               WEEKS ENDED
                                                               OCTOBER 29,
                                                                   2005
                                                               -----------
        Sales ..............................................    $484,329
        Loss from continuing operations (a).................     (90,990)
        Net loss (a)........................................     (85,790)
        Basic and diluted net loss per share (a)............    $  (9.55)

----------
(a)  The loss from continuing operations, net loss and net loss per share for the thirty-nine weeks ended October 29, 2005 includes a charge of approximately $72.9 million, net of tax, related to the impairment of goodwill. See Note 15.

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

     The following table provides segment level financial information for the thirteen weeks and thirty-nine weeks ended October 28, 2006 and October 29, 2005
(dollars in thousands):

                               THIRTEEN WEEKS ENDED            THIRTEEN WEEKS ENDED
                                 OCTOBER 28, 2006                OCTOBER 29, 2005
                          -----------------------------   -----------------------------
                           FINLAY    CARLYLE     TOTAL     FINLAY    CARLYLE     TOTAL
                          --------   -------   --------   --------   -------   --------

Sales .................   $129,285   $18,986   $148,271   $124,653   $15,922   $140,575
Depreciation and
   amortization .......      3,942       168      4,110      3,867       112      3,979
Income (loss) from
   operations .........     (6,924)     (431)    (7,355)    (5,709)     (534)    (6,243)
Total assets ..........    439,590    80,052    519,642    496,878    67,855    564,733
Capital expenditures ..      2,624       798      3,422      4,481     1,052      5,533

                             THIRTY-NINE WEEKS ENDED           THIRTY-NINE WEEKS ENDED
                                 OCTOBER 28, 2006                 OCTOBER 29, 2005
                          -----------------------------   --------------------------------
                           FINLAY    CARLYLE     TOTAL     FINLAY    CARLYLE(1)     TOTAL
                          --------   -------   --------   --------   ----------   --------

Sales .................   $413,912   $56,501   $470,413   $401,181    $29,849     $431,030
Depreciation and
   amortization .......     11,428       459     11,887     11,004        174       11,178
Income (loss) from
   operations .........    (14,077)      838    (13,239)   (88,685)      (421)     (89,106)
Total assets ..........    439,590    80,052    519,642    496,878     67,855      564,733
Capital expenditures ..      8,147     1,734      9,881      8,364      1,518        9,882

----------
(1)  The segment level financial information for Carlyle represents the period from the date of the acquisition in mid-May 2005 through October 29, 2005.

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - SEGMENT INFORMATION (CONTINUED)

     Additionally, our sales mix by merchandise category was as follows for the thirty-nine weeks ended October 28, 2006 and October 29, 2005 (dollars in thousands):

                                               THIRTY-NINE WEEKS ENDED
                       -----------------------------------------------------------------------
                                OCTOBER 28, 2006                     OCTOBER 29, 2005
                       ----------------------------------   ----------------------------------
                            FINLAY            CARLYLE            FINLAY          CARLYLE (2)
                       ----------------   ---------------   ----------------   ---------------
                                   % OF              % OF               % OF              % OF
                         SALES    SALES    SALES    SALES     SALES    SALES    SALES    SALES
                       --------   -----   -------   -----   --------   -----   -------   -----

Diamonds ...........   $105,603    25.5%  $14,570    25.8%  $102,784    25.6%  $ 7,822    26.2%
Gold ...............     78,675    19.0       589     1.0     79,058    19.7       515     1.7
Gemstones ..........     86,832    21.0     4,810     8.5     84,151    21.0     1,606     5.4
Watches ............     56,939    13.8    24,489    43.3     56,070    14.0    12,640    42.3
Designer ...........     30,274     7.3     7,725    13.7     25,443     6.3     4,831    16.2
Other (1) ..........     55,589    13.4     4,318     7.7     53,675    13.4     2,435     8.2
                       --------   -----   -------   -----   --------   -----   -------   -----
Total Sales ........   $413,912   100.0%  $56,501   100.0%  $401,181   100.0%  $29,849   100.0%
                       ========   =====   =======   =====   ========   =====   =======   =====

----------
(1)  Includes special promotional items, remounts, estate jewelry, pearls, beads, cubic zirconia, sterling silver and men's jewelry, as well as repair services and accommodation sales to our employees.

(2)  Sales by merchandise category for Carlyle represent the period from the date of the acquisition in mid-May 2005 through October 29, 2005.

NOTE 14 - DISCONTINUED OPERATIONS

     As a result of the store closings associated with the Federated/May merger, the results of operations of the 194 departments closed during the first half of
2006 have been segregated from those of continuing operations, net of tax, and classified as discontinued operations for the thirteen weeks ended October 28,
2006 and October 29, 2005 and the thirty-nine weeks ended October 28, 2006 and
October 29, 2005. All 194 of the departments closed, operated in our department store based fine jewelry department segment.

     A summary of the statement of operations information relating to the discontinued operations is as follows (in thousands):

                                                   THIRTEEN WEEKS            THIRTY-NINE WEEKS
                                                       ENDED                       ENDED
                                             -------------------------   -------------------------
                                             OCTOBER 28,   OCTOBER 29,   OCTOBER 28,   OCTOBER 29,
                                                 2006          2005           2006         2005
                                             -----------   -----------   -----------   -----------

Sales.....................................       $ --        $42,686       $105,930      $137,695
Income before income taxes (1) (2)........        420            747         10,867         8,595
Discontinued operations, net of tax (3)...        253            452          6,573         5,200

----------
(1)  Includes an allocation of $0.4 million of interest expense related to the
     Revolving Credit Agreement for the thirteen weeks ended October 29, 2005.
     Includes an allocation of $0.4 million and $0.7 million of interest expense related to the Revolving Credit Agreement for the thirty-nine weeks ended
     October 28, 2006 and October 29, 2005, respectively.

(2)  The results of operations of the closed departments excludes allocations of general and administrative expenses and interest expense related to the
     Senior Notes.

(3)  Included in discontinued operations, net of tax, for the thirty-nine weeks ended October 28, 2006 and October 29, 2005 are charges totaling $2.4 million and $1.1 million, respectively, associated with accelerated depreciation of fixed assets and severance.

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

NOTE 16 - RESTATEMENT OF THE INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

     Subsequent to the issuance of our interim consolidated financial statements for the thirty-nine weeks ended October 29, 2005, we determined that the payment of certain debt assumed in the Carlyle acquisition was recorded as an operating activity rather than a financing activity in the Consolidated Statement of Cash
Flows. As a result, the Consolidated Statement of Cash Flows for the thirty-nine weeks ended October 29, 2005 has been restated to reflect the repayment of the debt in accordance with SFAS No. 95, "Statement of Cash Flows" ("SFAS No. 95")
as cash used in financing activities rather than operating activities. A summary of the effects of the restatement on cash flows provided by (used in) operating and financing activities in the statement of cash flows are as follows (in thousands):

                                                    AS
                                                PREVIOUSLY
                                                 REPORTED    ADJUSTMENT   AS RESTATED
                                                ----------   ----------   -----------

THIRTY-NINE WEEKS ENDED OCTOBER 29, 2005:
Net cash used in operating activities........    $(158,537)   $ 17,137     $(141,400)
Net cash provided by financing activities....      135,230     (17,137)       118,093

                            FINLAY ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - SUBSEQUENT EVENTS

     On November 30, 2006, we completed a stock purchase for the acquisition of
L. Congress, Inc. ("Congress"). Congress is a privately-owned regional chain of five jewelry stores (one of which opened in November 2006) located in southwest
Florida, with annual sales of approximately $23.0 million in 2006 and a focus on the luxury market.

     Effective as of November 29, 2006, we entered into an agreement to terminate and retire the obligation under the Gold Consignment Agreement.
Termination of the Gold Consignment Agreement requires Finlay Jewelry to return the outstanding consigned gold or purchase the outstanding gold at the prevailing gold rate in effect on the date of termination. In accordance with the termination agreement, we paid approximately $49.9 million to purchase the outstanding gold. The purchased gold will be reflected as inventory on our
Consolidated Balance Sheets from the date of purchase. Payment of the $49.9 million gold purchase price was financed through additional borrowings under the
Revolving Credit Agreement, which brought the borrowings under the Revolving
Credit Agreement to approximately $175.5 million at December 4, 2006.

     We considered many factors when evaluating whether to terminate the Gold
Consignment Agreement, including the volatility of gold prices in recent years and our belief that we can better manage our gross margins under an asset program working directly with our vendors. In addition, the termination simplifies our capital structure by eliminating an off-balance sheet contractual obligation. With the retirement of the obligation, we will convert our consignment inventory to asset on our Consolidated Balance Sheets and eliminate our other receivables, representing cash advances to certain vendors for the cost of the non-gold portion of the gold consignment merchandise.

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

     This MD&A has been updated for the purpose of restating our financial statements for stores which have been treated as discontinued operations through the first half of 2006.

     Additionally, the following MD&A gives effect to the restatement of our
Consolidated Statement of Cash Flows for the thirty-nine weeks ended October 29,
2005 to reflect the repayment of the Carlyle debt in accordance with SFAS No. 95 as cash used in financing activities rather than operating activities (See Note
16).

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

     On November 30, 2006, we completed a stock purchase for the acquisition of
Congress. Congress is a privately-owned regional chain of five jewelry stores
(one of which opened in November 2006) located in southwest Florida, with annual sales of approximately $23.0 million in 2006. Unless otherwise indicated, the following discussion excludes Congress, as the acquisition occurred subsequent to October 28, 2006.

     The 194 stores that have either been divested or phased into the Macy's
East or Macy's West divisions during the first half of 2006, as a result of the
Federated/May merger, have been accounted for as discontinued operations in the accompanying Consolidated Statements of Operations and, unless otherwise indicated, the following discussion relates to our continuing operations.

     As a result of the consolidation of our host stores and the loss of certain host store license agreements, we are not projecting to be in compliance with our financial covenants after February 3, 2007. We are currently in the process of negotiating an amendment to our Revolving Credit Agreement to eliminate the majority of the financial covenants. There can be no assurances that the
Revolving Credit Agreement will be amended. See Note 5 for information regarding the Revolving Credit Agreement.

EXECUTIVE OVERVIEW

OUR BUSINESS

     We are one of the leading retailers of fine jewelry in the United States and primarily operate licensed fine jewelry departments in major department stores where we sell a broad selection of moderately priced jewelry, with an average sales price of approximately $213 per item. We also operate specialty jewelry stores which sell luxury priced jewelry, with an average sales price of approximately $1,000 per item. We have two operating segments - department store based fine jewelry departments and stand-alone jewelry stores. As of October 28,
2006, we operated a total of 819 locations, including 785 Finlay departments in
12 host store groups, in 39 states and the District of Columbia, as well as 34
Carlyle specialty jewelry stores in nine states, located principally in the southeastern United States.

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

     o    Operating margin rate (income from operations divided by net sales)
          which is an indicator of our success in leveraging our fixed costs and managing our variable costs. Key components of income from operations on which management focuses include monitoring gross margin levels as well as continued emphasis on leveraging our SG&A.

THIRD QUARTER HIGHLIGHTS

     Total sales were $148.3 million for the thirteen weeks ended October 28,
2006 compared to $140.6 million for the thirteen weeks ended October 29, 2005, an increase of 5.5%. Total sales for the third quarter of 2006 included $19.0 million of sales generated by Carlyle compared to $15.9 million in 2005.
Comparable store sales increased 4.0%. Gross margin increased by $0.6 million compared to 2005, and, as a percentage of sales, gross margin decreased by 2.2%
from 49.0% to 46.8%, primarily due to the increase in the LIFO provision as a result of increases in our internal price indices as well as the increased price of gold. SG&A increased $1.5 million and, as a percentage of sales, SG&A decreased 1.6% from 50.6% to 49.0% due to Finlay's leveraging of advertising and field payroll expenses as well as corporate office cost savings. Borrowings under the Revolving Credit Agreement decreased by $65.3 million at October 28,
2006 as compared to October 29, 2005 as a result of the generation of cash over the last twelve months, coupled with the reduction in inventory levels for store closings. Maximum outstanding borrowings during the thirteen weeks ended October
28, 2006 were $85.4 million, at which point the available borrowings under the
Revolving Credit Agreement were an additional $127.9 million.

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
The agreement is three years in length expiring January 31, 2009, and covers approximately 316 stores. In addition to extending our agreement for three years, all non-compete provisions from the previous May contracts that required us to obtain May's permission before opening a new department or store within a certain radius of a May store, were eliminated. We believe that the elimination of this non-compete provision provides us with significantly greater opportunity to expand our business and continue to diversify beyond the traditional department store sector. The agreement has no impact on the Bloomingdale's division whose license agreement, covering 31 departments, currently runs through January 30, 2010.

     In January 2006, Federated announced its intention to divest its Lord &
Taylor division prior to the end of 2006. In October 2006, the Lord & Taylor division was sold to NRDC Equity Partners LLC. Our new agreement with Lord &
Taylor is three years in length expiring January 30, 2010, and covers 49 stores.

     An important initiative and focus of management is developing opportunities for our growth. We consider it a high priority to identify new businesses that offer growth, financial viability and manageability and will have a positive impact on shareholder value, such as the acquisition of Carlyle in May 2005 and
Congress in November 2006.

     Additional growth opportunities exist with respect to opening departments within existing host stores that do not currently operate jewelry departments.
Such opportunities exist within Dillard's and over the past three years, we have added 25 departments in Dillard's. During the thirty-nine weeks ended October
28, 2006, we opened 14 departments within Dillard's and we added one department in the fourth quarter of 2006. Moreover, we opened four departments with
Federated during the fourth quarter of 2006, including two Bloomingdale's stores and two stores with Macy's North. Further, we opened one new Carlyle store in
July 2006 and another store in October 2006. Finally, we project opening one new
Carlyle store in 2007. Through expanding in new Bloomingdale's departments,
Carlyle and Congress stores, we will have a larger portion of our business dedicated to the high-end luxury sector.

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

RISKS AND UNCERTAINTIES

     The risks and challenges facing our business include:

          o    Dependence on or loss of certain host store relationships; and

          o    Host store consolidation.

     As of October 28, 2006, we operated a total of 347 departments in five of
Federated's eight divisions, which excludes 194 departments either divested or phased into the Macy's East or Macy's West divisions during the first half of
2006. In 2005, we generated sales of $241.0 million from these 194 departments.
In 2005, we recorded charges of approximately $3.8 million related to the accelerated depreciation of fixed assets and severance with respect to these departments. During the thirty-nine weeks ended October 28, 2006, we recorded charges of $4.0 million related to the accelerated depreciation of fixed assets and severance for our field operations. These costs are included in discontinued
operations in the accompanying Consolidated Statements of Operations. We also recorded charges of approximately $1.5 million related to severance for our corporate office and other costs during the thirty-nine weeks ended October 28,
2006. These costs are included in SG&A for continuing operations in the accompanying Consolidated Statements of Operations. The results of operations of the 194 departments closed during the first half of 2006 have been classified as discontinued operations in accordance with SFAS No. 144.

     During 2005, approximately 67% of our sales were generated by departments operated in store groups owned by Federated and those stores previously owned by
May (excluding Lord & Taylor, which was recently sold to NRDC Equity Partners
LLC). A decision by Federated or certain of our other host store groups to terminate our existing relationships, to assume the operation of departments themselves, or to close a significant number of stores could have a material adverse effect on our business and financial condition.

     In May 2006, the Company announced that Belk will not renew Finlay
Jewelry's license agreement due to Belk's acquisition of a privately-held company that currently licenses fine jewelry departments in certain of the Belk stores. The termination of the license agreement, effective at the end of 2006, will result in the closure of 75 departments. In 2005, we generated sales of approximately $43.5 million from the Belk departments. During the thirty-nine weeks ended October 28, 2006, we recorded charges of approximately $0.5 million related to the accelerated depreciation of fixed assets and severance related to our field operations. These costs are included in continuing operations in the accompanying Consolidated Statements of Operations and will be reclassified to discontinued operations when the departments close. Additionally, we intend to record charges totaling approximately $0.1 million related to the accelerated depreciation of fixed assets and severance through the date of the department closings.

     Further, in October 2006, Belk acquired Parisian from Saks Incorporated. We will continue to operate the Parisian departments through August 4, 2007. In
2005, we generated sales of approximately $20.0 million from our 32 Parisian departments. During the thirty-nine weeks ended October 28, 2006, we recorded charges of approximately $0.1 million related to the accelerated depreciation of fixed assets. These costs are included in continuing operations in the accompanying Consolidated Statements of Operations and will be reclassified to discontinued operations when the departments close.
Additionally, we intend to record charges totaling approximately $0.2 million related to the accelerated depreciation of fixed assets through the date of the department closings.

RESULTS OF OPERATIONS

     The following table sets forth operating results as a percentage of sales for the periods indicated. The discussion that follows should be read in conjunction with the following table:

                                                     THIRTEEN WEEKS ENDED      THIRTY-NINE WEEKS ENDED
                                                  -------------------------   -------------------------
                                                  OCTOBER 28,   OCTOBER 29,   OCTOBER 28,   OCTOBER 29,
                                                     2006           2005          2006          2005
                                                  -----------   -----------   -----------   -----------

STATEMENT OF OPERATIONS DATA:
Sales..........................................      100.0%        100.0%        100.0%        100.0%
Cost of sales..................................       53.2          51.0          52.1          50.5
                                                     -----         -----         -----         -----
   Gross margin................................       46.8          49.0          47.9          49.5
Selling, general and administrative expenses...       49.0          50.6          48.2          49.7
Depreciation and amortization..................        2.8           2.8           2.5           2.6
Impairment of goodwill.........................         --            --            --          17.9
                                                     -----         -----         -----         -----
Loss from operations...........................       (5.0)         (4.4)         (2.8)        (20.7)
Interest expense, net..........................        4.1           4.4           3.6           3.8
Other expense..................................         --            --            --            --
                                                     -----         -----         -----         -----
Loss from continuing operations before
   income taxes................................       (9.1)         (8.8)         (6.4)        (24.5)
Benefit for income taxes.......................       (3.6)         (3.6)         (2.5)         (3.7)
                                                     -----         -----         -----         -----
Loss from continuing operations................       (5.5)         (5.2)         (3.9)        (20.8)
Discontinued operations, net of tax............        0.2           0.3           1.4           1.2
                                                     -----         -----         -----         -----
Net loss.......................................       (5.3)%        (4.9)%        (2.5)%       (19.6)%
                                                     =====         =====         =====         =====

THIRTEEN WEEKS ENDED OCTOBER 28, 2006 COMPARED WITH THIRTEEN WEEKS ENDED OCTOBER
29, 2005

     SALES. Sales for the thirteen weeks ended October 28, 2006 increased $7.7 million, or 5.5%, compared to 2005. Sales include $129.3 million from the Finlay departments which represented a 3.7% increase compared to the $124.7 million in sales for the thirteen weeks ended October 29, 2005. Additionally, sales include
$19.0 million generated by Carlyle in the 2006 period compared to $15.9 million in the 2005 period. Comparable store sales increased 4.0%. We attribute the increase in sales related to the Finlay departments primarily to our merchandising and marketing strategy, which includes the following initiatives:
(i) emphasizing our "Best Value" merchandising programs which provide a targeted assortment of items at competitive prices; (ii) focusing on holiday and event-driven promotions as well as host store marketing programs; (iii) using our host store groups' proprietary customer lists for targeted marketing; and
(iv) positioning our departments as a "destination location" for fine jewelry.

     During the thirteen weeks ended October 28, 2006, we opened seven Finlay departments within existing host store groups and two Carlyle stores.
Additionally, we closed eight Finlay departments. The openings within our department store based fine jewelry operations were comprised of the following:

                                                      NUMBER OF
                         STORE GROUP                  LOCATIONS
                 ----------------------------         ---------
                 Dillard's...................             1
                 Federated...................             4
                 Other.......................             2
                                                        ---
                    Total....................             7
                                                        ===

The closings within our department store based fine jewelry departments were comprised of the following:

                              NUMBER OF
        STORE GROUP           LOCATIONS                          REASON
----------------------------  ---------  ------------------------------------------------------

Belk........................      6      Department closings within existing host store groups.
Other.......................      2      Department closings within existing host store groups.
                                ---
   Total....................      8
                                ===

     Our major merchandise categories include diamonds, gold, gemstones, watches and designer jewelry. With respect to Finlay's licensed department business, designer sales increased $3.9 million, or 45.7%, in 2006 compared to 2005, due primarily to increased consumer demand. Diamond sales increased $1.1 million, or
3.6%, in 2006 compared to 2005, due primarily to the increase in consumer demand for diamond fashion assortments, including categories such as solitaire and bridal jewelry, diamond stud earring assortments and three-stone jewelry.

     GROSS MARGIN. Gross margin increased by $0.6 million in 2006 compared to
2005. As a percentage of sales, gross margin decreased by 2.2% from 49.0% to
46.8%. The components of this decrease in gross margin are as follows:

          COMPONENT              %                               REASON
----------------------------  ------  ---------------------------------------------------------

Merchandise cost of sales...  (0.7)%  Increase in merchandise cost of sales is due to the increased price of gold, which had an approximate 0.7%
                                      impact on gross margin as well as the mix of sales with
                                      increased sales in the diamond, designer and clearance
                                      categories, which have lower margins than other
                                      categories.
LIFO........................  (0.9)   Increase in the LIFO provision is due to increases in our
                                      internal price indices.

Other.......................  (0.6)   Increase in various other components of cost of sales.
                              ----
   Total decrease...........  (2.2)%
                              ====

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The components of SG&A include payroll expense, license fees, rent expense, net advertising expenditures and other field and administrative expenses. SG&A increased $1.5 million, or 2.2%. As a percentage of sales, SG&A decreased by 1.6% from 50.6% to
49.0%. The components of this decrease in SG&A are as follows:

          COMPONENT             %                              REASON
----------------------------  ----  -----------------------------------------------------------

Net advertising.............  0.5%  Decrease is primarily due to lower gross advertising expenditures.
License and lease fees......  0.2   Decrease is primarily due to the change in the mix of host store group sales.
Payroll expense.............  0.3   Decrease in payroll is due to the leveraging of field
                                    payroll.
Other.......................  0.6   Decrease is primarily due to corporate office cost savings, including staff reductions, as a result of expense
                                    reduction initiatives.
                              ---
   Total decrease...........  1.6%
                              ===

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by
$0.1 million primarily due to additional depreciation and amortization for capital expenditures for the most recent twelve months as well as accelerated depreciation costs associated with the Belk and Parisian future store closings, offset by the effect of certain assets becoming fully depreciated.

     INTEREST EXPENSE, NET. Interest expense increased by $0.1 million primarily due to an increase in the weighted average interest rate (8.2% for the period in
2006 compared to 7.3% for the comparable period in 2005). Average borrowings decreased from $328.9 million for the 2005 period to $275.4 million for the 2006 period.

     OTHER EXPENSE. Other expense for the 2005 period includes approximately
$79,000 associated with a loss on foreign exchange related to a refund of foreign taxes.

     BENEFIT FOR INCOME TAXES. The income tax benefit for both the 2006 and 2005 periods reflects an effective tax rate of 39.5%. The 2005 period includes a benefit of approximately $0.2 million related to a refund of foreign taxes.

     DISCONTINUED OPERATIONS. Discontinued operations includes the results of operations of the Federated stores closed during the first half of 2006. Sales related to these departments totaled $42.7 million for the thirteen weeks ended
October 29, 2005. Net income from discontinued operations for the thirteen weeks ended October 28, 2006 and October 29, 2005 totaled $0.3 million and $0.5 million, respectively.

     NET LOSS. Net loss of $7.9 million for the 2006 period compares to a net loss of $6.9 million in the prior period as a result of the factors discussed above.

THIRTY-NINE WEEKS ENDED OCTOBER 28, 2006 COMPARED WITH THIRTY-NINE WEEKS ENDED
OCTOBER 29, 2005

     SALES. Sales for the thirty-nine weeks ended October 28, 2006 increased
$39.4 million, or 9.1%, compared to 2005. Sales include $413.9 million from the
Finlay departments which represented a 3.2% increase compared to the $401.2 million in sales for the thirty-nine weeks ended October 29, 2005. Sales also include $56.5 million generated by Carlyle in the 2006 period compared to $29.8 million in the 2005 period (representing sales from the date of the acquisition in mid-May 2005 through October 29, 2005). In addition, comparable store sales increased 2.8%. We attribute the increase in sales related to the Finlay departments primarily to our merchandising and marketing initiatives discussed above.

     During the thirty-nine weeks ended October 28, 2006, we opened 21 Finlay departments within existing host store groups and two Carlyle stores.
Additionally, during the thirty-nine weeks ended October 28, 2006, we closed 213
Finlay departments. The openings within our department store based fine jewelry operations were comprised of the following:

                                                NUMBER OF
                         STORE GROUP            LOCATIONS
                 ----------------------------   ---------
                 Dillard's...................       14
                 Federated...................        4
                 Other.......................        3
                                                   ---
                    Total....................       21
                                                   ===

The closings within our department store based fine jewelry departments were comprised of the following:

                              NUMBER OF
        STORE GROUP           LOCATIONS                          REASON
----------------------------  ---------  ------------------------------------------------------

Federated...................     194     Stores were divested or phased into the Macy's East or
                                         Macy's West divisions as a result of the Federated/May
                                         merger and are included in discontinued operations.
Belk........................       6     Department closings within existing host store groups.
Other.......................      13     Department closings within existing host store groups.
                                 ---
   Total....................     213
                                 ===

     Our major merchandise categories include diamonds, gold, gemstones, watches and designer jewelry. With respect to Finlay's licensed department business, designer sales increased $4.8 million, or 19.0%, in 2006 compared to 2005, due primarily to increased consumer demand. Diamond sales increased $2.8 million, or 2.7%, in 2006 compared to 2005, due primarily to the increase in consumer demand for diamond fashion assortments, including categories such as solitaire and bridal jewelry, diamond stud earring assortments and three-stone jewelry.

     GROSS MARGIN. Gross margin increased by $11.8 million in 2006 compared to
2005. As a percentage of sales, gross margin decreased by 1.6% from 49.5% to
47.9%. The components of this net decrease in gross margin are as follows:

          COMPONENT              %                               REASON
----------------------------  ------  ---------------------------------------------------------

Merchandise cost of sales...  (1.2)%  Increase in merchandise cost of sales is due to the increased price of gold as well as the mix of sales with
                                      increased sales in the diamond, designer and clearance
                                      categories, which have lower margins than other
                                      categories.
LIFO........................  (0.4)   Increase in the LIFO provision is due to increases in our
                                      internal price indices.
                              ----
   Total  decrease..........  (1.6)%
                              ====

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The components of SG&A include payroll expense, license fees, rent expense, net advertising expenditures and other field and administrative expenses. SG&A increased $12.5 million, or 5.9%. As a percentage of sales, SG&A decreased by 1.5% from 49.7% to
48.2%. The components of this decrease in SG&A are as follows:

          COMPONENT              %                               REASON
----------------------------  ------  ---------------------------------------------------------

Net advertising.............    0.2%  Decrease is primarily due to lower gross advertising expenditures.
License and lease fees......    0.4   Decrease is primarily due to Carlyle's significantly
                                      lower rent structure as a percentage of sales compared to
                                      Finlay's licensed department business.
Payroll expense.............    0.5   Decrease in payroll expense is due to the leveraging of
                                      field payroll.
Central office severance
   and other costs..........   (0.3)  Increase is primarily due to central office severance and other closing related expenses.
Other.......................    0.7   Decrease is primarily due to corporate office cost
                                      savings, including staff reductions, as a result of
                                      expense reduction initiatives.
                                ---
   Total decrease...........    1.5%
                                ===

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by
$0.7 million primarily due to additional depreciation and amortization for capital expenditures for the most recent twelve months as well as accelerated depreciation costs associated with the Belk and Parisian future store closings, offset by the effect of certain assets becoming fully depreciated.

     IMPAIRMENT OF GOODWILL. During the quarter ended July 30, 2005, Federated announced its intention to divest certain stores for which we operated the fine jewelry departments. Based upon this business indicator, we utilized our SFAS
No. 142 model to evaluate the carrying value of goodwill as of July 30, 2005. As a result, we determined that goodwill was impaired and an impairment of $77.3 million was recorded during the thirty-nine weeks ended October 29, 2005.

     INTEREST EXPENSE, NET. Interest expense increased by $0.7 million primarily due to an increase in the weighted average interest rate (8.2% for the period in
2006 compared to 7.6% for the comparable period in 2005). Average borrowings decreased from $275.6 million for the 2005 period to $260.5 million for the 2006 period.

     OTHER EXPENSE. Other expense for the 2005 period includes approximately
$79,000 associated with a loss on foreign exchange related to a refund of foreign taxes.

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

     DISCONTINUED OPERATIONS. Discontinued operations for the current year includes the results of operations for the twenty-six weeks ended July 29, 2006 of the 194 Federated stores closed during the first half of 2006 compared to the thirty-nine weeks ended October 29, 2005. Sales related to these 194 departments totaled $105.9 million for the thirty-nine weeks ended October 28, 2006 compared to $137.7 million for the comparable period in 2005. Gross margin, as a percentage of sales, related to the discontinued departments decreased 4.4% from
50.7% for 2005 to 46.3% for 2006. The gross margin percentage was negatively impacted as a result of markdowns in these departments in an effort to reduce inventory levels. The net income from discontinued operations for the thirty-nine weeks ended October 28, 2006 was $6.6 million compared to net income from discontinued operations of $5.2 million during the comparable period in
2005. The net income from discontinued operations for the thirty-nine weeks ended October 28, 2006 includes $2.4 million of charges, net of tax, associated with the accelerated depreciation of fixed assets and severance.

     NET LOSS. Net loss of $11.8 million for the 2006 period compares to a net loss of $84.5 million in the prior period as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Information about our financial position as of October 28, 2006 and January
28, 2006 is presented in the following table:

                                           OCTOBER 28,    JANUARY 28,
                                               2006          2006
                                           ------------   -----------
                                             (DOLLARS IN THOUSANDS)
      Cash and cash equivalents.........     $  2,709      $ 28,191
      Working capital...................      248,912       252,356
      Long-term debt....................      200,000       200,000
      Stockholders' equity..............      105,999       116,285

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

     Cash flows provided by (used in) operating, investing and financing activities for the thirty-nine weeks ended October 28, 2006 and October 29, 2005 were as follows:

                                             THIRTY-NINE WEEKS ENDED
                                           ---------------------------
                                           OCTOBER 28,    OCTOBER 29,
                                               2006           2005
                                                         (AS RESTATED)
                                           -----------   -------------
                                             (DOLLARS IN THOUSANDS)

      Operating activities..............     $(97,430)     $(141,400)
      Investing activities..............       (9,881)       (38,596)
      Financing activities..............       81,829        118,093
         Net decrease in cash and cash
                                             --------      ---------
            equivalents ................     $(25,482)     $ (61,903)
                                             ========      =========

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
Operating cash outflows include payments to vendors for inventory, services and supplies, payments for employee payroll, license fees, rent and payments of interest and taxes. Net cash flows used in operating activities were $97.4 million for the thirty-nine weeks ended October 28, 2006. Accounts receivable decreased primarily as a result of lower sales volume in October 2006 compared to the prior year, the timing of host store settlement checks at the quarter end and the impact of the deferred billing program with May in the prior year.
Additionally, accounts payable decreased as a result of significantly lower inventory receipts, as we utilized merchandise from our closing stores to redistribute to our go-forward stores. Further, consignment sales decreased resulting in a decrease in accounts payable. Net cash flows used in operating activities were $141.4 million for the thirty-nine weeks ended October 29, 2005.

     Our principal operations involving licensed fine jewelry departments substantially preclude customer receivables, as our license agreements typically require host stores to remit sales proceeds for each month (without regard to whether such sales were cash, store credit or national credit card) to us approximately three weeks after the end of such month. However, we cannot ensure the collection of sales proceeds from our host stores. Additionally, on average, approximately 50% of our merchandise has been carried on consignment. Our working capital balance was $248.9 million at October 28, 2006, a decrease of
$3.4 million from January 28, 2006.

     The seasonality of our business causes working capital requirements, and therefore, borrowings under the Revolving Credit Agreement, to reach their highest level in the months of October, November and December in anticipation of the year-end holiday season. Accordingly, we experience seasonal cash needs as inventory levels peak. Additionally, substantially all of our license agreements provide for accelerated payments during the months of November and December, which require the host store groups to remit to us 75% of the estimated months'
sales prior to or shortly following the end of that month. These proceeds result in a significant increase in our cash, which is used to reduce our borrowings under the Revolving Credit Agreement. Inventory levels as of October 28, 2006 decreased by $13.5 million, or 3.6%, as compared to October 29, 2005, and included $70.6 million of inventory related to Carlyle at October 28, 2006.
Excluding Carlyle, Finlay's inventory decreased by $24.1 million or 7.6%.

INVESTING ACTIVITIES

     Net cash used in investing activities, consisting of payments for capital expenditures as well as the purchase of Carlyle in 2005, which accounted for
$28.7 million of cash invested in the 2005 period, were $9.9 million and $38.6 million for the thirty-nine weeks ended October 28, 2006 and October 29, 2005, respectively. Capital expenditures during each period related primarily to expenditures for opening new locations and renovating existing locations.

FINANCING ACTIVITIES

     Proceeds from, and principal payments on, the Revolving Credit Facility have been our primary financing activities. Net cash provided from financing activities was $81.8 million for the thirty-nine weeks ended October 28, 2006, consisting primarily of proceeds from, and principal payments on, the Revolving
Credit Facility. Net cash provided from financing activities was $118.1 million for the thirty-nine weeks ended October 29, 2005 and reflects $17.1 million related to the payment of Carlyle debt assumed upon acquisition in May 2005.

     Our Revolving Credit Agreement, which matures in January 2008, provides us with a line of credit of up to $225.0 million to finance working capital needs.
Amounts outstanding under the Revolving Credit Agreement bear interest at a rate equal to, at our option, (i) the prime rate plus a margin ranging from zero to
1.0% or (ii) the adjusted Eurodollar rate plus a margin ranging from 1.0% to
2.0%, in each case depending on our financial performance. The weighted average interest rate was 7.5% and 5.6% for the thirty-nine weeks ended October 28, 2006 and October 29, 2005, respectively. We are currently in the process of negotiating an amendment to the Revolving Credit Agreement to eliminate the majority of the financial covenants. There can be no assurances that the
Revolving Credit Agreement will be amended.

     In each year, we are required to reduce the outstanding revolving credit balance and letter of credit balance under the Revolving Credit Agreement to
$50.0 million or less and $20.0 million or less, respectively, for a 30 consecutive day period (the "Balance Reduction Requirement"). Borrowings under the Revolving Credit Agreement were $67.8 million at October 28, 2006, compared to a zero balance at January 28, 2006 and $133.1 million at October 29, 2005.
The average amounts outstanding under the Revolving Credit Agreement were $60.5 million and $75.6 million for the thirty-nine weeks ended October 28, 2006 and
October 29, 2005, respectively. The maximum amount outstanding for the thirty-nine weeks ended October 28, 2006 was $85.4 million, at which point the available borrowings were an additional $127.9 million. At October 28, 2006 we had letters of credit outstanding totaling $11.7 million, which guarantee various trade activities.

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

     On November 30, 2006, we completed a stock purchase for the acquisition of
Congress. Congress is a privately-owned regional chain of five jewelry stores
(one of which opened in November 2006) located in southwest Florida, with annual sales of approximately $23.0 million in 2006 and a focus on the luxury market.

     A significant amount of our operating cash flow will be used to pay interest with respect to the Senior Notes and amounts due under the Revolving
Credit Agreement, including payments required pursuant to the Balance Reduction
Requirement. As of October 28, 2006, our outstanding borrowings were $267.8 million, which included a $200.0 million balance under the Senior Notes and a
$67.8 million balance under the Revolving Credit Agreement, compared to $333.1 million as of October 29, 2005.

     Our agreements covering the Revolving Credit Agreement and the Senior Notes each require that we comply with certain restrictive covenants including financial covenants. In addition, Finlay Jewelry is a party to the Gold
Consignment Agreement, which also contains certain covenants. Although Finlay
Jewelry is in compliance with its financial covenants as of October 28, 2006, as a result of the Federated/May merger and the impact of the merger on our future results of operations, during 2005 Finlay Jewelry amended its financial covenants for 2006 with respect to the Revolving Credit Agreement and the Gold
Consignment Agreement. We expect to be in compliance with our amended covenants during the remainder of 2006. Because compliance is based, in part, on management's estimates, and actual results can differ from those estimates, there can be no assurance that Finlay Jewelry will be in compliance with those covenants in the future or that our lenders will waive or amend any of the covenants should Finlay Jewelry be in violation thereof.

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

     We believe that, based upon current operations, anticipated growth and continued availability under the Revolving Credit Agreement, Finlay Jewelry will, for the foreseeable future, be able to meet its debt service and anticipated working capital obligations and to make distributions sufficient to permit us to pay certain expenses as they come due. No assurances, however, can be given that Finlay Jewelry's current level of operating results will continue or improve or that Finlay Jewelry's income from operations will continue to be sufficient to permit Finlay Jewelry to meet its debt service and other obligations. Currently, Finlay Jewelry's principal financing arrangements restrict the amount of annual distributions from Finlay Jewelry to us. The amounts required to satisfy the aggregate of Finlay Jewelry's interest expense totaled $12.1 million and $12.5 million for the thirty-nine weeks ended October
28, 2006 and October 29, 2005, respectively.

     Our long-term needs for external financing will depend on our rate of growth, the level of internally generated funds and our ability to continue obtaining substantial amounts of merchandise on advantageous terms, including consignment arrangements, with our vendors. As of October 28, 2006, $308.3 million of consignment merchandise from approximately 300 vendors was on hand as compared to $360.3 million at October 29, 2005. For 2005, we had an average balance of consignment merchandise of $352.5 million. See Off-Balance Sheet
Arrangements for information regarding the termination of the Gold Consignment
Agreement.

     The following table summarizes our contractual and commercial obligations which may have an impact on future liquidity and the availability of capital resources as of October 28, 2006 (dollars in thousands):

                                                                PAYMENTS DUE BY PERIOD
                                             ------------------------------------------------------------
                                                        LESS THAN 1                           MORE THAN 5
CONTRACTUAL OBLIGATIONS                        TOTAL       YEAR       1-3 YEARS   3-5 YEARS      YEARS
------------------------------------------   --------   -----------   ---------   ---------   -----------

Long-Term Debt Obligations:
   Senior Notes (due 2012)(1).............   $200,000     $     --     $    --     $    --      $200,000
Interest payments on Senior Notes.........    100,500       16,750      33,500      33,500        16,750
Operating lease obligations (2)...........     28,778        5,753      10,036       6,259         6,730
Revolving Credit Agreement (due 2008)(3)..     67,838       67,838          --          --            --
Gold Consignment Agreement (3)............     49,383       49,383          --          --            --
Gold forward contracts....................      7,232        7,232          --          --            --
Employment agreements.....................      6,792        3,504       3,288          --            --
Contractual bonuses (4)...................        862           --         862          --            --
Letters of credit.........................     11,694       11,444         250          --            --
                                             --------     --------     -------     -------      --------
   Total..................................   $473,079     $161,904     $47,936     $39,759      $223,480
                                             ========     ========     =======     =======      ========

----------
(1)  On June 3, 2004, Finlay Jewelry issued $200.0 million of Senior Notes due
     2012. Refer to Note 5 of Notes to the Consolidated Financial Statements.

(2)  Represents future minimum payments under noncancellable operating leases as of January 28, 2006.

(3)  The outstanding balance under the Revolving Credit Agreement at December 4,
     2006 was $175.5 million and does not include any amounts for interest. This balance includes the impact of terminating the Gold Consignment Agreement of approximately $49.9 million as well as the impact of the acquisition of
     Congress of approximately $16.0 million.

(4)  Represents a special bonus for four senior executives equal to 50% of the executives' salary if employed by the Company on the dates specified in the respective employment agreements.

     The operating leases included in the above table do not include contingent rent based upon sales volume, which amounted to approximately $21.8 million and
$69.9 million for the thirteen weeks and thirty-nine weeks ended October 28,
2006, respectively, or variable costs such as maintenance, insurance and taxes.
Our open purchase orders are cancelable without penalty and are therefore not included in the above table. There were no commercial commitments outstanding as of October 28, 2006 other than as disclosed in the table above, nor have we provided any third-party financial guarantees as of and for the thirty-nine weeks ended October 28, 2006.

OFF-BALANCE SHEET ARRANGEMENTS

     Finlay Jewelry's Gold Consignment Agreement enables Finlay Jewelry to receive consignment merchandise by providing gold, or otherwise making payment, to certain vendors. While the merchandise involved remains consigned, title to the gold content of the merchandise transfers from the vendors to the gold consignor. In July 2005, Finlay Jewelry amended the Gold Consignment Agreement to among other things, extend the maturity date to October 31, 2007 (October 31,
2008 should our Revolving Credit Agreement be extended on terms acceptable to the gold consignor) and to establish new financial covenants (including minimum earnings and fixed charge coverage ratio requirements and certain maximum debt limitations). The Gold Consignment Agreement permits Finlay Jewelry to consign up to the lesser of (i) 165,000 fine troy ounces or (ii) $50.0 million worth of gold, subject to a formula as prescribed by the Gold Consignment Agreement. At
October 28, 2006, amounts outstanding under the Gold Consignment Agreement totaled 82,822 fine troy ounces, valued at approximately $49.4 million. The average amount outstanding under the Gold Consignment Agreement was $49.6 million in 2005. In the event this Agreement is terminated, Finlay Jewelry will be required to return the gold or purchase the outstanding gold at the prevailing gold rate in effect on that date. For financial statement purposes, the consigned gold is not included in merchandise inventories on the
Consolidated Balance Sheets and, therefore, no related liability has been recorded.

     The Gold Consignment Agreement requires Finlay Jewelry to comply with various covenants, including restrictions on the incurrence of certain indebtedness, the creation of liens, engaging in transactions with affiliates and limitations on the payment of dividends. In addition, the Gold

Consignment Agreement contains certain financial covenants, including minimum earnings and fixed charge coverage ratio requirements and certain maximum debt limitations. Although Finlay Jewelry is in compliance with its financial covenants as of October 28, 2006, as a result of the Federated/May merger and the impact of the merger on our future results of operations, during 2005 Finlay
Jewelry amended its financial covenants for 2006 with respect to the Revolving
Credit Agreement and the Gold Consignment Agreement. We expect to be in compliance with our amended covenants during the remainder of 2006.

     Effective as of November 29, 2006, we entered into an agreement to terminate and retire the obligation under the Gold Consignment Agreement.
Termination of the Gold Consignment Agreement requires Finlay Jewelry to return the outstanding consigned gold or purchase the outstanding gold at the prevailing gold rate in effect on the date of termination. In accordance with the termination agreement, we paid approximately $49.9 million to purchase the outstanding gold. The purchased gold will be reflected as inventory on our
Consolidated Balance Sheets from the date of purchase. Payment of the $49.9 million gold purchase price was financed through additional borrowings under the
Revolving Credit Agreement, which brought the borrowings under the Revolving
Credit Agreement to approximately $175.5 million at December 4, 2006.

     We considered many factors when evaluating whether to terminate the Gold
Consignment Agreement, including the volatility of gold prices in recent years and our belief that we can better manage our gross margins under an asset program working directly with our vendors. In addition, the termination simplifies our capital structure by eliminating an off-balance sheet contractual obligation. With the retirement of the obligation, we will convert our consignment inventory to asset on our Consolidated Balance Sheets and eliminate our other receivables, representing cash advances to certain vendors for the cost of the non-gold portion of the gold consignment merchandise.

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

RECENT ACCOUNTING PRONOUNCEMENTS

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

     In September 2006, the FASB issued SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently in the process of assessing the impact the adoption of SFAS No. 157 will have on our consolidated financial statements.

     In September 2006, the Commission issued SAB No. 108. SAB No. 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both an income statement ("rollover") and balance sheet ("iron curtain")
approach and to evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, not previously applied, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, a cumulative effect adjustment is recorded in opening retained earnings as of the beginning of the fiscal year of adoption. SAB No.
108 is effective for fiscal years ending on or after November 15, 2006. We are currently in the

process of assessing the impact the adoption of SAB No. 108 will have on our
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

o    The impact of the termination of Finlay Jewelry's Gold Consignment
     Agreement;

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

     In 2006, we entered into forward contracts for the purchase of a portion of our gold in order to hedge the risk of gold price fluctuations. The table below provides information about our derivative financial instruments that are sensitive to gold prices as of October 28, 2006:

                           FINE TROY   PREVAILING
               CONTRACT      OUNCES    GOLD PRICE   CONTRACT FAIR
              SETTLEMENT    OF GOLD     PER OUNCE   MARKET VALUE
 COMMODITY       DATE
-----------   ----------   ---------   ----------   -------------
   Gold         1/31/07      2,000       $604.45     $1,208,900
   Gold         2/28/07      4,000       $607.18     $2,428,700
   Gold         3/30/07      3,000       $609.91     $1,829,700
   Gold         4/30/07      3,000       $612.65     $1,838,000

     Based on the amount of sales of gold product, a $10 change in the price of gold may have impacted gross margin by approximately $0.1 million and $0.5 million for the thirteen weeks and thirty-nine weeks ended October 28, 2006, respectively.

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

     In connection with the preparation of our Form 10-K, as of January 28,
2006, an evaluation was performed under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). In performing this assessment, management concluded that the review, monitoring and analysis of the
Consolidated Statements of Cash Flows were ineffective, which caused a material weakness as of January 28, 2006. The material weakness related to an error that was made in the classification of the payment of Carlyle's debt assumed upon acquisition as a component of cash flows from operating activities rather than as a component of cash flows from financing activities on the Consolidated
Statements of Cash Flows. This misclassification was corrected and is reflected properly in the Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 29, 2005 and for the year ended January 28, 2006.

     We have subsequently implemented enhancements to our internal control over financial reporting to provide reasonable assurance that errors and control deficiencies in our Consolidated Statements of Cash Flows will not recur. These enhancements include improving our review and oversight process relating to internal control over our Consolidated Statements of Cash Flows. These enhancements began during the preparation of our Form 10-K for the year ended
January 28, 2006 and have continued during 2006. We believe the controls have been effective during the period.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

     Our management, with the participation of our CEO and CFO, also conducted an evaluation of our internal control over financial reporting, as defined in
Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended October 28, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There have not been any changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.2(c)       Amendment No. 3, dated September 25, 2006, to the Company's
              Retirement Income Plan, as amended and restated June 2003.
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

Date: December 7, 2006                 FINLAY ENTERPRISES, INC.

                                       By: /s/ Bruce E. Zurlnick

                                           -------------------------------------
                                           Bruce E. Zurlnick
                                           Senior Vice President, Treasurer
                                           and Chief Financial Officer
                                           (As both a duly authorized officer of
                                           Registrant and as principal financial
                                           officer of Registrant)

