Form 10-K
period 2007-02-03
FINLAY ENTERPRISES INC /DE
filed 2007-04-19
CIK 878731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2007    or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 0-25716

FINLAY ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3492802
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
529 Fifth Avenue, New York, NY	10017
(Address of principal executive offices)	(Zip Code)
212-808-2800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes       No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes       No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer                    Accelerated filer                    Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes       No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on July 29, 2006 was $67,330,912 based on the closing price on the NASDAQ Global Market for the common stock on such date. The registrant does not have any nonvoting common equities.

As of April 13, 2007, there were 9,181,025 shares of common stock, par value $.01 per share, of the registrant outstanding.

Documents incorporated by reference:

Portions of the Company’s definitive Proxy Statement, in connection with its Annual Meeting to be held in June 2007, are incorporated by reference into Part III. The Company’s Proxy Statement will be filed within 120 days after February 3, 2007.

FINLAY ENTERPRISES, INC

FORM 10-K

FOR THE FISCAL YEAR ENDED FEBRUARY 3, 2007

PART I

Item 1.    Business

The Company

Finlay Enterprises, Inc., a Delaware corporation (the ‘‘Company’’, the ‘‘Registrant’’, ‘‘we’’, ‘‘us’’ and ‘‘our’’), conducts business through its wholly-owned subsidiary, Finlay Fine Jewelry Corporation, a Delaware corporation, and its wholly-owned subsidiaries (‘‘Finlay Jewelry’’). References to ‘‘Finlay’’ mean, collectively, the Company and Finlay Jewelry. All references herein to ‘‘departments’’ refer to fine jewelry departments operated pursuant to license agreements with host stores.

We are one of the leading retailers of fine jewelry in the United States. We primarily operate licensed fine jewelry departments in major department stores for retailers such as Federated Department Stores, Inc. (‘‘Federated’’), The Bon-Ton Stores, Inc. (the ‘‘Bon-Ton’’) and Dillard’s, Inc. (‘‘Dillard’s’’). We sell a broad selection of moderately priced fine jewelry, including necklaces, earrings, bracelets, rings and watches, and market these items principally as fashion accessories with an average sales price of approximately $248 per item. Average sales per department were $917,000 in 2006 and the average size of a department is approximately 800 square feet.

In November 2006, Finlay Jewelry completed the acquisition of L. Congress, Inc. (‘‘Congress’’), a privately-owned regional chain of five jewelry stores located in southwest Florida, with annual sales of approximately $23.6 million in 2006 and a focus on the luxury market.

In May 2005, Finlay Jewelry completed the acquisition of Carlyle & Co. Jewelers (‘‘Carlyle’’). Carlyle currently operates 33 specialty jewelry stores located primarily in the southeastern United States under the Carlyle & Co., J.E. Caldwell & Co. and Park Promenade trade names, which sell luxury priced jewelry, with an average sales price of approximately $1,400 per item. The Carlyle stores are principally located in shopping malls and lifestyle centers and focus on the designer and high-end jewelry markets. Average sales per store were $3.1 million in 2006 and the average size of a store is approximately 2,100 square feet. Carlyle generated sales of approximately $101.6 million in 2006.

As of February 3, 2007, we operated a total of 758 locations, including 720 Finlay departments in eleven host store groups in 40 states and the District of Columbia, as well as 33 Carlyle specialty jewelry stores in nine states and five Congress specialty jewelry stores located in southwest Florida. Our largest host store relationship is with Federated, for which we have operated departments since 1983. During 2006, store groups owned by Federated accounted for 57% of our sales (excluding the Federated departments that closed in 2006, discussed below, and Lord & Taylor, which was sold to NRDC Equity Partners LLC in late 2006).

In August 2005, Federated announced that it had completed its acquisition of The May Department Stores Company (‘‘May’’). In September 2005, Federated announced its integration plans including a divisional realignment and divestiture of certain stores. As of February 3, 2007, we operated a total of 349 departments in five of Federated’s eight divisions, which excludes 194 departments that were either divested or phased into the Macy’s East or Macy’s West divisions during the first half of 2006. In 2006, we generated sales of approximately $105.9 million from these 194 departments.

In November 2005, Finlay Jewelry signed new agreements with Federated for the Macy’s Midwest and Macy’s North divisions and amended the existing Macy’s Northwest and Macy’s South agreements, effective at the beginning of 2006. The agreements expire on January 31, 2009, and cover approximately 317 departments in total. In addition to extending the agreements for three years, all non-compete provisions from the previous May contracts that required Finlay Jewelry to obtain May’s permission before opening a new department or store within a certain radius of a May store, were eliminated. We believe that the elimination of this non-compete provision provides Finlay Jewelry with significantly greater opportunity to expand its business and continue to diversify beyond the traditional department store sector. The agreement has no impact on the Bloomingdale’s division whose license agreement, covering 32 departments, currently runs through January 30, 2010. In

October 2006, Federated sold its Lord & Taylor division to NRDC Equity Partners LLC. Finlay Jewelry’s current agreement with Lord & Taylor is two years in length expiring January 31, 2009 and covers 49 departments.

In May 2006, the Company announced that Belk, Inc. (‘‘Belk’’) would not renew Finlay Jewelry’s license agreement due to Belk’s acquisition of a privately-held company that licensed fine jewelry departments in certain of the Belk stores. The termination of the license agreement, effective at the end of 2006, resulted in the closure of 75 departments. In 2006, we generated sales of approximately $51.9 million from the Belk departments. Further, as a result of Belk’s acquisition of Parisian from Saks Incorporated (‘‘Saks’’) in October 2006, the Parisian departments will close in July 2007. In 2006, we generated sales of approximately $22.9 million from our 33 Parisian departments.

In December 2006, Finlay Jewelry’s revolving credit agreement with General Electric Capital Corporation (‘‘G.E. Capital’’) and certain other lenders was amended and restated (the ‘‘Revolving Credit Agreement’’). The Revolving Credit Agreement, which matures in January 2011, provides Finlay Jewelry with a senior secured revolving line of credit up to $225.0 million (the ‘‘Revolving Credit Facility’’).

Effective as of November 29, 2006, Finlay Jewelry entered into an agreement to terminate and retire the obligation under its amended and restated gold consignment agreement (the ‘‘Gold Consignment Agreement’’), which was an off-balance sheet arrangement. Under the Gold Consignment Agreement, Finlay Jewelry was able to receive consignment merchandise by providing gold, or otherwise making payment, to certain vendors. The Gold Consignment Agreement permitted Finlay Jewelry to consign up to the lesser of (i) 165,000 fine troy ounces or (ii) $50.0 million worth of gold, subject to a formula prescribed by the agreement. In accordance with the termination agreement, Finlay Jewelry paid approximately $49.9 million to purchase the outstanding gold. The purchased gold is reflected as inventory on our Consolidated Balance Sheets from the date of purchase. Payment of the $49.9 million was financed through additional borrowings under the Revolving Credit Agreement.

Our fiscal year ends on the Saturday closest to January 31. References to 2007, 2006, 2005, 2004, 2003 and 2002 relate to the fiscal years ending or ended on February 2, 2008, February 3, 2007, January 28, 2006, January 29, 2005, January 31, 2004 and February 1, 2003, respectively. Each of the fiscal years includes 52 weeks except 2006, which includes 53 weeks.

Finlay Jewelry was initially incorporated on August 2, 1985 as SL Holdings Corporation (‘‘SL Holdings’’). The Company, a Delaware corporation incorporated on November 22, 1988, was organized by certain officers and directors of SL Holdings to acquire certain operations of SL Holdings. In connection with a reorganization transaction in 1988, which resulted in the merger of a wholly-owned subsidiary of the Company into SL Holdings, SL Holdings changed its name to Finlay Fine Jewelry Corporation and became a wholly-owned subsidiary of the Company. Additionally, in connection with the acquisitions of Carlyle and Congress, each became a wholly-owned subsidiary of Finlay Jewelry. We are a holding company and have no operations of our own. Our primary asset is the common stock of Finlay Jewelry, which conducts all of our operations. Our principal executive offices are located at 529 Fifth Avenue, New York, New York 10017 and our telephone number at this address is (212) 808-2800.

General

Overview

Department Store Based Fine Jewelry Departments.    Host stores benefit from outsourcing the operation of their fine jewelry departments. By engaging us, host stores gain specialized managerial, merchandising, selling, marketing, inventory control and security expertise. Additionally, by avoiding the high working capital investment typically required of the jewelry business, host stores improve their return on investment and can potentially increase their profitability.

As a licensee, we benefit from the host stores’ reputation, customer traffic, advertising, credit services and established customer base. We also avoid the substantial capital investment in fixed assets typical of stand-alone retail formats. These factors have generally enabled our new departments to achieve profitability within their first twelve months of operation. We further benefit because net sales proceeds are generally remitted to us by each host store on a monthly basis with essentially all customer credit risk borne by the host store.

As a result of our strong relationships with our vendors, our management believes that our working capital requirements are lower than those of many other jewelry retailers. At the end of 2006, approximately 30% of our merchandise was held on consignment. The use of consignment merchandise also reduces our inventory exposure to changing fashion trends because unsold consigned merchandise can be returned to the vendor.

Stand-Alone Jewelry Stores.    Our stand-alone jewelry stores, comprised of Carlyle and Congress, operate luxury jewelry stores and offer compelling shopping environments for the high-end luxury consumer. Our stand-alone jewelry stores carry exclusive and recognized branded and designer merchandise selections and merchandise assortments focus on watches, gold, designer jewelry, diamonds and precious gemstones, complemented by an assortment of giftware.

Our stand-alone jewelry stores strive to provide their customers with a premier shopping experience by utilizing knowledgeable, professional and well-trained sales associates, marketing programs designed to promote customer awareness of their merchandise assortments and extending credit to their customers through their credit card programs.

Industry.    Consumers spent approximately $63.0 billion on jewelry (including both fine and costume jewelry) in the United States in 2006, an increase of approximately $22.0 billion over 1996, according to the United States Department of Commerce. In the department store and specialty jewelry store sectors in which we operate, consumers spent an estimated $12.3 billion on fine jewelry in 2005. We believe that demographic factors such as the maturing U.S. population and an increase in the number of working women, have resulted in greater disposable income, thus contributing to the growth of the fine jewelry retailing industry. Our management also believes that jewelry consumers today increasingly perceive fine jewelry as a fashion accessory, resulting in purchases which augment our gift and special occasion sales.

Growth Strategy.    We intend to continue to pursue the following key initiatives to increase sales and earnings:

•	Increase Comparable Store Sales in our Departments. In our department store based fine jewelry departments, our merchandising and marketing strategy includes emphasizing key merchandise items, increasing focus on holiday and event-driven promotions, participating in host store marketing programs and positioning our departments as ‘‘destination locations’’ for fine jewelry. We believe that comparable store sales (sales from locations open for the same months during the comparable period) will continue to benefit from these strategies. Over the past decade, we have experienced comparable store sales increases (in nine out of ten years) and have consistently outperformed our host store groups with respect to these increases.

•	Add New Stand-Alone Jewelry Stores and Increase Comparable Store Sales. Opening new stores and increasing comparable store sales is part of our long-term growth plan. We plan to open one new Carlyle store in 2007 and two additional stores in 2008. We are currently evaluating new store opportunities for Congress.

•	Open New Channels of Distribution. An important initiative and focus of management is developing opportunities for our growth. We consider it a high priority to identify new businesses, such as additional regional jewelry chains that offer growth, financial viability and manageability and will have a positive impact on shareholder value.

•	Add Departments Within Existing Host Store Groups. Our well established relationships with many of our host store groups have enabled us to add departments in their new store locations. We also seek to add departments within existing host stores that do not currently operate jewelry departments. For example, over the past three years, we added 30 departments in Dillard’s and we plan to add three departments within this host store group in 2007. In addition, we plan to open departments in two Bloomingdale’s stores and three Macy’s stores in 2007.

•	Establish New Host Store Relationships. We have an opportunity to grow by establishing new relationships with department stores that presently operate their own fine jewelry departments or have an interest in opening jewelry departments. We seek to establish these new relationships by demonstrating to department store management the potential for improved financial performance. Through acquisitions, we added Marshall Field’s (now Macy’s North), Dillard’s and Bloomingdale’s to our host store relationships.

•	Improve Operating Leverage. We seek to continue to leverage expenses both by increasing sales at a faster rate than expenses and by reducing our current level of certain operating expenses. For example, we have demonstrated that by increasing the selling space (with host store approval) of certain high volume departments, incremental sales can be achieved without having to incur proportionate increases in selling and administrative expenses. In addition, our management believes we will benefit from further investments in technology and refinements of operating procedures designed to allow our sales associates more time for customer sales and service. Our merchandising and inventory control systems and our point-of-sale systems for our locations provide the foundation for improved productivity and expense control initiatives. Further, our central distribution facilities enhance our ability to optimize the flow of merchandise to selling locations and to reduce payroll and freight costs.

•	Enhance Customer Service Standards and Strengthen Selling Teams. We are continuously developing and evaluating our selling teams. One of our priorities is to effectively manage personnel at our store locations, as they are the talent driving our business at the critical point of sale. We place strong emphasis on training and customer service. We have expanded our interactive, web-based training programs in recent years to provide our associates with a uniform training experience. In order to further our goals of optimizing service levels and driving sales growth, we will continue to incentivize our sales associates by providing performance-based compensation and recognition.

Merchandising Strategy.    In our department store based fine jewelry departments, we seek to maximize sales and profitability through a unique merchandising strategy known as the ‘‘Finlay Triangle’’, which integrates store management (including host store management and our store group management), vendors and our central office. By coordinating efforts and sharing access to information, each Finlay Triangle participant plays a role which emphasizes its area of expertise in the merchandising process, thereby increasing productivity. Within guidelines set by the central office, our store group management contributes to the selection of the specific merchandise most appropriate to the demographics and customer tastes within their particular geographical area. Our advertising initiatives and promotional planning are closely coordinated with both host store management and our store group management to ensure the effective use of our marketing programs. Vendors participate in the decision-making process with respect to merchandise assortment, including the testing of new products, marketing, advertising and stock levels. By utilizing the Finlay Triangle, opportunities are created for the vendor to assist in identifying fashion trends thereby improving inventory turnover and profitability, both for the vendor and us. As a result, our management believes it capitalizes on economies of scale by centralizing certain activities, such as vendor selection, advertising and planning, while allowing store management the flexibility to implement merchandising programs tailored to the host store environments and clientele.

The Finlay Triangle

We have structured our relationships with vendors to encourage sharing of responsibility for marketing and merchandise management. We furnish to vendors, through on-line access to our information systems, the same sales, stock and gross margin information that is available to our store group management and central office for each of the vendor’s styles in our merchandise assortment. Using this information, vendors are able to participate in decisions to replenish inventory which has been sold and to return or exchange slower-moving merchandise. New items are tested in specially selected ‘‘predictor’’ departments where sales experience can indicate an item’s future performance in our other departments. Our management believes that the access and input which vendors have in the merchandising process results in a better assortment, more timely replenishment, higher turnover and higher sales of inventory, differentiating us from our competitors.

Since many of the host store groups in which we operate differ in fashion image and customer demographics, our flexible approach to merchandising is designed to complement each host store’s own merchandising philosophy. We emphasize a ‘‘fashion accessory’’ approach to fine jewelry and watches, and seek to provide items that coordinate with the host store’s fashion focus as well as to maintain stocks of traditional and gift merchandise.

The merchandising strategy for our stand-alone jewelry stores is built around their customer profiles and partnerships with suppliers. Through analysis of customer demographics, fashion trends, industry trends and vendor and store management recommendations, they seek to maximize sales and profitability by merchandising to the customer tastes within the geographic areas in which they operate.

Store Relationships

Department Store Based Fine Jewelry Relationships.    The following table identifies the host store groups in which we operated department store based fine jewelry departments at February 3, 2007, the year in which our relationship with each host store group commenced and the number of departments operated by us in each host store group.

Host Store Group	Inception of Relationship		Number of Departments
Federated
Macy’s South	1983		140
Macy’s Midwest	1992	*	84
Macy’s Northwest	1993		37
Macy’s North	1997	*	56
Subtotal Macy’s			317
Bloomingdale’s	2000		32
Total Federated Departments				349
Bon-Ton
The Bon-Ton/Elder-Beerman	1986		80
Carson Pirie Scott/Bergner’s/Boston Store/Younkers/Herberger’s	1977		82
Total Bon-Ton Departments				162
Other Departments
Gottschalks	1969		39
Lord & Taylor	1978	*	49
Dillard’s	1997		88
Parisian**	1997		33
Total Other Departments				209
Total Departments				720

*	Represents the year in which our relationship began with the host store group previously owned by May.
**	We will operate the Parisian departments through July 2007.

Terms of Department Store Based Fine Jewelry License Agreements.    Our license agreements typically have an initial term of one to five years. All of our license agreements contain provisions for automatic renewal absent prior notice of termination by either party. License agreement renewals range from one to five year periods. In exchange for the right to operate a department within the host store, we pay each host store group a license fee, calculated as a percentage of sales.

Our license agreements typically require host stores to remit sales proceeds for each month (without regard to whether such sales were cash, store credit or national credit card) to us approximately three weeks after the end of such month. Additionally, substantially all of our license agreements provide for accelerated payments during the months of November and December, which require the host store groups to remit to us 75% of the estimated months’ sales prior to or shortly following the end of each such month. Each host store group withholds from the remittance of sales proceeds a license fee and other expenditures, such as advertising costs, which the host store group may have incurred on our behalf.

We are usually responsible for providing and maintaining any fixtures and other equipment necessary to operate our departments, while the host store is typically required to provide clean space for installation of any necessary fixtures. The host store is generally responsible for paying utility costs (except certain telephone charges), maintenance and certain other expenses associated with the operation of the departments. Our license agreements typically provide that we are responsible for the hiring (subject to the suitability of such employees to the host store) and discharge of our sales and department supervisory personnel, and substantially all license agreements require us to provide our employees with salaries and certain benefits comparable to those received by the host store’s employees. Many of our license agreements provide that we may operate the departments in any new stores opened by the host store group. In certain instances, we are operating departments without written agreements, although the arrangements in respect of such departments are generally in accordance with the terms described herein.

Credit.    In the department store based fine jewelry departments, substantially all consumer credit risk is borne by the host store rather than by us. Purchasers of our merchandise at a host store are entitled to the use of the host store’s credit facilities on the same basis as all of the host store’s customers. Payment of credit card or check transactions is generally guaranteed to us by the host store, provided that the proper credit approvals have been obtained in accordance with the host store’s policy. Accordingly, payment to us in respect of our sales proceeds is generally not dependent on when, or if, payment is received by the host store.

Our stand-alone jewelry stores maintain private label credit card programs that are managed by a third-party. We have no liability to the card issuer for bad debt expense, provided that purchases are made in accordance with the issuing banks’ procedures. Our stand-alone jewelry stores’ credit programs are intended to complement their overall merchandising and marketing strategy by encouraging larger and more frequent sales and credit card holders receive special offers and advance notice of in-store sales events. During 2006, such private label credit card purchases accounted for approximately 21.0% of their sales.

Locations Opened/Closed.    During 2006, location openings offset by closings resulted in a net decrease of 251 locations. The openings, which totaled 33 locations, included 26 Finlay departments within existing host store groups, two Carlyle stores and five stores as a result of the acquisition of Congress in November 2006. The closings totaled 284 locations, including 283 Finlay departments and one Carlyle store. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations-2006 Compared with 2005’’.

The following table sets forth data regarding the number of locations which we have operated from the beginning of 2002.

	Fiscal Year Ended
	Feb. 3, 2007	Jan. 28, 2006	Jan. 29, 2005	Jan. 31, 2004	Feb. 1, 2003
Locations:
Open at beginning of year	1,009	962	972	1,011	1,006
Opened during year	33	62	28	32	21
Closed during year	(284)	(15)	(38)	(71)	(16)
Open at end of year	758	1,009	962	972	1,011
Net increase (decrease)	(251)	47	(10)	(39)	5

This data has not been restated to exclude discontinued operations. Refer to the Selected Consolidated Financial Data which provides the number of locations at each year end, as restated for discontinued operations. For the years presented in the table above, closings were primarily attributable to: ownership changes in host store groups; internal consolidation within host store groups; the closing or sale by host store groups of individual stores; host store group decisions to consolidate with one licensee or to operate departments themselves; and our decision to close unprofitable locations. To our management’s knowledge, none of the department closings during the periods presented in the table above resulted from dissatisfaction of a host store group with our performance.

Products and Pricing

Each of our locations offers a broad selection of necklaces, earrings, bracelets, rings and watches. Other than watches, substantially all of the fine jewelry items sold by us are made from precious metals and many also contain diamonds or colored gemstones. We also provide jewelry and watch repair services. We do not carry costume or gold-filled jewelry. Specific brand identification is generally not important within the fine jewelry business, except for watches and designer jewelry. The department store based fine jewelry departments emphasize brand name vendors, including Citizen, Bulova, Movado and Seiko with respect to watches. The Bloomingdale’s store group emphasizes designer jewelry including David Yurman, John Hardy, Phillipe Charriol, Roberto Coin and Judith Ripka. The stand-alone jewelry stores emphasize the Rolex watch brand in addition to designer jewelry.

The following table sets forth the sales and percentage of sales by category of merchandise for 2006, 2005 and 2004 (dollars in thousands):

	Fiscal Year Ended
	February 3, 2007				January 28, 2006				January 29, 2005
	Department Store Based Fine Jewelry Departments		Stand-alone Jewelry Stores(1)		Department Store Based Fine Jewelry Departments		Stand-alone Jewelry Stores(2)		Department Store Based Fine Jewelry Departments
	Sales	% of Sales	Sales	% of Sales	Sales	% of Sales	Sales	% of Sales	Sales	% of Sales
Diamonds	$173,304	26.5%	$29,847	27.6%	$173,802	27.1%	$19,462	28.1%	$170,614	26.4%
Gemstones	132,978	20.3	10,710	9.9	132,073	20.6	5,159	7.5	137,654	21.3
Gold	123,880	19.0	1,637	1.5	127,145	19.9	1,130	1.6	138,301	21.4
Watches	92,090	14.1	43,185	39.9	89,475	14.0	26,290	37.8	92,416	14.3
Designer	49,420	7.6	15,798	14.6	39,568	6.2	13,278	19.1	37,483	5.8
Other(3)	81,973	12.5	6,973	6.5	78,178	12.2	4,171	5.9	69,797	10.8
Total Sales	$653,645	100.0%	$108,150	100.0%	$640,241	100.0%	$69,490	100.0%	$646,265	100.0%

(1)	Sales for 2006 include Congress since the date of acquisition.
(2)	Sales for 2005 include Carlyle since the date of acquisition.
(3)	Includes special promotional items, remounts, estate jewelry, pearls, beads, cubic zirconia, sterling silver and men’s jewelry, as well as repair services and accommodation sales to our employees.

The department store based fine jewelry departments sell merchandise at prices generally ranging from $100 to $1,000. In 2006, the average price of items sold by these departments was approximately $248 per item. An average department has over 5,000 items in stock. Many of our license agreements with host store groups restrict us from selling certain types of merchandise or, in some cases, selling particular merchandise below certain price points. In 2006, the average price of items sold by our stand-alone jewelry stores was approximately $1,400 and these stores have, on average, approximately 3,000 to 4,000 items in stock.

Consistent with fine jewelry retailing in general, a substantial portion of our department store based fine jewelry sales are made at prices discounted from listed retail prices. Our advertising and promotional planning are closely coordinated with our host store’s marketing efforts. A substantial portion of our sales occur during publicized sales events. The amount of time during which merchandise may be offered at discount prices is limited by applicable laws and regulations. See ‘‘Legal Proceedings’’.

Purchasing and Inventory

General.    A key element of our strategy has been to lower the working capital investment required for operating our existing locations and opening new locations. At the end of 2006, our net investment in inventory (i.e., the total cost of inventory owned and paid for) was approximately 60% of the total cost of our on-hand merchandise. At the end of 2006, approximately 30% of our merchandise was held on consignment and certain additional inventory had been purchased with extended payment terms. We are generally granted exchange privileges which permit us to return or exchange unsold merchandise for new products at any time. In addition, we structure our relationships with vendors to encourage their participation in and responsibility for merchandise management. By making the vendor a participant in our merchandising strategy, we have created opportunities for the vendor to assist in identifying fashion trends, thereby improving inventory turnover and profitability. As a result, our direct capital investment in inventory is at a level which we believe is low for the retail jewelry industry. In addition, this strategy reduces our inventory exposure to changing fashion trends because unsold consignment merchandise can be returned to the vendor.

In 2006, approximately 43.5% of sales related to the department store based fine jewelry departments were generated by merchandise obtained from their ten largest vendors (out of a total of approximately 500 vendors) and, approximately 9.0% of sales related to the department store based fine jewelry departments were generated by merchandise obtained from their largest vendor. Additionally, merchandise obtained from the stand alone jewelry stores’ two largest vendors generated approximately 44% of their sales in 2006.

Operations

General

Department Store Based Fine Jewelry Departments.    Most of our departments have between 50 and 150 linear feet of display cases (with an average of approximately 80 linear feet) generally located in high traffic areas on the main floor of our host stores. Each department is supervised by a manager whose primary duties include customer sales and service, scheduling and training of personnel, maintaining security controls and merchandise presentation. Each department is open for business during the same hours as its host store.

To parallel host store operations, we have established separate group service organizations responsible for managing departments operated for each host store. Staffing for each group organization varies with the number of departments in each group. Typically, we service each host store group with a group manager, an assistant group manager or director of stores, one merchandise manager, one operations manager, one human resources manager, three or more regional supervisors who oversee the individual department managers and a number of clerical employees. Each group manager reports to one of two regional vice presidents. In our continued efforts to improve comparable department sales through improved operating efficiency, we have taken steps to minimize administrative tasks at the department level, to improve customer service and, as a result, sales.

We had average sales per linear foot of approximately $11,500 over the past three years. We determine average sales per linear foot by dividing our sales by the aggregate estimated measurements of the outer perimeters of the display cases of our departments. We had average sales per department of approximately $917,000, $909,000 and $941,000 in 2006, 2005 and 2004, respectively.

Stand-Alone Jewelry Stores.    Each stand-alone jewelry store is supervised by a manager whose primary responsibilities include customer sales and service, scheduling and training of personnel, maintaining security controls and merchandise presentation. For the Carlyle stores, each store manager reports to one of four regional vice presidents, who are responsible for the supervision of up to nine stores. Carlyle had average sales per store of $3.1 million in 2006. For the Congress stores, each store manager reports to the one regional vice president.

Management Information and Inventory Control Systems.    The department store based fine jewelry business, along with its vendors, use our management information systems to monitor sales, gross margin and inventory performance by location, merchandise category, style number and vendor. Using this information, the Finlay licensed business is able to monitor merchandise trends and variances in performance and improve the efficiency of our inventory management. Our merchandising and inventory control systems and point-of-sale systems for our locations have provided improved analysis and reporting capabilities. Additionally, each of the Finlay licensed business, Carlyle and Congress measure the productivity of their sales forces by maintaining current statistics for each employee such as sales per hour, transactions per hour and transaction size.

Personnel and Training.    We consider our employees an important component of our operations and devote substantial resources to training and improving the quality of sales and management personnel.

As of the end of 2006, we regularly employed approximately 4,500 people of which approximately 95% were regional and local sales and supervisory personnel with the balance employed in administrative or executive capacities. Of our 4,500 employees, approximately 2,000 were part-time employees, working less than 32 hours per week. Our labor requirements fluctuate because of the seasonal nature of our business. Our management believes that relations with our employees are good. Less than 1% of our employees are unionized.

Advertising.    With respect to our department store based fine jewelry business, we promote our products primarily through four-color direct mail catalogs using targeted mailing lists developed by our host stores, and newspaper advertising. We maintain an in-house advertising staff responsible for preparing the majority of our advertisements and for coordinating the finished advertisements with our host stores. We also participate in the majority of our host stores’ promotional activities including direct mail postcards and coupons. The majority of our license agreements with host store groups require us to expend certain specified minimum percentages of the respective department’s annual sales on advertising and promotional activities. With respect to our stand-alone jewelry stores, their products are promoted through direct mail, outdoor and regional print advertising and sponsorships.

Inventory Loss Prevention and Insurance.    We undertake substantial efforts to safeguard our merchandise from loss or theft, including the installation of safes and lockboxes at each location and the taking of a daily diamond inventory count. Additionally, with respect to our stand-alone jewelry stores, each store has a sophisticated security system in place. During 2006, inventory shrinkage amounted to approximately 0.5% of sales. We maintain insurance covering the risk of loss of merchandise in transit or on our premises (whether owned or on consignment) in amounts that management believes are reasonable and adequate for the types and amounts of merchandise we offer for sale.

Gold Hedging.    During the majority of 2006, and from time to time in past years, we have entered into forward contracts based upon the anticipated sales of consigned gold merchandise. These contracts aided our efforts in hedging against the risk of gold price fluctuations, as the cost of gold for our consigned gold merchandise was not fixed until the merchandise was sold, exposing us to the risk of fluctuations in the price of gold between the time we established the advertised or other retail price of a particular item and the date on which the sale of the item was reported to the vendor or the gold consignor. At February 3, 2007, we had no open positions in gold forward contracts. At January 28, 2006, we had two open positions in gold forward contracts totaling 10,000 fine troy ounces, to purchase gold for $5.1 million. Beginning in January 2007, we will purchase gold merchandise directly from our vendors under an owned inventory program.

Competition

We face competition for retail jewelry sales from national and regional jewelry chains, other department stores in which we do not operate fine jewelry departments, local independently owned jewelry stores, specialty stores, mass merchandisers, catalog showrooms, discounters, direct mail suppliers, televised home shopping and internet merchants. Our management believes that competition in the retail jewelry industry is based primarily on quality, fashion appeal and perceived value of the product offered and on the reputation, integrity and service of the retailer.

Seasonality

Our business is subject to substantial seasonal variations. Historically, we have realized a significant portion of our sales, cash flow and net income in the fourth quarter of the year principally due to sales from the holiday season. We expect that this general pattern will continue. Our results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of new location openings and location closings.

Available Information

Our internet address is www.finlayenterprises.com. We make available free of charge on this website our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(b) of the Securities Exchange Act of 1934 (the ‘‘Exchange Act’’), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the ‘‘Commission’’).

In addition, we provide, at no cost, paper or electronic copies of our reports and other filings made with the Commission. Requests should be directed to the Corporate Secretary at:

Finlay Enterprises, Inc. 529 Fifth Avenue New York, NY 10017

Our corporate governance guidelines and the charters for our Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee may also be found on our website at www.finlayenterprises.com under ‘‘Governance’’. In addition, our website contains our Codes of Business Conduct and Ethics, which apply to our directors, officers and employees.

The information on the website listed above, is not and should not be considered part of this annual report on Form 10-K and is not incorporated by reference in this document. This website is only intended to be an inactive textual reference.

Item 1A.    Risk Factors

Forward-Looking Information and Risk Factors that May Affect Future Results

Set forth below are certain important risks and uncertainties that could adversely affect our results of operations or financial condition and cause our actual results to differ materially from those expressed in the forward-looking statements made by us. See ‘‘Forward Looking Statements’’ in Item 7 for additional risk factors.

The loss of our relationship with Federated, or significant store closures by our host store groups, would materially adversely affect our business.

We primarily operate licensed fine jewelry departments in major department stores and, as such, our business is substantially dependent on our relationships with our host store groups, especially Federated. In 2006, our department store based fine jewelry sales were 85.8% of our total sales and approximately 57% of our total sales were generated by departments operated in store groups owned by Federated (excluding the Federated departments that closed in 2006 and Lord & Taylor). As of February 3, 2007, we operated a total of 349 departments in five of Federated’s eight divisions, which excludes 194 departments that were either divested or phased into the Macy’s East or Macy’s West divisions during the first half of 2006. Additionally, in May 2006, the Company announced that Belk would not renew Finlay Jewelry’s license agreement due to Belk’s acquisition of a privately-held company that currently licenses fine jewelry departments in certain of the Belk stores. The termination of the license agreement, effective at the end of 2006, resulted in the closure of 75 departments. Further, in October 2006, Belk acquired Parisian from Saks. We will continue to operate the Parisian departments through August 4, 2007. A decision by Federated, or certain of our other host store groups, to terminate existing relationships, transfer the operation of some or all of their departments to a competitor, assume the operation of those departments themselves, or close a significant number of stores, would have a material adverse effect on our business and financial condition.

We may not be able to successfully expand our business or increase the number of departments we operate.

A significant portion of our historical growth in sales and income from operations has resulted from our ability to obtain licenses to operate departments in new host store groups and the addition of new departments in existing host store groups. We cannot predict the number of departments we will operate in the future.

The seasonality of the retail jewelry business makes our profitability substantially dependent on our fourth quarter results.

Our business is highly seasonal, with a significant portion of our sales and income from operations generated during the fourth quarter of each year, which includes the year-end holiday season. The fourth quarter of 2006 accounted for 42.0% of our annual sales. We have typically experienced net losses in the first three quarters of our fiscal year. During these periods, working capital requirements have been funded by borrowings under our Revolving Credit Facility. This pattern is expected to continue. A substantial decrease in sales during the fourth quarter, whether resulting from adverse weather conditions, natural disasters, supply chain problems or any other cause, would have a material adverse effect on our profitability and our financial condition.

Our locations are heavily dependent on customer traffic and the continued popularity of our host stores and malls.

The success of our locations depends, in part, on the ability of host stores to generate customer traffic in their stores, and the continuing popularity of malls and department stores as shopping destinations. Customer traffic, sales volume and earnings may be adversely affected by economic slowdowns in a particular geographic area, the closing of anchor tenants, or competition from retailers such as discount and mass merchandise stores and other department and specialty jewelry stores where we do not have locations.

We may not be able to successfully identify, finance, integrate or make acquisitions outside of the licensed jewelry department business.

We may from time to time examine opportunities to acquire or invest in companies or businesses that complement our existing core business, such as the acquisition of Carlyle in May 2005 and Congress in November 2006. There can be no assurance that the Carlyle or Congress acquisitions or any other future acquisitions by us will be successful or improve our operating results. In addition, our ability to complete acquisitions will depend on the availability of both suitable target businesses and acceptable financing. Any acquisitions may result in a potentially dilutive issuance of additional equity securities, the incurrence of additional debt or increased working capital requirements. Such acquisitions could involve numerous additional risks, including difficulties in the assimilation of the operations, products, services and personnel of any acquired company, diversion of our management’s attention from other business concerns, and expansion into new businesses with which we may have no prior experience.

Our substantial debt and the terms of our debt instruments could adversely affect our business.

We currently have a significant amount of debt. As of February 3, 2007, we had $200.0 million of debt outstanding under our 8 3/8% Senior Notes due June 1, 2012, having an aggregate principal amount of $200.0 million (the ‘‘Senior Notes’’). Additionally, at February 3, 2007, borrowings under the Revolving Credit Agreement were $45.9 million and we had letters of credit outstanding totaling $6.1 million under our $225.0 million Revolving Credit Facility. During 2006, our average revolver balance was $69.2 million and we peaked in usage at $175.5 million, at which point the available borrowings were an additional $37.4 million. Subject to the terms of the covenants relating to our indebtedness, we may incur additional indebtedness, including secured debt, in the future. Our high leverage could make us more vulnerable to general changes in the economy.

Our profitability depends, in part, upon our ability to continue to obtain substantial amounts of merchandise on consignment.

The willingness of vendors to enter into consignment arrangements may vary substantially from time to time based on a number of factors, including the merchandise involved, the financial resources of vendors, interest rates, availability of financing, fluctuations in gem and gold prices, inflation, our financial condition and a number of other economic or competitive conditions in the jewelry business or generally.

A decline in discretionary consumer spending may adversely affect our industry, our operations and our profitability.

Luxury products, such as fine jewelry, are discretionary purchases for consumers. Any reduction in consumer discretionary spending or disposable income may affect our industry more significantly than other industries. Many economic factors outside of our control could affect consumer discretionary spending, including the financial markets, consumer credit availability, prevailing interest rates, energy costs, employment levels, salary levels and tax rates. Any reduction in discretionary consumer spending could materially adversely affect our business and financial condition, especially if such changes were to occur in the fourth quarter of our fiscal year.

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

We face competition for retail jewelry sales from national and regional jewelry chains, other department stores in which we do not operate the fine jewelry departments, local independently owned jewelry stores, specialty stores, mass merchandisers, catalog showrooms, discounters, direct mail suppliers, internet merchants and televised home shopping. Some of our competitors are substantially larger and have greater financial resources than us. Competition may result in price pressure, reduced gross margins and loss of market share, any of which could substantially harm our business and results of operations.

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

In 2006, approximately 43.5% of sales related to the department store based fine jewelry departments were generated by merchandise obtained from their ten largest vendors, and approximately 9.0% of sales related to the these departments were generated by merchandise obtained from their largest vendor. Merchandise obtained from our stand-alone jewelry stores’ two largest vendors generated approximately 44% of their sales. There can be no assurance that we can identify, on a timely basis, alternate sources of merchandise supply in the case of an abrupt loss of any of our significant suppliers. Additionally, we receive allowances from our vendors through a variety of programs and arrangements, including cooperative advertising. A significant reduction in the collection of such allowances may negatively impact our future gross margins and/or increase future selling, general and administrative expenses (‘‘SG&A’’), and may reduce future net income.

Our success depends on our ability to identify and rapidly respond to fashion trends.

The jewelry industry is subject to rapidly changing fashion trends and shifting consumer demands. Accordingly, our success depends on the priority that our target customers place on fashion and our ability to anticipate, identify and capitalize upon emerging fashion trends. If we misjudge fashion trends and are unable to adjust our product offerings in a timely manner, our net sales may decline or fail to meet expectations and any excessive inventory may need to be sold at lower prices.

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

We depend on key personnel.

Our success depends to a significant extent upon our ability to retain key personnel, particularly Arthur E. Reiner, our Chairman and Chief Executive Officer. The loss of Mr. Reiner’s services or those of our current members of senior management, or our failure to attract talented new employees, could have a material adverse effect on our business.

The terms of our debt instruments and other obligations impose financial and operating restrictions.

The Revolving Credit Agreement and the indenture relating to the Senior Notes contain restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. These covenants include limitations on, or relating to, capital expenditures, liens, indebtedness, investments, mergers, acquisitions, affiliated transactions, management compensation and the payment of dividends and other restricted payments. As of February 3, 2007, we are in compliance with all of our covenants.

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

Our stand-alone jewelry store business could be adversely affected if it is unable to successfully negotiate favorable lease terms.

All of the Carlyle and Congress stores are leased. As of February 3, 2007, Carlyle had a total of 33 stores and Congress had five stores. Carlyle’s store leases are generally for a term of ten years and Congress’ store leases have terms ranging from five to ten years, several of which have renewal options. Rent for those stores is a fixed minimum base plus, for certain of the stores, a percentage of store sales in excess of a specified threshold. Carlyle and Congress have generally been successful in negotiating leases for new stores and lease renewals. However, our stand-alone jewelry store business, financial condition and operating results could be adversely affected if they are unable to continue to negotiate favorable new and renewal lease terms.

We could have failures in our system of internal control over financial reporting.

We maintain a documented system of internal control over financial reporting which is reviewed and monitored by management, who meet regularly with the Audit Committee of our Board of

Directors. We believe we have a well-designed system to maintain adequate internal control; however, there can be no assurances that control deficiencies will not arise in the future. Although we have devoted significant resources to document, test, monitor and improve our internal control, we cannot be certain that these measures will ensure that our controls will be adequate in the future or that adequate controls will be effective in preventing fraud. Any failures in the effectiveness of our internal control over financial reporting could have a material adverse effect on the accuracy of our financial statements and our ability to detect fraud and could cause us to fail to meet reporting obligations.

Item 1B.    Unresolved Staff Comments

Not Applicable.

Item 2.    Properties

The only real estate owned by us are Finlay’s central distribution facility, totaling 106,200 square feet located in Orange, Connecticut and Carlyle’s executive and administrative office, totaling approximately 19,700 square feet located in Greensboro, North Carolina. In addition, we lease approximately 18,400 square feet at 521 Fifth Avenue, New York, New York, and 49,100 square feet at 529 Fifth Avenue, New York, New York for our executive, accounting, advertising, merchandising, information systems and other administrative functions. The leases for such space expire September 30, 2008. Generally, as part of our department store based fine jewelry license agreements, our host stores provide office space for our host store group management personnel free of charge. Congress’ 4,360 square foot executive and administrative office is located in Bonita Springs, Florida, the lease for which expires on March 31, 2011.

At February 3, 2007, Carlyle had a total of 33 leased stores and Congress had five leased stores, which leases expire on various dates through 2016. Carlyle’s store leases are generally for a term of ten years and Congress’ store leases have terms ranging from five to ten years, several of which have renewal options. Rent for these stores is a fixed minimum base plus, for certain of the stores, a percentage of store sales in excess of a specified threshold.

Item 3.    Legal Proceedings

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. As of April 13, 2007, we are not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our consolidated financial statements. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our consolidated financial statements.

Commonly in the retail jewelry industry, a substantial amount of merchandise is sold at a discount to the ‘‘regular’’ or ‘‘original’’ price. Our experience is consistent with this practice. A number of states in which we operate have regulations which require retailers who offer merchandise at discounted prices to offer the merchandise at the ‘‘regular’’ or ‘‘original’’ prices for stated periods of time. Our management believes we are in substantial compliance with all applicable legal requirements with respect to such practices.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $.01 per share (‘‘Common Stock’’), is traded on the NASDAQ Global Market under the symbol ‘‘FNLY’’. The high and low sales prices for the Common Stock during 2006 and 2005 were as follows:

	Fiscal Year Ended
	February 3, 2007		January 28, 2006
	High	Low	High	Low
First Quarter	$11.02	$7.64	$17.94	$10.86
Second Quarter	11.30	6.70	13.35	10.59
Third Quarter	8.39	6.15	13.95	7.50
Fourth Quarter	9.64	6.78	12.30	7.37

We have never paid cash dividends on our Common Stock and we have no present intention to pay any cash dividends in the foreseeable future. Certain restrictive covenants in the indenture relating to the Senior Notes and the Revolving Credit Agreement impose limitations on the payment of dividends by us (including Finlay Jewelry’s ability to pay dividends to us). Additionally, the Senior Notes and the Revolving Credit Agreement currently restrict the amount of annual distributions from Finlay Jewelry to us.

During 2006 and 2005, there were no cash dividends distributed by Finlay Jewelry to the Company. During 2004, cash dividends of $39.7 million were distributed by Finlay Jewelry to the Company. Additionally, during 2004, Finlay Jewelry repaid an intercompany tax liability due to the Company totaling $43.4 million. The distributions during 2004 were generally utilized to repurchase the 9% Senior Debentures, due May 1, 2008, having an aggregate principal amount of $75.0 million (the ‘‘Old Senior Debentures’’), to pay interest on the Old Senior Debentures and to purchase Common Stock under our stock repurchase program, which expired in September 2005.

As of April 13, 2007, there were 9,181,025 shares of Common Stock outstanding and approximately 30 record holders of the Common Stock, including holders who are nominees for an undetermined number of beneficial owners, estimated to be in excess of 500. The last reported sale price for the Common Stock on the NASDAQ Global Market on April 13, 2007 was $5.98.

Issuer Purchases of Equity Securities

There were no repurchases of equity securities by us during the fourth quarter of 2006.

Our stock repurchase program expired on September 30, 2005 and has not been renewed. We repurchased a total of 2,207,904 shares for $27.4 million under the stock repurchase program from inception through September 30, 2005.

Additionally, during 2006, we repurchased a total of 19,462 shares for approximately $188,000 pursuant to our long-term incentive plan, to satisfy tax withholdings obligations related to the issuance of Common Stock to certain executives.

Item 6.	Selected Consolidated Financial Data

The selected consolidated financial information below should be read in conjunction with ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and the Consolidated Financial Statements and Notes thereto. As a result of the consolidation of certain of our host store groups and the loss of certain host store license agreements, the results of operations of the stores closed during 2006 and 2003 have been segregated from those of continuing operations, net of tax, and classified as discontinued operations for all periods presented. The statement of cash flows data and balance sheet data as of and for each of the years ended February 3, 2007, January 28, 2006,

January 29, 2005, January 31, 2004 and February 1, 2003 have been derived from our audited Consolidated Financial Statements. The results of operations for 2006 include Congress’ results of operations since the date of acquisition. The results of operations for 2005 include Carlyle’s results of operations since the date of acquisition.

	Fiscal Year Ended(1)
	Feb. 3, 2007	Jan. 28, 2006	Jan. 29, 2005	Jan. 31, 2004	Feb. 1, 2003
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Sales	$761,795	$709,731	$646,265	$632,349	$618,698
Cost of sales	402,915	361,855	322,432	313,868	302,118
Gross margin(3)	358,880	347,876	323,833	318,481	316,580
Selling, general and administrative expenses	331,261	312,694	290,887	286,052	284,991
Credit associated with the closure of Sonab(4)	—	—	(364)	—	(1,432)
Depreciation and amortization	15,137	14,712	14,512	14,309	14,231
Impairment of goodwill(5)	—	77,288	—	—	—
Income (loss) from operations	12,482	(56,818)	18,798	18,120	18,790
Interest expense, net	23,501	21,903	20,579	21,811	22,609
Other expense(6)	—	79	9,090	—	—
Loss from continuing operations before income taxes and cumulative effect of accounting change	(11,019)	(78,800)	(10,871)	(3,691)	(3,819)
Benefit for income taxes	(4,637)	(6,005)	(5,796)	(1,623)	(1,843)
Loss from continuing operations before cumulative effect of accounting change	(6,382)	(72,795)	(5,075)	(2,068)	(1,976)
Discontinued operations, net of tax(2)	10,790	17,059	21,100	10,478	26,224
Cumulative effect of accounting change, net of tax(7)	—	—	—	—	(17,209)
Net income (loss)	$4,408	$(55,736)	$16,025	$8,410	$7,039
Net income (loss) per share applicable to common shares:
Basic and Diluted net income (loss) per share:
Loss from continuing operations before cumulative effect of accounting change	$(0.71)	$(8.11)	$(0.58)	$(0.23)	$(0.21)
Discontinued operations	1.20	1.90	2.41	1.16	2.79
Cumulative effect of accounting change	—	—	—	—	(1.83)
Net income (loss)	$0.49	$(6.21)	$1.83	$0.93	$0.75
Weighted average number of shares and share equivalents outstanding (000’s):
Basic and Diluted	9,017	8,981	8,737	9,012	9,416
Operating and Financial Data:
Number of locations (end of year)	758	738	702	671	711
Percentage increase (decrease) in sales	7.3%	9.8%	2.2%	2.2%	(2.6)%
Percentage increase in comparable store sales(8)	8.2%	0.7%	2.7%	2.3%	0.1%
Average sales per location(9)	$1,018	$986	$941	$915	$872
EBITDA(5)(10)	27,619	(42,106)	33,310	32,429	33,021
Most directly comparable GAAP measures:
Net income (loss)	$4,408	$(55,736)	$16,025	$8,410	$7,039
Cash flows provided by (used in) operating activities(11)	$(43,241)	$27,309	$27,041	$41,183	$45,060
Capital expenditures	$11,834	$11,869	$12,667	$12,934	$12,489
Cash flows provided by (used in):
Operating activities(11)	$(43,241)	$27,309	$27,041	$41,183	$45,060
Investing activities	(18,094)	(40,659)	(12,667)	(12,934)	(15,750)
Financing activities	35,559	(22,902)	(41,233)	(6,278)	(9,348)
Balance Sheet Data-End of Period:
Working capital	$259,473	$252,356	$234,210	$239,134	$208,990
Total assets	537,354	521,482	560,908	595,022	580,485
Short-term debt, including current portion of long-term debt	45,876	—	—	—	—
Long-term debt	200,000	200,000	200,000	225,000	225,000
Total stockholders’ equity	122,229	116,285	169,181	152,896	149,036

(1)	Each of the fiscal years for which information is presented includes 52 weeks except 2006, which includes 53 weeks.
(2)	As a result of the consolidation of certain of our host store groups and the loss of certain host store license agreements in 2006 and 2003, and in accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets’’ (‘‘SFAS No. 144’’), the results of operations of the stores closed during 2006 and 2003 have been segregated from continuing operations and reflected as discontinued operations for financial statement purposes for all periods presented. Refer to Note 13 of Notes to Consolidated Financial Statements for additional information regarding discontinued operations in 2006.
(3)	We utilize the last-in, first-out (‘‘LIFO’’) method of accounting for inventories. If we had valued inventories using the first-in, first-out inventory valuation method, the gross margin would have increased as follows: $7.2 million, $2.6 million, $2.1 million, $4.5 million and $2.2 million for 2006, 2005, 2004, 2003 and 2002, respectively. During the third quarter of 2004, we changed our method of determining price indices used in the valuation of LIFO inventories.
(4)	Included in Credit associated with the closure of Sonab, our former European licensed jewelry department subsidiary, for 2004 and 2002 is a $0.4 million and $1.4 million credit, respectively, which represents a revision of our estimate of closure expenses to reflect our remaining liability associated with the closure of Sonab.
(5)	During the second quarter of 2005, Federated announced its intention to divest, beginning in 2006, certain stores in which we operated the fine jewelry departments. Based on this business indicator, we used our SFAS No. 142, ‘‘Goodwill and Other Intangible Assets’’ model to evaluate the carrying value of goodwill as of July 30, 2005. As a result, we determined that goodwill was impaired and an impairment of $77.3 million, on a pre-tax basis, was recorded during 2005. Refer to Note 14 of Notes to Consolidated Financial Statements for additional information regarding the impairment of goodwill.
(6)	Other expense for 2005 includes approximately $0.1 million associated with a loss on foreign exchange related to a refund of foreign taxes. Other expense for 2004 includes pre-tax charges of approximately $9.1 million, including $6.7 million for redemption premiums paid on the Old Senior Debentures and the 8-3/8% Senior Notes, due May 1, 2008, having an aggregate principal amount of $150.0 million (the ‘‘Old Senior Notes’’), $2.1 million to write-off deferred financing costs related to the refinancing of the Old Senior Debentures and the Old Senior Notes and $0.3 million for other expenses. Refer to Note 5 of Notes to Consolidated Financial Statements for additional information regarding the debt refinancing.
(7)	In accordance with the provisions of the Financial Accounting Standards Board’s (‘‘FASB’’) Emerging Issues Task Force (‘‘EITF’’) Issue No. 02-16, ‘‘Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor’’ (‘‘EITF 02-16’’), we recorded a cumulative effect of accounting change as of February 3, 2002, the date of adoption, that decreased net income for 2002 by $17.2 million, net of tax of $11.7 million. The application of EITF 02-16 changed our accounting treatment for the recognition of vendor allowances. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information regarding EITF 02-16.
(8)	Comparable store sales are calculated by comparing sales from locations open for the same months in the comparable periods. These figures have not been restated to exclude the discontinued operations. The percentage increase in comparable store sales for 2006, excluding discontinued operations, was 2.1%.
(9)	Average sales per location is determined by dividing sales by the average of the number of locations open at the beginning and at the end of each period.
(10)	Our definition of EBITDA is earnings before interest, taxes, depreciation and amortization. Management uses EBITDA as one of several factors in evaluating our operating performance as compared to prior years and our financial plan. We also use a variation of EBITDA to determine incentive compensation payments. We believe EBITDA provides useful information for determining our ability to meet future debt service requirements. EBITDA is also widely used by us and others in our industry to evaluate and price potential acquisitions and it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance and to determine a company’s ability to service and/or incur debt.
EBITDA should not be construed as a substitute for income from operations, net income or cash flows from operating activities (all as determined in accordance with generally accepted accounting principles (‘‘GAAP’’)) for the purpose of analyzing our operating performance, financial position and cash flows, as EBITDA is not defined by generally accepted accounting principles. EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for the analysis of our results as reported under GAAP. Some of these limitations include:
•	EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures, or contractual commitments;
•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will likely require replacement in the future, and EBITDA does not reflect any cash requirements for such replacements;
•	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•	EBITDA does not reflect the significant interest expense, or the cash requirements necessary, to service interest or principal payments on our debt; and
•	Other companies in our industry may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure.
Because of these limitations, EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA only supplementally. See the Statements of Cash Flows included in our consolidated financial statements.

Because we consider EBITDA useful as an operating measure, a reconciliation of EBITDA to Net income (loss) follows for the periods indicated:

	Fiscal Year Ended
	Feb. 3, 2007	Jan. 28, 2006	Jan. 29, 2005	Jan. 31, 2004	Feb. 1, 2003
	(Dollars in thousands)
EBITDA	$27,619	$(42,106)	$33,310	$32,429	$33,021
Depreciation and amortization	(15,137)	(14,712)	(14,512)	(14,309)	(14,231)
Interest expense, net	(23,501)	(21,903)	(20,579)	(21,811)	(22,609)
Other expense	—	(79)	(9,090)	—	—
Benefit for income taxes	4,637	6,005	5,796	1,623	1,843
Discontinued operations	10,790	17,059	21,100	10,478	26,224
Cumulative effect of accounting change	—	—	—	—	(17,209)
Net income (loss)	$4,408	$(55,736)	$16,025	$8,410	$7,039

Because we also consider EBITDA useful as a liquidity measure, a reconciliation of EBITDA to our net cash provided by (used in) operating activities follows for the periods indicated:

	Fiscal Year Ended
	Feb. 3, 2007	Jan. 28, 2006	Jan. 29, 2005	Jan. 31, 2004	Feb. 1, 2003
	(Dollars in thousands)
EBITDA	$27,619	$(42,106)	$33,310	$32,429	$33,021
Impairment of goodwill	—	77,288	—	—	—
Discontinued operations, excluding write-down of goodwill and depreciation expense	14,050	21,472	23,907	28,643	29,559
Interest expense, net	(23,501)	(21,903)	(20,579)	(21,811)	(22,609)
Other expense	—	(79)	—	—	—
Benefit for income taxes	4,637	6,005	5,796	1,623	1,843
Loss on disposal of fixed assets	6,072	182	902	—	—
Amortization of deferred financing costs	1,319	1,185	1,125	1,033	1,246
Amortization of restricted stock compensation and restricted stock units	1,419	1,216	1,358	531	304
Credit associated with the closure of Sonab	—	—	(364)	—	(1,432)
Deferred income tax provision	(1,409)	(5,457)	12,337	6,784	3,994
Other	(265)	106	1,180	77	258
Changes in assets and liabilities, net of effects from purchase of Congress in 2006 and Carlyle in 2005:
(Increase) decrease in accounts and other receivables	4,810	(23,057)	1,769	(7,501)	(7,407)
(Increase) decrease in merchandise inventories	(33,069)	1,989	(5,641)	(9,404)	24,348
(Increase) decrease in prepaid expenses and other	87	(262)	(342)	642	(871)
Increase (decrease) in accounts payable and accrued liabilities	(45,010)	10,730	(27,717)	8,137	(17,194)
Net cash provided by (used in) operating activities	$(43,241)	$27,309	$27,041	$41,183	$45,060

(11)	Included in 2006 as a use of cash, is the increase in inventory as a result of the termination and retirement of $49.9 million under the Gold Consignment Agreement.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (‘‘MD&A’’) is organized as follows:

•	Executive Overview — This section provides a general description of our business and a brief discussion of the opportunities, risks and uncertainties that we focus on in the operation of our business.

•	Results of Operations — This section provides an analysis of the significant line items on the consolidated statements of operations.

•	Liquidity and Capital Resources — This section provides an analysis of liquidity, cash flows, sources and uses of cash, contractual obligations and financial position.

•	Seasonality — This section describes the effects of seasonality on our business.

•	Critical Accounting Policies and Estimates — This section discusses those accounting policies that are considered important to our financial condition and results of operations, and require us to exercise subjective or complex judgments in their application. In addition, all of our significant accounting policies, including critical accounting policies, are summarized in Note 2 to the Consolidated Financial Statements.

•	Special Note Regarding Forward-Looking Statements — This section provides cautionary information about forward-looking statements and description of certain risks and uncertainties that could cause actual results to differ materially from our historical results or current expectations or projections.

This MD&A has been updated for the purpose of restating our financial statements for stores which have been treated as discontinued operations during 2006.

In May 2005, Finlay Jewelry completed the acquisition of Carlyle. The purchase price was approximately $29.0 million plus transaction fees and the assumption of $17.1 million of debt. The transaction was financed with additional borrowings under the Revolving Credit Agreement. Carlyle’s results of operations are included in the accompanying Consolidated Statements of Operations since the date of acquisition.

In November 2006, Finlay Jewelry completed the acquisition of Congress, a privately-owned regional chain of five jewelry stores located in southwest Florida, with annual sales of approximately $23.6 million in 2006. The purchase price was $6.0 million plus transaction fees and the assumption of $10.0 million of debt. The transaction was financed with additional borrowings under the Revolving Credit Agreement. Congress’ results of operations are included in the accompanying Consolidated Statements of Operations since the date of acquisition.

Executive Overview

Our Business

We are one of the leading retailers of fine jewelry in the United States and primarily operate licensed fine jewelry departments in major department stores where we sell a broad selection of moderately priced jewelry, with an average sales price of approximately $248 per item. We also operate stand-alone jewelry stores which sell luxury priced jewelry, with an average sales price of approximately $1,400 per item. We have two operating segments – department store based fine jewelry departments and stand-alone jewelry stores. As of February 3, 2007, we operated a total of 758 locations, including 720 department store based fine jewelry departments in eleven host store groups, in 40 states and the District of Columbia, as well as 33 Carlyle specialty jewelry stores in nine states, located principally in the southeastern United States and five Congress specialty jewelry stores in southwest Florida.

Our primary focus is to offer desirable and competitively priced products, a breadth of merchandise assortments and to provide superior customer service. Our ability to quickly identify emerging trends and maintain strong relationships with vendors has enabled us to present better assortments in our showcases. With respect to our department store based fine jewelry departments, we believe that we are an important contributor to each of our host store groups and we continue to seek opportunities to penetrate the department store segment. By outsourcing their fine jewelry departments to us, host store groups gain our expertise in merchandising, selling and marketing jewelry and customer service. Additionally, by avoiding high working capital investments typically required of the traditional retail jewelry business, host stores improve their return on investment and increase their profitability. As a licensee, we benefit from the host stores’ reputation, customer traffic, credit services and established customer base. We also avoid the substantial capital investment in fixed assets typical of a stand-alone retail format. At the end of 2006, approximately 30% of our merchandise was held on consignment, which reduces our inventory exposure to changing fashion trends. These factors have generally led our new departments to achieve profitability within the first twelve months of operation.

Our stand-alone jewelry stores offer compelling shopping environments for the high-end luxury consumer and focus on watches, gold, designer jewelry, diamonds and precious gemstones, complemented by an assortment of giftware. Our stand-alone jewelry stores each strive to provide their customers with a premier shopping experience by utilizing knowledgeable, professional and well-trained sales associates, marketing programs designed to promote customer awareness of their merchandise assortments and by extending credit to their customers through their credit card programs which are managed by a third-party.

We measure ourselves against key financial measures that we believe provide a well-balanced perspective regarding our overall financial success. Those benchmarks are as follows, together with how they are computed:

•	Diluted earnings per share (‘‘EPS’’) (net income divided by weighted average shares outstanding and share equivalents included to the extent they are dilutive) which is an indicator of the returns generated for our shareholders;

•	Comparable store sales growth computed as the percentage change in sales for locations open for the same months during the comparable periods. Comparable store sales are measured against our host store groups as well as other jewelry retailers;

•	Total net sales growth (current year total net sales minus prior year total net sales divided by prior year total net sales equals percentage change) which indicates, among other things, the success of our selection of new store locations and the effectiveness of our merchandising strategies; and

•	Operating margin rate (income from operations divided by net sales) which is an indicator of our success in leveraging our fixed costs and managing our variable costs. Key components of income from operations which management focuses on include monitoring gross margin levels as well as continued emphasis on leveraging our SG&A.

2006 Highlights

During 2006, we achieved a 2.1% growth in comparable store sales. Over the past decade, through the successful execution of our marketing and merchandising strategy, we have experienced comparable store sales increases (in nine out of ten years) and we have consistently outperformed our host store groups with respect to these increases. We have an experienced management team, a well-trained and highly motivated sales force, an expert jewelry merchandising team, unique vendor relationships and an established customer base. Our merchandising and inventory control systems and point-of-sale systems for our locations provide us with a foundation for solid productivity. Total sales were $761.8 million in 2006 compared to $709.7 million in 2005, an increase of 7.3%. Total sales for 2006 included $108.2 million of sales generated by our stand-alone jewelry stores compared to $69.5 million in 2005 (which includes sales from the date of acquisition of Carlyle in May 2005 and of Congress in November 2006). Gross margin increased by $11.0 million in 2006 compared to 2005, and, as a percentage of sales, gross margin decreased by 1.9% from 49.0% to 47.1% primarily due to the increase in the LIFO provision as a result of increases in our internal price indices, as well as the increased price of gold and as a result of the discontinued business, lower vendor concessions. Although SG&A increased by $18.6 million, as a percentage of sales, SG&A decreased 0.5% from 44.0% to 43.5%, due to lower advertising and license and lease fees as well as corporate office cost savings.

During 2006, we continued to effectively manage our inventories and implement appropriate expense controls. We ended 2006 with $2.4 million of cash and borrowings under the Revolving Credit Agreement of $45.9 million, compared to $28.2 million of cash at the end of 2005. This decrease in cash and increase in borrowings was attributable to the approximately $16.0 million impact of the

Congress acquisition including debt assumed, as well as the approximately $49.9 million impact as a result of the retirement of the Gold Consignment Agreement.

    In December 2006, Finlay Jewelry’s Revolving Credit Agreement was amended to, among other things, extend the maturity date to January 2011, allow for a facilities increase of up to $75.0 million in the aggregate, eliminate the yearly outstanding balance reduction requirement, eliminate all of the financial covenants except for the requirement to maintain a certain fixed charge ratio at certain times, and allow us to engage in business acquisitions of a certain size without obtaining prior approval of the lenders. The Revolving Credit Agreement continues to contain customary covenants relating to, among others, capital expenditures, management compensation and the payment of dividends. Refer to Note 5 of Notes to Consolidated Financial Statements. Maximum outstanding borrowings during 2006 peaked at $175.5 million, at which point the available borrowings under the Revolving Credit Agreement were an additional $37.4 million.

Effective as of November 29, 2006, Finlay Jewelry entered into an agreement to terminate and retire its obligation under the Gold Consignment Agreement, which was an off-balance sheet arrangement. In accordance with the termination agreement, Finlay Jewelry paid approximately $49.9 million to purchase the outstanding gold. The purchased gold is reflected as inventory on our Consolidated Balance Sheets from the date of purchase. Payment of the $49.9 million gold purchase price was financed through additional borrowings under the Revolving Credit Agreement.

Opportunities

We believe that current trends in jewelry retailing provide a significant opportunity for our growth. Consumers spent approximately $63.0 billion on jewelry (including both fine jewelry and costume jewelry) in the United States in calendar year 2006, an increase of approximately $22.0 billion over 1996, according to the United States Department of Commerce. In the department store and specialty jewelry store sectors in which we operate, consumers spent an estimated $12.3 billion on fine jewelry in 2005.

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

In November 2005, Finlay Jewelry signed new agreements with Federated for the Macy’s Midwest and Macy’s North divisions and amended the existing Macy’s Northwest and Macy’s South agreements, effective at the beginning of 2006. The agreements expire on January 31, 2009, and cover approximately 317 departments in total. In addition to extending the agreements for three years, all non-compete provisions from the previous May contracts that required Finlay Jewelry to obtain May’s permission before opening a new department or store within a certain radius of a May store were eliminated. We believe that the elimination of this non-compete provision provides Finlay Jewelry with significantly greater opportunity to expand its business and continue to diversify beyond the traditional department store sector. The agreement has no impact on the Bloomingdale’s division whose license agreement, covering 32 departments, currently runs through January 30, 2010.

Additional growth opportunities exist with respect to opening departments within existing host stores that do not currently operate jewelry departments. For example, over the past three years, we have added 30 departments in Dillard’s. During 2006, we opened 15 departments within Dillard’s and we plan to add three departments in 2007. Moreover, we opened seven departments with Federated during 2006, including two Bloomingdale’s stores. Further, we opened two new Carlyle stores in 2006 and we project opening one new Carlyle store in 2007. Through opening new Bloomingdale’s departments, as well as new stand-alone stores, we will have a larger portion of our business dedicated to the high-end luxury sector.

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

We will continue to seek to identify complementary businesses to leverage our core competencies in the jewelry industry and plan to continue to pursue the following key initiatives to further increase sales and earnings:

•	Increase comparable store sales;

•	Identify and acquire new businesses which diversify our existing businesses and provide additional growth opportunities;

•	Add locations within our existing department store based fine jewelry and stand-alone jewelry store businesses;

•	Add new host store relationships;

•	Capitalize on developing fashion trends and emerging merchandise categories;

•	Expand our most productive departments;

•	Continue to improve operating leverage;

•	Continue to raise customer service standards; and

•	De-leverage the balance sheet.

See ‘‘Business-General-Growth Strategy’’ and ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’.

Risks and Uncertainties

The risks and challenges facing our business include:

•	Dependence on or loss of certain host store relationships; and

•	Host store consolidation.

As of February 3, 2007, we operated a total of 349 departments in five of Federated’s eight divisions, which excludes 194 departments either divested or phased into the Macy’s East or Macy’s West divisions during the first half of 2006. In 2006, we generated sales of approximately $105.9 million from these 194 departments. In 2005, we recorded charges of approximately $3.8 million related to the accelerated depreciation of fixed assets and severance related to these departments. During 2006, we recorded charges of $4.1 million related to the accelerated depreciation of fixed assets and severance for our field operations with respect to these departments.

During 2006, approximately 57.0% of our sales were generated by departments operated in store groups owned by Federated (excluding the Federated departments that closed in 2006 and Lord & Taylor). A decision by Federated or certain of our other host store groups to terminate our existing relationships, to assume the operation of departments themselves, or to close a significant number of stores would have a material adverse effect on our business and financial condition.

In May 2006, the Company announced that Belk would not renew Finlay Jewelry’s license agreement due to Belk’s acquisition of a privately-held company that currently licenses fine jewelry departments in certain of the Belk stores. The termination of the license agreement, effective at the end of 2006, resulted in the closure of 75 departments. In 2006, we generated sales of approximately $51.9 million from the Belk departments. During 2006, we recorded charges of approximately $0.3 million related to the accelerated depreciation of fixed assets and severance related to our field operations with respect to these departments.

Further, as a result of Belk’s acquisition of Parisian from Saks in October 2006, the Parisian departments will close in July 2007. In 2006, we generated sales of approximately $22.9 million from our 33 Parisian departments. During 2006, we recorded charges of approximately $0.2 million related to the accelerated depreciation of fixed assets with respect to these departments.

Results of Operations

The following table sets forth operating results as a percentage of sales for the periods indicated. The discussion that follows should be read in conjunction with the following table:

	Fiscal Year Ended
	Feb. 3, 2007	Jan. 28, 2006	Jan. 29, 2005
Statement of Operations Data:
Sales	100%	100%	100%
Cost of sales	52.9	51.0	49.9
Gross margin	47.1	49.0	50.1
Selling, general and administrative expenses	43.5	44.0	45.0
Credit associated with the closure of Sonab	—	—	—
Depreciation and amortization	2.0	2.1	2.2
Impairment of goodwill(1)	—	10.9	—
Income (loss) from operations	1.6	(8.0)	2.9
Interest expense, net	3.0	3.1	3.2
Other expense(2)	—	—	1.4
Loss from continuing operations before income taxes	(1.4)	(11.1)	(1.7)
Benefit for income taxes	(0.6)	(0.8)	(0.9)
Loss from continuing operations	(0.8)	(10.3)	(0.8)
Discontinued operations, net of tax(3)	1.4	2.4	3.3
Net income (loss)	0.6%	(7.9)%	2.5%

(1)	See Note 5 to ‘‘Selected Consolidated Financial Data’’.
(2)	See Note 6 to ‘‘Selected Consolidated Financial Data’’.
(3)	See Note 2 to ‘‘Selected Consolidated Financial Data’’.

2006 Compared with 2005

Sales.    Sales increased $52.1 million, or 7.3%, in 2006 compared to 2005. Sales include $653.6 million from the department store based fine jewelry departments which represented a 2.1% increase compared to the $640.2 million in sales for 2005. Sales also include $108.2 million generated by our stand-alone jewelry stores in 2006 compared to $69.5 million in 2005 (which includes sales from the date of acquisition of Carlyle in May 2005 and of Congress in November 2006). Comparable store sales increased 2.1%.

During 2006, we opened 26 Finlay departments within existing host store groups and two Carlyle stores as well as five stores as a result of the Congress acquisition. Additionally, in 2006, we closed 283 Finlay departments and one Carlyle store. The openings were comprised of the following:

Store Group	Number of Locations
Dillard’s	15
Federated	7
Congress stores	5
Carlyle stores	2
Other	4
Total	33

The closings were comprised of the following:

Store Group	Number of Locations	Reason
Federated	194	Stores were divested or phased into the Macy’s East or Macy’s West divisions as a result of the Federated/May merger and are included in discontinued operations.
Belk	75	Department closings as a result of Belk’s decision not to renew our license agreement and are included in discontinued operations.
Carlyle stores	1	Management’s decision to close an unprofitable location.
Other	14	Department closings within existing host store groups.
Total	284

Our major merchandise categories include diamonds, gold, gemstones, watches and designer jewelry. With respect to Finlay’s licensed department business, designer sales increased $9.9 million, or 24.9%, in 2006 compared to 2005, due primarily to increased consumer demand.

Gross margin.    Gross margin increased by $11.0 million in 2006 compared to 2005. As a percentage of sales, gross margin decreased by 1.9% from 49.0% to 47.1%. The components of this net decrease in gross margin are as follows:

Component	%	Reason
Merchandise cost of sales	(1.4)%	Increase in merchandise cost of sales is due to the increased price of gold, lower vendor concessions and the mix of sales with higher sales in the diamond, designer and clearance categories, which have lower margins than other categories.
LIFO	(0.6)	Increase in the LIFO provision is due to increases in our internal price indices.
Other	0.1	Decrease in various other components of cost of sales.
Total decrease	1.9%

Selling, general and administrative expenses.    The components of SG&A include payroll expense, license fees, rent expense, net advertising expenditures and other field and administrative expenses. SG&A increased $18.6 million, or 5.9%. SG&A dollars have increased as 2006 includes a full year of Carlyle’s SG&A. Additionally certain expenses for the department store based fine jewelry departments increase with higher sales, such as rent and sales commissions. As a percentage of sales, SG&A decreased by 0.5% from 44.0% to 43.5%. The components of this decrease in SG&A are as follows:

Component	%	Reason
Net advertising expenditures	0.3%	Decrease is primarily due to lower gross advertising expenditures.
License and lease fees	0.4	Decrease is primarily due to the significantly lower rent structure of our stand-alone stores as a percentage of sales compared to the department store based fine jewelry business.
Payroll expense	(0.3)	Increase in payroll expense is due to lower than expected sales in the fourth quarter of 2006 and therefore an unfavorable leveraging of field payroll.
Other	0.1	Decrease is primarily due to corporate office cost savings, including staff reductions, as a result of expense reduction initiatives.
Total decrease	0.5%

Depreciation and amortization.    Depreciation and amortization increased by $0.4 million primarily due to additional depreciation and amortization for capital expenditures for the most recent twelve months, as well as accelerated depreciation costs associated with the Parisian stores, offset by the effect of certain assets becoming fully depreciated.

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

Interest expense, net.    Interest expense increased by $1.6 million primarily due to an increase in the weighted average interest rate (8.2% for the period in 2006 compared to 7.7% for the comparable period in 2005). Average borrowings decreased to $269.2 million for the 2006 period compared to $279.4 million for the 2005 period.

Other expense.    Other expense for the 2005 period includes approximately $79,000 associated with a loss on foreign exchange related to a refund of foreign taxes.

Benefit for income taxes.    The income tax benefit for both the 2006 and 2005 periods reflects effective tax rates of 42.1% and 106.9% (before reflecting the impairment of goodwill), respectively. The 2005 period reflects a benefit of approximately $0.2 million related to a refund of foreign taxes and includes a benefit of approximately $4.4 million associated with the impairment of goodwill. Additionally, the 2006 and 2005 periods reflect benefits of approximately $50,000 and $425,000, respectively, associated with the reversal of tax accruals no longer required.

Discontinued operations.    Discontinued operations for the current year includes the results of operations for the 194 Federated stores closed during the first half of 2006 compared to the year ended January 28, 2006, as well as the results of operations of the Belk departments closed in January 2007. Sales related to these departments totaled $157.8 million for the year ended February 3, 2007 compared to $280.4 million in 2005. Gross margin, as a percentage of sales, related to the discontinued departments decreased 3.1% from 50.6% for 2005 to 47.5% for 2006. The gross margin percentage was negatively impacted as a result of markdowns in these departments in an effort to reduce inventory levels. The net income from discontinued operations for 2006 was $10.8 million compared to net income from discontinued operations of $17.1 million during the comparable period in 2005.

Net income (loss).    Net income of $4.4 million for the 2006 period compares to a net loss of $55.7 million in the prior period as a result of the factors discussed above.

2005 Compared with 2004

Sales.    Sales increased $63.5 million, or 9.8%, in 2005 compared to 2004. Comparable store sales for the department store based fine jewelry departments increased 0.7%. Sales include $640.2 million in sales from the Finlay departments, which represented a 0.9% decrease as a result of the net effect and timing of new department openings and closings, compared to the $646.3 million in sales reported in 2004, and $69.5 million in sales generated by our stand-alone jewelry stores.

Our major merchandise categories include diamonds, other precious and semi-precious stones, gold, watches and designer jewelry. With respect to Finlay’s licensed department business, diamond sales increased $3.2 million, or 1.9%, in 2005 compared to 2004 due primarily to the increase in consumer demand for diamond fashion assortments, including categories such as solitaire and bridal jewelry, diamond stud earring assortments and three-stone jewelry. Designer jewelry sales increased $2.1 million, or 5.6%, in 2005 compared to 2004 due primarily to increased consumer demand for designer jewelry in our Bloomingdale’s stores.

During 2005, we opened 62 locations, including 28 Finlay departments within existing host store groups and 34 stores as a result of the Carlyle acquisition in May 2005. Additionally, during 2005, we closed 15 locations, including 13 Finlay departments and two Carlyle stores. The openings were comprised of the following:

Store Group	Number of Locations
Carlyle stores	34
Belk’s	8
Dillard’s	4
Federated	8
Other	8
Total	62

The closings were comprised of the following:

Store Group	Number of Locations	Reason
Carlyle stores	2	Management’s decision to close unprofitable locations.
Lord & Taylor	5	May closed these less profitable locations.
Other	8	Department closings within existing store groups.
Total	15

Gross margin.    Gross margin increased by $24.0 million in 2005 compared to 2004. As a percentage of sales, gross margin decreased by 1.1% from 50.1% to 49.0%. A portion of the decrease is associated with the addition of Carlyle as its margins are typically lower than the gross margin related to the Finlay departments due to Carlyle’s strong emphasis on the watch category. The gross margin percentage was negatively impacted in the fourth quarter of 2005 as a result of deep markdowns in the Federated stores that closed in 2006 in an effort to reduce inventory levels as well as the increased price of gold.

Selling, general and administrative expenses.    The components of SG&A include payroll expense, license fees, rent expense, net advertising expenditures and other field and administrative expenses. SG&A increased $21.8 million, or 7.5%. As a percentage of sales, SG&A decreased by 1.0% from

45.0% to 44.0%. The components of this net decrease in SG&A are as follows:

Component	%	Reason
Net advertising expenditures	0.5%	Decrease is primarily due to lower gross advertising expenditures and increased vendor support.
License and lease fees	1.0	Decrease is primarily due to Carlyle’s significantly lower rent structure as a percentage of sales compared to Finlay’s licensed department business.
Other expenses	(0.5)	Increase is due to Carlyle’s higher field and administrative expenses as a percentage of sales as well as Finlay’s lower than expected same store sales negatively impacting the leveraging of these expenses.
Total	1.0%

Depreciation and amortization.    Depreciation and amortization increased by $0.2 million primarily as a result of capital expenditures for the twelve months ended January 28, 2006, offset by the effect of certain assets becoming fully depreciated.

Impairment of goodwill.    During the quarter ended July 30, 2005, Federated announced its intention to divest certain stores in which we operated the fine jewelry departments, beginning in 2006. Based upon this business indicator, we utilized our SFAS No. 142 model to evaluate the carrying value of goodwill as of July 30, 2005. As a result, we determined that goodwill was impaired and an impairment of $77.3 million, on a pre-tax basis, was recorded during 2005.

Interest expense, net.    Interest expense increased by $1.3 million primarily due to an increase in average borrowings ($279.4 million for the period in 2005 compared to $258.3 million in 2004) as a result of additional borrowings to finance the acquisition of Carlyle in May 2005 and to fund Carlyle’s working capital requirements offset by the refinancing of the Old Senior Debentures and the Old Senior Notes during 2004. The weighted average interest rate was approximately 7.7% for 2005 compared to 7.6% for 2004.

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

Discontinued operations.    Discontinued operations for 2005 includes the results of operations for the 194 Federated stores closed during the first half of 2006 as well as the results of operations of the Belk departments closed in January 2007. Sales related to these departments totaled $280.4 million for the year ended January 28, 2006 compared to $277.3 million in 2004. Gross margin, as a percentage of sales, related to the discontinued departments decreased 1.4% from 52.0% for 2004 to 50.6% for 2005. The net income from discontinued operations for 2005 was $17.1 million compared to net income from discontinued operations of $21.1 million during the comparable period in 2004.

Benefit for income taxes.    The income tax benefit for the 2005 and 2004 periods reflects effective tax rates of 106.9% (before reflecting the impairment of goodwill) and 53.3%, respectively. During 2005 and 2004, respectively, a benefit of approximately $0.4 million and $1.0 million were recorded associated with the reversal of tax accruals no longer required, primarily a result of the closing of open tax years. Further, the 2005 and 2004 periods reflect a net recovery of foreign taxes of approximately $0.2 million and $0.6 million, respectively. Additionally, during 2005, a benefit of approximately $4.4 million was recorded associated with the impairment of goodwill.

Net income (loss).    Net loss of $55.7 million for the 2005 period compares to net income of $16.0 million in the prior period as a result of the factors discussed above.

Liquidity and Capital Resources

Information about our financial position is presented in the following table:

	February 3, 2007	January 28, 2006
	(dollars in thousands)
Cash and cash equivalents	$2,415	$28,191
Working capital	259,473	252,356
Short-term debt	45,876	—
Long-term debt	200,000	200,000
Stockholders’ equity	122,229	116,285

Our primary capital requirements are funding working capital for new locations and growth of existing locations, as well as debt service obligations and license fees to host store groups, rent payments for the stand-alone jewelry stores, funding potential acquisitions, and, to a lesser extent, capital expenditures for opening new locations, renovating existing locations and information technology investments. For 2006 and 2005, capital expenditures totaled $11.8 million and $11.9 million, respectively, exclusive of fixed assets acquired. Total capital expenditures for 2007 are estimated to be approximately $11.0 million to $12.0 million. Although capital expenditures are limited by the terms of the Revolving Credit Agreement, to date, this limitation has not precluded us from satisfying our capital expenditure requirements.

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

Cash flows provided by (used in) operating, investing and financing activities for the fiscal years ended February 3, 2007, January 28, 2006 and January 29, 2005 were as follows:

	Fiscal Years Ended
	February 3, 2007	January 28, 2006	January 29, 2005
	(dollars in thousands)
Operating Activities	$(43,241)	$27,309	$27,041
Investing Activities	(18,094)	(40,659)	(12,667)
Financing Activities	35,559	(22,902)	(41,233)
Net decrease in cash and cash equivalents	$(25,776)	$(36,252)	$(26,859)

Our current priorities for the use of cash or borrowings, as a result of borrowings available under the Revolving Credit Agreement, are:

•	Investment in inventory and for working capital;

•	Strategic acquisitions;

•	Capital expenditures for new locations, expansions and remodeling of existing locations; and

•	Investments in technology.

Operating Activities

The primary source of our liquidity is cash flows from operating activities. The key component of operating cash flow is merchandise sales. Operating cash outflows include payments to vendors for inventory, services and supplies, payments for employee payroll, license fees, rent and payments of interest and taxes. Net cash flows used in operations were $43.2 million in 2006. Accounts receivable decreased to $26.3 million from $39.0 million primarily due to the impact of payments collected under the deferred billing program that we had last year with May, whereby we receive settlement for certain sales over a twelve month period. The net impact of the termination and retirement of the Gold Consignment Agreement on our Consolidated Balance Sheet was an increase to owned inventory of approximately $99.0 million, a reduction to other receivables of $49.1 million for the advances made to the gold vendors for the cost of the non-gold portion of the gold consignment merchandise and an increase in the borrowings under the Revolving Credit Facility of $49.9 million, which was used to pay the obligation to the gold consignor. The Gold Consignment Agreement was previously an off-balance sheet arrangement. Additionally, accounts payable decreased to $85.1 million from $111.5 million as a result of lower receipts and lower sales of consignment merchandise in the fourth quarter of 2006 as compared to 2005.

Our principal operations involving licensed fine jewelry departments substantially preclude customer receivables as our license agreements typically require host stores to remit sales proceeds for each month (without regard to whether such sales were cash, store credit or national credit card) to us approximately three weeks after the end of such month. Additionally, at the end of 2006, approximately 30% of our merchandise was held on consignment. Our working capital balance was $259.5 million at February 3, 2007, an increase of $7.1 million from January 28, 2006.

The seasonality of our business causes working capital requirements, and therefore, borrowings under the Revolving Credit Agreement, to reach their highest level in the months of October, November and December in anticipation of the year-end holiday season. Accordingly, we experience seasonal cash needs as inventory levels peak. Additionally, substantially all of our license agreements provide for accelerated payments during the months of November and December, which require the host store groups to remit to us 75% of the estimated months’ sales prior to or shortly following the end of that month. These proceeds result in a significant increase in our cash, which is used to reduce our borrowings under the Revolving Credit Agreement. Inventory levels increased by $98.7 million as compared to January 28, 2006, primarily as a result of the conversion of the majority of Finlay Jewelry’s gold consignment inventory to owned inventory due to the retirement of the Gold Consignment Agreement as well as the acquisition of Congress, whose inventory levels were $16.5 million as of February 3, 2007.

Investing Activities

For 2006, net cash used in investing activities totaled $18.1 million and consisted of the acquisition of Congress in November 2006, which accounted for $6.3 million of cash invested as well as payments for capital expenditures. For 2005 and 2004, net cash used in investing activities totaled $40.7 million and $12.7 million, respectively. Capital expenditures in 2006, 2005 and 2004 related primarily to expenditures for opening new locations and renovating existing locations. Included in 2005 was the use of cash of $28.8 million associated with the acquisition of Carlyle.

Financing Activities

Proceeds from, and principal repayments on, the Revolving Credit Facility have been our primary financing activities. Net cash from financing activities was $35.6 million in 2006 consisting of the outstanding borrowings of $45.9 million under the Revolving Credit Facility offset by the paydown of Congress’ revolving credit facility of $10.0 million. Net cash used in financing activities was $22.9 million in 2005, consisting principally of the paydown of Carlyle’s revolving credit facility.

The Revolving Credit Agreement provides us with a line of credit of up to $225.0 million to finance working capital needs. In December 2006, the Revolving Credit Agreement was amended to, among other things, extend the maturity date to January 2011, allow for a facilities increase of up to $75.0 million in the aggregate, eliminate the yearly outstanding balance reduction requirement, eliminate all of the financial covenants except for the requirement to maintain a certain fixed charge ratio at certain times, and allow us to engage in business acquisitions of a certain size without obtaining prior approval of the lenders. Amounts outstanding under the Revolving Credit Agreement bear interest at a rate equal to, at our option, (i) the prime rate plus a margin ranging from zero to 0.25% or (ii) the adjusted Eurodollar rate plus a margin ranging from 1.25% to 2.0%, in each case depending on availability under our facility. The weighted average interest rate was 7.7% and 5.9% for 2006 and 2005, respectively.

Borrowings under the Revolving Credit Agreement at February 3, 2007 were $45.9 million. The average amounts outstanding under the Revolving Credit Agreement during 2006 and 2005 were $69.2 million and $79.4 million, respectively. The maximum amount outstanding during 2006 was $175.5 million, at which point the available borrowings were an additional $37.4 million. We intend to increase the size of the facility in 2007 as a result of the conversion of the gold merchandise to owned inventory, resulting in a larger collateral base. At February 3, 2007 and January 28, 2006, we had letters of credit outstanding totaling $6.1 million and $10.9 million, respectively, which guarantee various trade activities.

In May 2005, Finlay Jewelry completed the acquisition of Carlyle. The purchase price was approximately $29.0 million plus transaction fees, and was financed with additional borrowings under the Revolving Credit Agreement. In connection with the acquisition, Carlyle’s revolving credit facility totaling $17.1 million was terminated and paid in full at the closing. Since the date of the acquisition, Carlyle’s cash requirements have been, and will continue to be, funded under the Revolving Credit Agreement.

In November 2006, Finlay Jewelry completed the acquisition of Congress. At the time of the stock purchase, Congress was a privately-owned regional chain of five jewelry stores located in southwest Florida, with a focus on the luxury market. The purchase price was $6.0 million plus transaction fees, and was financed with additional borrowings under the Revolving Credit Agreement. Congress’ revolving credit facility totaling $10.0 million was terminated and paid in full at the closing. Since the date of acquisition, Congress’ cash requirements have been, and will continue to be, funded under the Revolving Credit Agreement. Congress’ annual sales for 2006 were approximately $23.6 million.

A significant amount of our operating cash flow will be used to pay interest with respect to the Senior Notes and amounts due under the Revolving Credit Agreement. As of February 3, 2007, our outstanding borrowings were $245.9 million, which included a $200.0 million balance under the Senior Notes and $45.9 million balance under the Revolving Credit Agreement.

The agreements covering the Revolving Credit Agreement and the Senior Notes each require that Finlay Jewelry comply with certain covenants. Finlay Jewelry was in compliance with its covenants at February 3, 2007. Because compliance is based, in part, on our management’s estimates and actual results can differ from those estimates, there can be no assurance that Finlay Jewelry will be in compliance with the covenants in the future or that the lenders will waive or amend any of the covenants should Finlay Jewelry be in violation thereof. However, we do believe the assumptions used are appropriate.

The Revolving Credit Agreement contains customary covenants, including limitations on, or relating to, capital expenditures, liens, indebtedness, investments, mergers, acquisitions, affiliate transactions, management compensation and the payment of dividends and other restricted payments. The indenture related to the Senior Notes contains restrictions relating to, among other things, the payment of dividends, redemptions or repurchases of capital stock, the incurrence of additional indebtedness, the making of certain investments, the creation of certain liens, the sale of certain assets, entering into transactions with affiliates, engaging in mergers and consolidations and the transfer of all or substantially all assets. Refer to Note 5 of Notes to the Consolidated Financial Statements.

We believe that, based upon current operations, anticipated growth and continued availability under the Revolving Credit Agreement, Finlay Jewelry will, for the foreseeable future, be able to meet its debt service and anticipated working capital obligations and to make distributions sufficient to permit us to pay certain expenses as they come due. No assurances, however, can be given that Finlay Jewelry’s current level of operating results will continue or improve or that Finlay Jewelry’s income from operations will continue to be sufficient to permit Finlay Jewelry to meet its debt service and other obligations. The amounts required to satisfy the aggregate of Finlay Jewelry’s interest expense totaled $23.0 million and $23.3 million in 2006 and 2005, respectively.

Our long-term needs for external financing will depend on our rate of growth, the level of internally generated funds and the ability to continue obtaining substantial amounts of merchandise on advantageous terms, including consignment arrangements with our vendors. At February 3, 2007 and January 28, 2006, $204.0 million and $328.4 million, respectively, of consignment merchandise from approximately 300 vendors was on hand. The decrease is primarily associated with the termination of the gold consignment agreement and the conversion of this merchandise to owned inventory. For 2006, we had an average balance of consignment merchandise of $296.5 million as compared to an average balance of $354.5 million in 2005.

The following table summarizes our contractual and commercial obligations which may have an impact on future liquidity and the availability of capital resources, as of February 3, 2007 (dollars in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-Term Debt Obligations:
Senior Notes (due 2012)(1)	$200,000	$—	$—	$—	$200,000
Interest payments on Senior Notes	92,125	16,750	33,500	33,500	8,375
Operating lease obligations(2)	33,746	7,426	10,792	7,666	7,862
Revolving Credit Agreement (due 2011)(3)	45,876	45,876	—	—	—
Employment agreements	5,916	3,504	2,412	—	—
Contractual bonuses(4)	862	—	862	—	—
Letters of credit	6,121	5,871	250	—	—
Total	$384,646	$79,427	$47,816	$41,166	$216,237

(1)	In June 2004, Finlay Jewelry issued $200.0 million of Senior Notes due 2012. Refer to Note 5 of Notes to the Consolidated Financial Statements.
(2)	Represents future minimum payments under noncancellable operating leases as of February 3, 2007.
(3)	The above table excludes interest due under the Revolving Credit Agreement. The average interest rate during 2006 was 7.7%. The average amount outstanding during 2006 was $69.2 million and the outstanding balance as of April 13, 2007 was $103.6 million. Refer to Note 5 of Notes to the Consolidated Financial Statements.
(4)	Represents a special bonus for four senior executives equal to 50% of the executives’ salary if employed by the Company on the dates specified in the respective employment agreements.

The operating leases included in the above table do not include contingent rent based upon sales volume, which amounted to approximately $110.9 million for 2006, or variable costs such as maintenance, insurance and taxes. Our open purchase orders are cancelable without penalty and are therefore not included in the above table. There were no commercial commitments outstanding as of February 3, 2007 other than as disclosed in the table above, nor have we provided any third-party financial guarantees as of and for the year ended February 3, 2007.

Effective as of November 29, 2006, Finlay Jewelry entered into an agreement to terminate and retire its obligation under the Gold Consignment Agreement, which was an off-balance sheet arrangement. In accordance with the termination agreement, Finlay Jewelry paid approximately $49.9 million to purchase the outstanding gold. The purchased gold is reflected as inventory on our Consolidated Balance Sheets from the date of purchase. Payment of the $49.9 million gold purchase price was financed through additional borrowings under the Revolving Credit Agreement.

Finlay Jewelry considered many factors when evaluating whether to terminate the Gold Consignment Agreement, including the volatility of gold prices in recent years and the belief that Finlay Jewelry can better manage gross margins under an owned inventory program working directly with its vendors. In addition, the termination simplifies Finlay Jewelry’s capital structure by eliminating an off-balance sheet contractual obligation. With the retirement of its obligation, Finlay Jewelry converted the majority of its gold consignment inventory to owned inventory on Finlay Jewelry’s Consolidated Balance Sheets and eliminated the other receivables, representing cash advances to certain vendors for the cost of the non-gold portion of the gold consignment merchandise.

We have not created, and are not party to, any off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.

Other Activities Affecting Liquidity

In November 2004, we entered into an employment agreement with a senior executive. The employment agreement has a term ending on January 31, 2009, unless earlier terminated in accordance with the provisions of the employment agreement. The agreement provides an annual salary level of approximately $1.0 million as well as cash incentive compensation based on meeting specific financial goals.

In June 2005, we entered into employment agreements with three senior executives of Finlay Jewelry and, in March 2006, we entered into an employment agreement with a fourth senior executive of Finlay Jewelry. Each of the agreements has a term of three years, unless earlier terminated in accordance with the provisions of the employment agreements. The agreements provide for minimum annual salary levels totaling approximately $1.6 million, incentive compensation based on meeting specific financial goals and a special bonus equal to 50% of each executives’ salary if, in the case of the June 2005 agreements, the executive is employed by Finlay Jewelry on June 30, 2008, and, in the case of the March 2006 agreement, if the executive is employed by Finlay Jewelry on February 28, 2009.

The purchase agreement relating to Congress provides for additional purchase price consideration to be paid to the former principals of Congress in 2009. The payment is contingent upon the achievement of certain results of operations of the Congress stores for the 36 months following the acquisition as compared to certain financial thresholds stated in the purchase agreement. No additional consideration has been included in our disclosure of the purchase price as it is not yet determinable if any such payments will be made.

Seasonality

Our business is highly seasonal, with a significant portion of our sales and income from operations generated during the fourth quarter of each year, which includes the year-end holiday season. The fourth quarter of 2006 and 2005 each accounted for an average of approximately 42.0% of our annual sales. We have typically experienced net losses in the first three quarters of our fiscal year. During these periods, working capital requirements have been funded by borrowings under the Revolving Credit Agreement. Accordingly, the results for any of the first three quarters of any given fiscal year, taken individually or in the aggregate, are not indicative of annual results. See Note 19 of Notes to Consolidated Financial Statements.

The following table summarizes the quarterly financial data for 2006 and 2005 (dollars in thousands, except per share data). The 2006 and 2005 quarterly financial data has been restated to reflect discontinued operations.

	Fiscal Year Ended February 3, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(a)
Sales	$149,343	$153,593	$140,059	$318,800
Gross margin	72,507	73,250	65,200	147,923
Selling, general and administrative expenses	74,019	72,165	69,128	115,949
Income (loss) from operations	(5,216)	(2,555)	(7,702)	27,955
Income (loss) from continuing operations	(6,330)	(4,944)	(8,325)	13,217
Discontinued operations, net of tax(b)	6,449	962	419	2,960
Net income (loss)	119	(3,982)	(7,906)	16,177
Basic net income (loss) per share(c):
Income (loss) from continuing operations	$(0.70)	$(0.55)	$(0.92)	$1.46
Discontinued operations(b)	0.71	0.11	0.04	0.33
Basic net income (loss) per share	$0.01	$(0.44)	$(0.88)	$1.79
Diluted net income (loss) per share(c):
Income (loss) from continuing operations	$(0.70)	$(0.55)	$(0.92)	$1.41
Discontinued operations(b)	0.71	0.11	0.04	0.32
Diluted net income (loss) per share	$0.01	$(0.44)	$(0.88)	$1.73

	Fiscal Year Ended January 28, 2006
	First Quarter	Second Quarter(d)	Third Quarter(d)	Fourth Quarter(d)
Sales	$131,466	$142,446	$133,135	$302,684
Gross margin	65,094	70,746	64,954	147,082
Selling, general and administrative expenses	66,038	70,155	67,825	108,676
Income (loss) from operations(e)	(4,398)	(80,170)	(6,709)	34,459
Income (loss) from continuing operations(e)	(5,506)	(77,833)	(7,562)	18,106
Discontinued operations, net of tax(b)	2,692	3,040	688	10,639
Net income (loss)(f)	(2,814)	(74,793)	(6,874)	28,745
Basic net income (loss) per share(c)(f):
Income (loss) from continuing operations	$(0.61)	$(8.67)	$(0.84)	$2.02
Discontinued operations(b)	0.30	0.34	0.07	1.18
Basic net income (loss) per share	$(0.31)	$(8.33)	$(0.77)	$3.20
Diluted net income (loss) per share(c)(f):
Income (loss) from continuing operations(b)	$(0.61)	$(8.67)	$(0.84)	$1.96
Discontinued operations(b)	0.30	0.34	0.07	1.15
Diluted net income (loss) per share	$(0.31)	$(8.33)	$(0.77)	$3.11

(a)	The fourth quarter of 2006 reflects the results of operations of Congress since the date of acquisition in November 2006.
(b)	Discontinued operations includes the after-tax operations of the 194 departments that were either divested or phased into the Macy’s East or Macy’s West divisions during 2006 as well as the Belk department closings.
(c)	Net income (loss) per share for each quarter is computed as if each quarter were a discrete period. As such, the total of the four quarters net income (loss) per share does not necessarily equal the net income (loss) per share for the year.
(d)	The second, third and fourth quarters of 2005 reflect the results of operations of Carlyle since the date of acquisition in mid-May 2005.

(e)	The income (loss) from operations and the income (loss) from continuing operations include a charge of approximately $77.3 million, on a pre-tax basis, related to the impairment of goodwill in the second quarter of 2005.
(f)	Net income (loss) and net income (loss) per share includes a charge of approximately $72.9 million, net of tax, related to the impairment of goodwill during the second quarter of 2005.

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

Merchandise Inventories

We value our inventories at the lower of cost or market. The cost is determined by the LIFO method utilizing an internally generated index. We determine the LIFO cost on an interim basis by estimating annual inflation trends, annual purchases and ending inventory levels for the fiscal year. Actual annual inflation rates and inventory balances as of the end of any fiscal year may differ from interim estimates, and, as such, estimates are adjusted in the fourth quarter of each year. Factors related to inventories, such as future consumer demand and the economy’s impact on consumer discretionary spending, inventory aging, ability to return merchandise to vendors, merchandise condition and anticipated markdowns, are analyzed to determine estimated net realizable values. An adjustment is recorded to reduce the LIFO cost of inventories, if required, to their estimated net realizable values. Any significant unanticipated changes in the factors above could have a significant impact on the value of the inventories and our reported operating results. Adjustments to earnings resulting from changes in historical loss trends have been insignificant for 2006 and 2005. Further, we do not anticipate any significant change in LIFO that would cause a significant change in our earnings.

We estimate inventory shrinkage for the period from the last inventory date to the end of the reporting period on a store-by-store basis. Our inventory shortage estimate can be affected by changes in merchandise mix and changes in actual shortage trends. The shrinkage rate from the most recent physical inventory, in combination with historical experience, is the basis for estimating shrinkage. As of February 3, 2007, our shrink reserve totaled $0.2 million, compared to $1.2 million as of January 28, 2006. Additionally, during 2006 and 2005, inventory shrinkage amounted to approximately 0.5% and 0.4%, respectively, of sales.

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

Vendor allowances have been accounted for in accordance with EITF 02-16. Vendor allowances provided as a reimbursement of specific, incremental and identifiable costs incurred to promote a vendor’s products are recorded as an SG&A reduction when the cost is incurred. All other vendor allowances are initially deferred with the deferred amounts recognized as a reduction in cost of sales when the related product is sold. In 2006, 2005 and 2004, $10.1 million, $11.1 million and $12.6 million, respectively, of vendor allowances has been reflected as a reduction to cost of sales.

As of February 3, 2007 and January 28, 2006, deferred vendor allowances totaled (i) $9.4 million and $11.1 million, respectively, for owned merchandise, which allowances are included as an offset to merchandise inventories on the Consolidated Balance Sheets, and (ii) $5.2 million and $7.5 million, respectively, for merchandise received on consignment, which allowances are included as deferred income on the Consolidated Balance Sheets.

Long-Lived Assets

Finlay’s judgment regarding the existence of impairment indicators is based on market and operational performance. We assess the impairment of long-lived assets, primarily fixed assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	Significant changes in the manner of our use of assets or the strategy for our overall business;

•	Significant negative industry or economic trends; or

•	Store closings.

When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we recognize an impairment loss at the time the undiscounted estimated future net cash flows expected to be generated by an asset (or group of assets) is less than its carrying value. We measure impairment losses as the amount by which the asset’s carrying value exceeds its fair value. To the extent future cash flows are less than anticipated, additional impairment charges may result. There have been no adjustments to earnings resulting from the impairment of long-lived assets for 2006. We also review the estimated useful lives of the assets and reduce such lives if necessary. During 2006, we recorded charges of approximately $2.2 million related to the accelerated depreciation of fixed assets for the Federated and Belk departments that closed in 2006 and for the Parisian departments that will close in 2007.

Revenue Recognition

We recognize revenue upon the sale of merchandise, either owned or consigned, to our customers, net of anticipated returns and net of sales taxes collected. The provision for sales returns is based on historical evidence of our return rate. As of February 3, 2007 and January 28, 2006, our allowance for sales returns totaled $1.9 million and $1.5 million, respectively. Adjustments to earnings resulting from revisions to estimates on our sales return provision have been insignificant for 2006 and 2005. Layaway deposits are not recognized as sales until fully paid for by the customer and the customer claims the merchandise.

Self-insurance Reserves

We are self-insured for medical and workers’ compensation claims up to certain maximum liability amounts. Although the amounts accrued are determined based on an analysis of historical trends of losses, settlements, litigation costs and other factors, the amounts that we will ultimately disburse could differ materially from the accrued amounts. Self-insurance reserves aggregated $7.9 million and $7.1 million at February 3, 2007 and January 28, 2006, respectively.

Income Taxes

In accordance with SFAS No. 109 ‘‘Accounting for Income Taxes,’’ income taxes must be accounted for by the asset/liability method. The income tax effects of all revenues, expenses, gains, losses and other events that create differences between the tax basis of assets and liabilities and their amounts for financial reporting are required to be recognized. Inherent in the measurement of these tax effects are certain judgments and interpretations of existing tax law and other published guidance as applied to the Company’s operations. Our effective tax rate considers management’s judgment of expected tax liabilities in the various taxing jurisdictions within which it is subject to tax. At any given time, multiple tax years are open to audit by various taxing authorities. The recorded amounts of income tax are subject to adjustment upon audit, changes in interpretation and changes in judgment utilized in determining estimates.

Accounting for Acquisitions

In May 2005, Finlay Jewelry completed the acquisition of Carlyle, and in November 2006, Finlay Jewelry completed the acquisition of Congress. These acquisitions have been accounted for under the purchase method of accounting in accordance with SFAS No. 141, ‘‘Business Combinations’’. As such, we have undertaken an analysis of the fair value of identified tangible and intangible assets and liabilities, and determined the excess of fair value of net assets acquired over cost. We utilized estimates to determine the fair value of inventory and certain acquisition costs.

New Accounting Pronouncements

In June 2006, the FASB issued Financial Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’). FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions must be recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax position must initially and subsequently be recognized if it is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. FIN 48 also expands disclosure requirements to include an annual tabular rollforward of unrecognized tax benefits. The provisions of this interpretation are required to be adopted for fiscal periods beginning after December 15, 2006. The Company will be required to apply the provisions of FIN 48 to all tax positions upon initial adoption with any cumulative effect adjustment to be recognized as an adjustment to retained earnings. The Company is currently in the process of evaluating the impact of FIN 48.

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements’’ (‘‘SFAS No. 157’’). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently in the process of assessing the impact the adoption of SFAS No. 157 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115’’ (‘‘SFAS No. 159’’). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently in the process of assessing the impact the adoption of SFAS No. 159 will have on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, ‘‘Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements’’ (‘‘SAB No. 108’’). SAB No. 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both an income statement (‘‘rollover’’) and balance sheet (‘‘iron curtain’’) approach and to evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial are now considered material, based on either approach not previously applied, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, a cumulative effect adjustment is recorded in opening retained earnings as of the beginning of the fiscal year of adoption. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006. The implementation of SAB No. 108 did not have any impact on our results of operations or equity.

In June 2006, the FASB ratified the consensus of EITF Issue No. 06-3, ‘‘How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)’’ (‘‘EITF Issue No. 06-3’’). EITF Issue No. 06-3 provides that gross or net presentation is an accounting policy decision that is dependent on the type of tax, and that similar taxes are to be presented in a consistent manner. The provisions of EITF Issue No. 06-3 will be effective as of the beginning of 2007, with early application permitted. Our current accounting policy is to present taxes within the scope of EITF Issue No. 06-3 on a net basis. Our adoption of EITF Issue No. 06-3 will not result in a change in our accounting policy and, accordingly, will not have any effect on our results of operations.

Special Note Regarding Forward-Looking Statements

This Form 10-K includes forward-looking statements. All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. You can identify these forward-looking statements by the use of words like ‘‘strategy,’’ ‘‘expect,’’ ‘‘plan,’’ ‘‘believe,’’ ‘‘will,’’ ‘‘estimate,’’ ‘‘intend,’’ ‘‘project,’’ ‘‘goals,’’ ‘‘target,’’ ‘‘anticipating,’’ ‘‘hope’’ and other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results, performances or achievements to differ materially from those reflected in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations.’’ Important factors that could cause actual results to differ materially include, but are not limited to:

•	Our dependence on, or loss of, certain host store relationships, particularly with respect to Federated, due to the concentration of sales generated by such host store groups;

•	The impact of significant store closures by our host store groups;

•	The seasonality of the retail jewelry business;

•	The impact of changes in the popularity of malls and our host stores and mall traffic levels;

•	Our ability to identify, finance and integrate any future acquisitions into our existing business;

•	Our ability to continue to obtain substantial amounts of merchandise on consignment;

•	Attacks or threats of attacks by terrorists or war which may negatively impact the economy and/or the financial markets and reduce discretionary spending;

•	The impact of fluctuations in gold and diamond prices;

•	Competition in the retail jewelry business and fluctuations in our quarterly results;

•	Our ability to collect net sales proceeds from our host stores and the impact of any host store bankruptcy;

•	The availability to us of alternate sources of merchandise supply in the case of an abrupt loss of any significant supplier;

•	Our ability to identify and rapidly respond to fashion trends as well as our ability to maintain flexible return privileges on owned merchandise;

•	Our ability to increase comparable store sales, expand our business or increase the number of departments we operate;

•	Our dependence on key officers;

•	Our high degree of leverage and the availability to us of financing and credit on favorable terms;

•	Our compliance with applicable contractual covenants;

•	Changes in regulatory requirements which are applicable to our business;

•	The impact of future claims and legal actions arising in the ordinary course of business; and

•	Low or negative growth in the economy or in the financial markets which reduce discretionary spending on goods perceived to be luxury items.

Readers are cautioned not to unduly rely on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof or to reflect the occurrence of unanticipated events. In addition to the disclosure contained herein, readers should carefully review any disclosure of risks and uncertainties contained in other documents we file or have filed from time to time with the Commission.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk through the interest rate on our borrowings under the Revolving Credit Agreement, which has a variable interest rate. Based on the average amounts outstanding under the Revolving Credit Agreement for 2006, a 100 basis point increase in interest rates would have resulted in an increase in interest expense of approximately $0.7 million in 2006. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. In addition, the majority of our borrowings are under fixed rate arrangements, as described in Note 5 of Notes to Consolidated Financial Statements.

Commodity Risk

We principally address commodity risk through retail price points. Our commodity risk exposure to diamond, gold and other merchandise categories relates to market price fluctuations and we currently do not engage in any hedging activities.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Management’s Report on Internal Control Over Financial Reporting	F-2
Reports of Independent Registered Public Accounting Firms	F-3
Consolidated Statements of Operations for the years ended February 3, 2007, January 28, 2006 and January 29, 2005	F-8
Consolidated Balance Sheets as of February 3, 2007 and January 28, 2006	F-9
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the years ended February 3, 2007, January 28, 2006 and January 29, 2005	F-10
Consolidated Statements of Cash Flows for the years ended February 3, 2007, January 28, 2006 and January 29, 2005	F-11
Notes to Consolidated Financial Statements for the years ended February 3, 2007, January 28, 2006 and January 29, 2005	F-12
Financial Statement Schedule:
Schedule I — Condensed Financial Information of Registrant	F-36

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no disagreements with our independent registered public accounting firms regarding accounting or financial disclosure matters.

Item 9A.	Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Our management’s report on internal control over financial reporting is set forth on page F-2 of this report and is incorporated herein by reference. Our management’s assessment of the effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP and Cherry, Bekaert & Holland L.L.P., independent registered public accounting firms, as stated in their reports set forth on pages F-3 and F-5, respectively, of this report.

Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer (‘‘CEO’’) and Chief Financial Officer (‘‘CFO’’), carried out an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, the CEO and CFO concluded that the design and operation of these disclosure controls and procedures are effective in ensuring that material financial and non-financial information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting

The Company’s management, with the participation of the Company’s CEO and CFO, also conducted an evaluation of the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended February 3, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there was no such change during the quarter ended February 3, 2007.

We excluded from our assessment any changes in internal control over financial reporting within our Congress subsidiary, which was acquired in November 2006, and whose financial statements reflect total assets and net sales constituting 4.7% and 0.9%, respectively, of the related consolidated financial statement amounts as of and for the year ended February 3, 2007.

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

None.

PART III

Certain information incorporated herein by reference to our Proxy Statement described below is also contained in the Finlay Jewelry Form 10-K for the fiscal year ended February 3, 2007.

Item 10.	Directors, Executive Officers and Corporate Governance

In addition to the information set forth below regarding the Company’s executive officers and Codes of Ethics, the information required by this item is incorporated by reference to the sections captioned ‘‘Election of Directors,’’ ‘‘Corporate Governance, Board of Directors and Committees of the Board’’ and ‘‘Section 16(a) Beneficial Ownership Reporting Compliance’’ in our Proxy Statement for the 2007 Annual Meeting of Stockholders.

Executive Officers

Set forth below is certain information with respect to each of the current executive officers of the Company and Finlay Jewelry.

Name	Age	Position
Arthur E. Reiner	66	Chairman of the Board, President and Chief Executive Officer of the Company, Chairman and Chief Executive Officer of Finlay Jewelry and Director
Joseph M. Melvin	56	Executive Vice President and Chief Operating Officer of the Company and President and Chief Operating Officer of Finlay Jewelry
Leslie A. Philip	60	Executive Vice President and Chief Merchandising Officer of the Company and Finlay Jewelry
Edward J. Stein	62	Senior Vice President and Director of Stores of Finlay Jewelry
Joyce Manning Magrini	51	Executive Vice President – Administration of Finlay Jewelry
Bruce E. Zurlnick	55	Senior Vice President, Treasurer and Chief Financial Officer of the Company and Finlay Jewelry

The business experience, principal occupations and employment of each of the executive officers of the Company and Finlay Jewelry, together with their periods of service as executive officers of the Company and Finlay Jewelry, are set forth below.

Arthur E. Reiner became Chairman of the Company effective February 1, 1999 and, from January 1995 to such date, served as Vice Chairman of the Company. Mr. Reiner has also served as President and Chief Executive Officer of the Company since January 30, 1996 and as Chairman of the Board and Chief Executive Officer of Finlay Jewelry since January 3, 1995. Prior to joining Finlay, Mr. Reiner had spent over 30 years with the Macy’s organization. From February 1992 to October 1994, Mr. Reiner was Chairman and Chief Executive Officer of Macy’s East, a subsidiary of Macy’s. From 1988 to 1992, Mr. Reiner was Chairman and Chief Executive Officer of Macy’s Northeast, which was combined with Macy’s Atlanta division to form Macy’s East in 1992. Mr. Reiner is also a director of New York & Company, Inc.

Joseph M. Melvin was appointed as Executive Vice President and Chief Operating Officer of the Company and President and Chief Operating Officer of Finlay Jewelry on May 1, 1997. From September 1975 to March 1997, Mr. Melvin served in various positions with May, including, from 1990 to March 1997, as Chairman and Chief Operating Officer of Filene’s (a division of May).

Leslie A. Philip has been Executive Vice President and Chief Merchandising Officer of the Company and Finlay Jewelry since May 1997. From May 1995 to May 1997, Ms. Philip was Executive Vice President-Merchandising and Sales Promotion of Finlay Jewelry. From 1993 to May 1995, Ms. Philip was Senior Vice President – Advertising and Sales Promotion of Macy’s, and from 1988 to 1993, Ms. Philip was Senior Vice President – Merchandise – Fine Jewelry at Macy’s. Ms. Philip held various other positions at Macy’s from 1970 to 1988.

Edward J. Stein has been Senior Vice President and Director of Stores of Finlay Jewelry since July 1995. From December 1988 to June 1995, Mr. Stein was Vice President – Regional Supervisor of Finlay Jewelry, and occupied similar positions with Finlay’s predecessors from 1983 to December 1988. Mr. Stein held various other positions at Finlay from 1965 to 1983.

Joyce Manning Magrini has been Executive Vice President – Administration of Finlay Jewelry since June 2005. From March 1999 to June 2005, Ms. Magrini was Senior Vice President of Human Resources of Finlay Jewelry and from January 1995 to February 1999, Ms. Magrini was Vice President of Human Resources. Ms. Magrini held various human resources and customer service positions at Macy’s from June 1978 through December 1994.

Bruce E. Zurlnick has been Senior Vice President, Treasurer and Chief Financial Officer of the Company and Finlay Jewelry since January 2000. From June 1990 to December 1999, he was Treasurer of the Company and Vice President and Treasurer of Finlay Jewelry. From December 1978 through May 1990, Mr. Zurlnick held various finance and accounting positions with Finlay’s predecessors.

Codes of Ethics

We have adopted Codes of Ethics that apply to all of our directors and employees including, without limitation, our CEO, our CFO and all of our employees performing financial or accounting functions. Our Codes of Ethics are posted on our website, www.finlayenterprises.com under the heading ‘‘Governance’’ and are listed as exhibits to this Form 10-K. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendments to, or waivers from, provisions of our Codes of Ethics by posting such information on our website at the location specified above. However, the Company may elect to disclose any such amendment or waiver in a report on Form 8-K filed with the Commission either in addition to or in lieu of the website disclosure. We will provide to any person without charge, upon request addressed to the Corporate Secretary at Finlay Enterprises, Inc., 529 Fifth Avenue, New York, N.Y. 10017, a copy of the Codes of Ethics.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the sections captioned ‘‘Executive Compensation’’ and ‘‘Director Compensation’’ in our Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the sections captioned ‘‘Security Ownership of Certain Beneficial Owners and Management’’ and ‘‘Equity Compensation Plan Information’’ in our Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the sections captioned ‘‘Certain Transactions’’ and ‘‘Corporate Governance, Board of Directors and Committees of the Board’’ in our Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the section captioned ‘‘Principal Accountant Fees and Services’’ in our Proxy Statement for the 2007 Annual Meeting of Stockholders.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report:

(1)	Financial Statements.

See Financial Statements Index included in Item 8 of Part II of this Form 10-K.

(2)	Financial Statement Schedules.

Schedule I—Condensed Financial Information of Registrant

Note: Schedules other than those referred to above have been omitted as inapplicable or not required under the instructions contained in Regulation S-X or the information is included elsewhere in the financial statements or the notes thereto.

(3)	Exhibits.

(Exhibit Number referenced to Item 601 of Regulation S-K).

Item Number			Description
1.1			Purchase Agreement, dated as of May 27, 2004, among the Company, Credit Suisse First Boston LLC, J.P. Morgan Securities Inc. and SG Americas Securities, LLC (incorporated by reference to Exhibit 1.1 filed as part of the Quarterly Report on Form 10-Q for the period ended May 1, 2004 filed by the Company on June 10, 2004).
2.1			Agreement and Plan of Merger, dated May 19, 2005, by and among Finlay Fine Jewelry Corporation, FFJ Acquisition Corp., Carlyle & Co. Jewelers, certain stockholders of Carlyle & Co. Jewelers and Russell L. Cohen (as stockholders’ agent) (incorporated by reference to Exhibit 2.1 filed as part of the Current Report on Form 8-K filed by the Company on May 25, 2005).
3.1			Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 filed as part of the Annual Report on Form 10-K for the period ended January 28, 1995 filed by the Company on April 12, 1995).
3	.2(a	)	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 filed as part of the Annual Report on Form 10-K for the period ended February 1, 2003 filed by the Company on May 1, 2003).
3	.2(b	)	Second Amendment, dated as of September 10, 2003, to the Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 filed as part of the Quarterly Report on Form 10-Q for the period ended November 1, 2003 filed by the Company on December 10, 2003).
4.1			Article Fourth of the Certificate of Incorporation and Articles II and VI of the Bylaws.
4.2			Specimen Common Stock certificate (incorporated by reference to Exhibit 4.2 of Form S-1 Registration Statement, Registration No. 33-88938 filed by the Company on January 31, 1995).
4	.3(a	)	Amended and Restated Stockholders’ Agreement dated as of March 6, 1995 among the Company, David B. Cornstein, Arthur E. Reiner and certain other security holders (incorporated by reference to Exhibit 4.9 filed as part of the Annual Report on Form 10-K for the period ended January 28, 1995 filed by the Company on April 12, 1995).

Item Number			Description
4	.3(b	)	Omnibus Amendment to Registration Rights and Stockholders’ Agreements dated as of October 15, 1997 (incorporated by reference to Exhibit 10.10 filed as part of the Quarterly Report on Form 10-Q for the period ended November 1, 1997 filed by the Company on December 16, 1997).
4.4			Registration Rights Agreement dated as of May 26, 1993 among the Company, David B. Cornstein, and certain other security holders (incorporated by reference to Exhibit 4.7 filed as part of the Current Report on Form 8-K filed by the Company on June 10, 1993).
4	.5(a	)	Indenture dated as of June 3, 2004 between Finlay Jewelry and HSBC Bank USA, as Trustee, relating to Finlay Jewelry’s 8-3/8% Senior Notes due June 1, 2012 (incorporated by reference to Exhibit 4.1 filed as part of the Quarterly Report on Form 10-Q for the period ended May 1, 2004 filed by the Company on June 10, 2004).
4	.5(b	)	Supplemental Indenture dated as of May 19, 2005 among Carlyle & Co. Jewelers, Finlay Jewelry and HSBC Bank USA, as Trustee, together with Subsidiary Guarantee (incorporated by reference to Exhibit 10.5 filed as part of the Current Report on Form 8-K filed by the Company on May 25, 2005).
4	.5(c	)	Supplemental Indenture dated as of May 19, 2005 among J.E. Caldwell Co., Finlay Jewelry and HSBC Bank USA, as Trustee, together with Subsidiary Guarantee (incorporated by reference to Exhibit 10.6 filed as part of the Current Report on Form 8-K filed by the Company on May 25, 2005).
4	.5(d	)	Supplemental Indenture dated as of May 19, 2005 among Carlyle & Co. of Montgomery, Finlay Jewelry and HSBC Bank USA, as Trustee, together with Subsidiary Guarantee (incorporated by reference to Exhibit 10.7 filed as part of the Current Report on Form 8-K filed by the Company on May 25, 2005).
4	.5(e	)	Supplemental Indenture dated as of May 19, 2005 among Park Promenade, Inc., Finlay Jewelry and HSBC Bank USA, as Trustee, together with Subsidiary Guarantee (incorporated by reference to Exhibit 10.8 filed as part of the Current Report on Form 8-K filed by the Company on May 25, 2005).
4.6			Form of Finlay Jewelry’s 8-3/8% Senior Notes due June 1, 2012.
4.7			Registration Rights Agreement, dated as of June 3, 2004, between Finlay Jewelry and Credit Suisse First Boston LLC, J.P. Morgan Securities Inc. and SG Americas Securities, LLC (incorporated by reference to Exhibit 4.4 filed as part of the Quarterly Report on Form 10-Q for the period ended May 1, 2004 filed by the Company on June 10, 2004).
10	.1*		Executive Medical Benefits Plan of Finlay Jewelry and the Company (incorporated by reference to Exhibit 10.7 of Form S-1 Registration Statement, Registration No. 33-59434 filed by the Company on March 11, 1993).
10	.2(a	)*	Employment Agreement, dated as of January 30, 2005, among the Company, Finlay Jewelry and Arthur E. Reiner (including the forms of restricted stock agreements annexed thereto) (incorporated by reference to Exhibit 10.5 filed as part of the Quarterly Report on Form 10-Q for the period ended October 30, 2004 filed by the Company on December 9, 2004).
10	.2(b	)*	Employment Agreement dated as of June 16, 2005 between Joseph M. Melvin and Finlay Jewelry (incorporated by reference to Exhibit 10.1 filed as part of the Current Report on Form 8-K filed by the Company on June 22, 2005).

Item Number			Description
10	.2(c	)*	Employment Agreement dated as of June 16, 2005 between Leslie A. Philip and Finlay Merchandising & Buying, Inc. (incorporated by reference to Exhibit 10.2 filed as part of the Current Report on Form 8-K filed by the Company on June 22, 2005).
10	.2(d	)*	Employment Agreement dated as of June 16, 2005 between Joyce Manning Magrini and Finlay Jewelry (incorporated by reference to Exhibit 10.3 filed as part of the Current Report on Form 8-K filed by the Company on June 22, 2005).
10	.2(e	)*	Employment Agreement dated as of February 28, 2006 between Bruce E. Zurlnick and Finlay Jewelry (incorporated by reference to Exhibit 10.1 filed as part of the Current Report on Form 8-K filed by the Company on March 8, 2006).
10	.2(f	)*	Employment Agreement dated as of February 28, 2006 between Edward J. Stein and Finlay Jewelry (incorporated by reference to Exhibit 10.2 filed as part of the Current Report on Form 8-K filed by the Company on March 8, 2006).
10.3			Tax Allocation Agreement dated as of November 1, 1992 between the Company and Finlay Jewelry (incorporated by reference to Exhibit 19.5 filed as part of the Quarterly Report on Form 10-Q for the period ended May 1, 1993 filed by the Company on June 30, 1993).
10	.4(a	)*	Long Term Incentive Plan of the Company (incorporated by reference to Exhibit 19.6 filed as part of the Quarterly Report on Form 10-Q for the period ended May 1, 1993 filed by the Company on June 30, 1993).
10	.4(b	)*	Amendment No. 1 to the Company’s Long Term Incentive Plan (incorporated by reference to Exhibit 10.14(b) of the Form S-1 Registration Statement, Registration No. 33-88938 filed by the Company on January 31, 1995).
10	.4(c	)*	Amendment to the Company’s Long Term Incentive Plan, effective September 28, 2001 (incorporated by reference to Exhibit 10.11(c) filed as part of the Annual Report on Form 10-K for the period ended February 2, 2002 filed by the Company on April 29, 2002).
10	.4(d	)*	Form of Agreement and Certificate of Option Pursuant to the Long Term Incentive Plan of the Company (incorporated by reference to Exhibit 10.1 filed as part of the Quarterly Report on Form 10-Q for the period ended July 31, 1993 filed by the Company on September 14, 1993).
10	.5(a	)*	1997 Long Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.12 filed as part of the Annual Report on Form 10-K for the period ended February 2, 2002 filed by the Company on April 29, 2002).
10	.5(b	)*	Amendment to the Company’s 1997 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 filed as part of the Current Report on Form 8-K filed by the Company on September 10, 2004).
10	.5(c	)*	Amendment to the Company’s 1997 Long Term Incentive Plan, effective May 8, 2006 (incorporated by reference to Exhibit 10.1 filed as part of the Current Report on Form 8-K filed by the Company on June 26, 2006).
10	.5(d	)*	Amendment, dated February 27, 2007, to the Company’s 1997 Long Term Incentive Plan.

Item Number			Description
10	.6(a	)*	The Company’s Executive Deferred Compensation and Stock Purchase Plan (incorporated by reference to Exhibit 10.1 filed as part of Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the period ended August 2, 2003 filed by the Company on September 19, 2003).
10	.6(b	)*	Amendment No. 1, dated June 19, 2003, to the Company’s Executive Deferred Compensation and Stock Purchase Plan (incorporated by reference to Exhibit 10.2 filed as part of Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the period ended August 2, 2003 filed by the Company on September 19, 2003).
10	.6(c	)*	Amendment, dated February 27, 2007, to the Company’s Executive Deferred Compensation and Stock Purchase Plan.
10	.6(d	)*	Form of Deferral Agreement under the Company’s Executive Deferred Compensation and Stock Purchase Plan (incorporated by reference to Exhibit 10.5 filed as part of the Quarterly Report on Form 10-Q for the period ended November 1, 2003 filed by the Company on December 10, 2003).
10	.7(a	)*	The Company’s Director Deferred Compensation and Stock Purchase Plan (incorporated by reference to Exhibit 10.3 filed as part of Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the period ended August 2, 2003 filed by the Company on September 19, 2003).
10	.7(b	)*	Form of Deferral Agreement under the Company’s Director Deferred Compensation and Stock Purchase Plan (incorporated by reference to Exhibit 10.4 filed as part of the Quarterly Report on Form 10-Q for the period ended November 1, 2003 filed by the Company on December 10, 2003).
10	.8(a	)	Third Amended and Restated Credit Agreement, dated as of May 19, 2005 among Finlay Jewelry, Carlyle & Co. Jewelers, the Company, General Electric Capital Corporation (‘‘G.E. Capital’’), individually and in its capacity as administrative agent, Bank of America, N.A., individually and as documentation agent, and certain other lenders and financial institutions parties thereto (the ‘‘Third Amended and Restated Credit Agreement’’) (incorporated by reference to Exhibit 10.1 filed as part of the Current Report on Form 8-K filed by the Company on May 25, 2005).
10	.8(b	)	Joinder Agreement dated as of May 19, 2005 for the benefit of G.E. Capital, as administrative agent, in connection with (i) that certain Amended and Restated Guaranty dated as of January 22, 2003 among the guarantors party thereto and G.E. Capital, (ii) that certain Amended and Restated Security Agreement dated as of January 22, 2003 among the grantors party thereto and G.E. Capital and (iii) that certain Amended and Restated Pledge Agreement dated as of January 22, 2003 among the pledgors party thereto and G.E. Capital (incorporated by reference to Exhibit 10.4 filed as part of the Current Report on Form 8-K filed by the Company on May 25, 2005).
10	.8(c	)	Amendment No. 1, dated April 7, 2006, to the Third Amended and Restated Credit Agreement, among Finlay Jewelry, Carlyle & Co. Jewelers, the Company and G.E. Capital, individually and in its capacity as administrative agent, Bank of America, N.A., individually and as documentation agent, and certain other banks and institutions (incorporated by reference to Exhibit 10.1 filed as part of the Current Report on Form 8-K filed by the Company on April 13, 2006).

Item Number			Description
10.8(d)			Amendment No. 2, dated April 24, 2006, to the Third Amended and Restated Credit Agreement, among Finlay Jewelry, Carlyle & Co. Jewelers, the Company and G.E. Capital, individually and in its capacity as administrative agent, Bank of America, N.A., individually and as documentation agent, and certain other banks and institutions (incorporated by reference to Exhibit 10.10(d) filed as part of the Annual Report on Form 10-K for the period ended January 28, 2006 filed by the Company on April 26, 2006).
10.8(e)			Amendment No. 4, dated December 27, 2006, to the Third Amended and Restated Credit Agreement, among Finlay Jewelry, Carlyle & Co. Jewelers, the Company and G.E. Capital, individually and in its capacity as administrative agent, and certain other lenders and financial institutions party thereto (incorporated by reference to Exhibit 10.10(e) filed as part of the Current Report on Form 8-K filed by the Company on January 4, 2007).
10.9			Amended and Restated Guaranty, dated as of January 22, 2003, by Finlay Jewelry, Inc. (‘‘FJI’’), Finlay Merchandising & Buying, Inc. (‘‘Finlay Merchandising & Buying’’) and eFinlay, Inc. (‘‘eFinlay’’) (incorporated by reference to Exhibit 10.11 filed as part of the Annual Report on Form 10-K for the period ended February 1, 2003 filed by the Company on May 1, 2003).
10	.10(a	)	Amended and Restated Security Agreement dated as of January 22, 2003, by and among Finlay Jewelry, FJI, Finlay Merchandising & Buying, eFinlay and G.E. Capital, individually and as agent (incorporated by reference to Exhibit 10.12 filed as part of the Annual Report on Form 10-K for the period ended February 1, 2003 filed by the Company on May 1, 2003).
10	.10(b	)	Amendment to Amended and Restated Security Agreement, dated as of May 19, 2005, by and among Finlay Jewelry, FJI, Finlay Merchandising & Buying, eFinlay, Carlyle & Co. Jewelers, Carlyle and Co. of Montgomery, Park Promenade, Inc. and J.E. Caldwell Co., and G.E. Capital, individually and as agent (incorporated by reference to Exhibit 10.2 filed as part of the Current Report on Form 8-K filed by the Company on May 25, 2005).
10.11			Amended and Restated Pledge Agreement dated as of January 22, 2003, by and among Finlay Jewelry, FJI, Finlay Merchandising & Buying, eFinlay and G.E. Capital, as agent (incorporated by reference to Exhibit 10.13 filed as part of the Annual Report on Form 10-K for the period ended February 1, 2003 filed by the Company on May 1, 2003).
10.12			Amended and Restated Trademark Security Agreement dated as of January 22, 2003 by Finlay Jewelry, FJI, Finlay Merchandising & Buying, eFinlay and in favor of G.E. Capital, as agent (incorporated by reference to Exhibit 10.14 filed as part of the Annual Report on Form 10-K for the period ended February 1, 2003 filed by the Company on May 1, 2003).
10.13			Amended and Restated Patent Security Agreement dated as of January 22, 2003 by Finlay Jewelry, FJI, Finlay Merchandising & Buying and eFinlay in favor of G.E. Capital, as agent (incorporated by reference to Exhibit 10.15 filed as part of the Annual Report on Form 10-K for the period ended February 1, 2003 filed by the Company on May 1, 2003).

Item Number		Description
10.14		Amended and Restated Copyright Security Agreement dated as of January 22, 2003 by Finlay Jewelry, FJI, Finlay Merchandising & Buying and eFinlay in favor of G.E. Capital, as agent (incorporated by reference to Exhibit 10.16 filed as part of the Annual Report on Form 10-K for the period ended February 1, 2003 filed by the Company on May 1, 2003).
10.15		Second Amended and Restated Open-End Mortgage Deed and Security Agreement from Finlay Jewelry to G.E. Capital, dated February 20, 2003, effective as of January 22, 2003 (incorporated by reference to Exhibit 10.17 filed as part of the Annual Report on Form 10-K for the period ended February 1, 2003 filed by the Company on May 1, 2003).
10.16		Form of Officer’s and Director’s Indemnification Agreement (incorporated by reference to Exhibit 10.4 filed as part of the Quarterly Report on Form 10-Q for the period ended April 29, 1995 filed by the Company on June 3, 1995).
10	.17*	Restricted Stock Agreement, dated as of August 14, 2003, between the Company and Arthur E. Reiner (incorporated by reference to Exhibit 10.2 filed as part of the Quarterly Report on Form 10-Q for the period ended November 1, 2003 filed by the Company on December 10, 2003).
10	.18*	Form of Restricted Stock Agreement entered into by the Company in connection with October 2003 restricted stock awards under the Company’s 1997 Long Term Incentive Plan (incorporated by reference to Exhibit 10.3 filed as part of the Quarterly Report on Form 10-Q for the period ended November 1, 2003 filed by the Company on December 10, 2003).
10	.19*	Form of Restricted Stock Agreement entered into by the Company in connection with restricted stock awards under the Company’s 1997 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 filed as part of the Quarterly Report on Form 10-Q for the period ended May 1, 2004 filed by the Company on June 10, 2004).
10	.20*	The Company’s 2004 Cash Bonus Plan (incorporated by reference to Exhibit 10.1 filed as part of the Current Report on Form 8-K filed by the Company on September 10, 2004).
10	.21*	Description of Director and Named Executive Officer Compensation.
10	.22*	Finlay Executive Severance Pay Plan, effective February 28, 2006.
11.1		Statement re: computation of earnings per share (not required because the relevant computation can be clearly determined from material contained in the financial statements).
14.1		Code of Business Conduct and Ethics, dated December 2005 (incorporated by reference to Exhibit 14.1 filed as part of the Annual Report on Form 10-K for the period ended January 28, 2006 filed by the Company on April 26, 2006).
14.2		Code of Ethics for Senior Financial Officers.
18.1		Preferability letter from Deloitte & Touche LLP regarding change in inventory valuation methodology (incorporated by reference to Exhibit 18 filed as part of the Quarterly Report on Form 10-Q for the period ended October 30, 2004 filed by the Company on December 9, 2004).
21.1		Subsidiaries of the Company.

Item Number	Description
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
23.2	Consent of Cherry, Bekaert & Holland L.L.P., Independent Registered Public Accounting Firm.
31.1	Certification of principal executive officer pursuant to the Sarbanes-Oxley Act of 2002, Section 302.
31.2	Certification of principal financial officer pursuant to the Sarbanes-Oxley Act of 2002, Section 302.
32.1	Certification of principal executive officer pursuant to the Sarbanes-Oxley Act of 2002, Section 906.
32.2	Certification of principal financial officer pursuant to the Sarbanes-Oxley Act of 2002, Section 906.

*	Indicates management contract or compensatory plan or arrangement.
(b)	Exhibits – See exhibit index included in Item 15(a)(3) of Part IV of this Form 10-K.
(c)	Financial Statement Schedules – See Item 15(a)(2) of Part IV of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Finlay Enterprises, Inc.
Date: April 19, 2007	By: /s/ ARTHUR E. REINER
Arthur E. Reiner
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ ARTHUR E. REINER	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	April 19, 2007

Arthur E. Reiner

/s/ BRUCE E. ZURLNICK	Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	April 19, 2007

Bruce E. Zurlnick

/s/ DAVID B. CORNSTEIN	Director	April 19, 2007

David B. Cornstein

/s/ ROHIT M. DESAI	Director	April 19, 2007

Rohit M. Desai

/s/ ELLEN R. LEVINE	Director	April 19, 2007

Ellen R. Levine

/s/ LOUIS LIPSCHITZ	Director	April 19, 2007

Louis Lipschitz

/s/ NORMAN S. MATTHEWS	Director	April 19, 2007

Norman S. Matthews

/s/ CHARLES E. MCCARTHY	Director	April 19, 2007

Charles E. McCarthy

/s/ THOMAS M. MURNANE	Director	April 19, 2007

Thomas M. Murnane

FINLAY ENTERPRISES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE
Management’s Report on Internal Control Over Financial Reporting	F-2
Reports of Independent Registered Public Accounting Firms	F-3
Consolidated Statements of Operations for the years ended February 3, 2007, January 28, 2006 and January 29, 2005	F-8
Consolidated Balance Sheets as of February 3, 2007 and January 28, 2006	F-9
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the years ended February 3, 2007, January 28, 2006 and January 29, 2005	F-10
Consolidated Statements of Cash Flows for the years ended February 3, 2007, January 28, 2006 and January 29, 2005	F-11
Notes to Consolidated Financial Statements for the years ended February 3, 2007, January 28, 2006 and January 29, 2005	F-12
Financial Statement Schedule: Schedule I — Condensed Financial Information of Registrant	F-36

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer (‘‘CEO’’) and Chief Financial Officer (‘‘CFO’’), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of February 3, 2007.

We excluded from our assessment any changes in internal control over financial reporting within our Congress subsidiary, which was acquired in November 2006, and whose financial statements reflect total assets and net sales constituting 4.7% and 0.9%, respectively, of the related consolidated financial statement amounts as of and for the year ended February 3, 2007.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of February 3, 2007 has been audited by Deloitte & Touche LLP and by Cherry, Bekaert & Holland L.L.P., independent registered public accounting firms, as stated in their reports which are included herein. As noted in their report, the audit of management’s assessment of internal control over financial reporting by Cherry, Bekaert & Holland, L.L.P. relates solely to Carlyle & Co. Jewelers, a wholly owned subsidiary of Finlay Fine Jewelry Corporation.

/s/ ARTHUR E. REINER
Arthur E. Reiner
President and Chief Executive Officer

/s/ BRUCE E. ZURLNICK
Bruce E. Zurlnick
Senior Vice President, Treasurer
and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
of Finlay Enterprises, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Finlay Enterprises, Inc. and subsidiaries (the ‘‘Company’’) maintained effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at its L. Congress, Inc. subsidiary, which was acquired in November 2006 and whose financial statements constitute $6,711,000 and $25,475,000 of net and total assets, respectively, $6,578,000 of net sales, and $308,000 of income from continuing operations of the consolidated financial statement amounts as of and for the year ended February 3, 2007. Accordingly, our audit did not include the internal control over financial reporting at L. Congress, Inc. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit. We did not examine the effectiveness of internal control over financial reporting of Carlyle & Co. Jewelers, a wholly-owned subsidiary of Finlay Fine Jewelry Corporation, whose financial statements reflect total assets, net sales and income from continuing operations constituting $75,634,000, $101,572,000 and $3,514,000, respectively, of the related consolidated financial statement amounts as of and for the year ended February 3, 2007. The effectiveness of Carlyle & Co. Jewelers’ internal control over financial reporting was audited by other auditors whose report has been furnished to us, and our opinions, insofar as they relate to the effectiveness of Carlyle & Co. Jewelers’ internal control over financial reporting, are based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit and the report of other auditors provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, based on our audit and the report of the other auditors, management’s assessment that the Company maintained effective internal control over financial reporting as of February 3, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, based on our audit and the report of the other auditors, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended February 3, 2007, of the Company and our report dated April 19, 2007 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule based on our audit and the report of other auditors and includes an explanatory paragraph relating to the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, as revised, effective January 29, 2006, and the restatement of the accompanying fiscal 2005 and 2004 Statements of Operations for discontinued operations, in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

/s/ DELOITTE & TOUCHE LLP

New York, New York
April 19, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
of Carlyle & Co. Jewelers:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Carlyle & Co. Jewelers (the ‘‘Company’’) maintained effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of February 3, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended February 3, 2007, of the Company and our report dated April 19, 2007 expressed an unqualified opinion on those financial statements based on our audit.

/s/ CHERRY, BEKAERT & HOLLAND L.L.P.

Raleigh, North Carolina
April 19, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
of Finlay Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets of Finlay Enterprises, Inc. and subsidiaries (the ‘‘Company’’) as of February 3, 2007 and January 28, 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended February 3, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Carlyle & Co. Jewelers (a wholly-owned subsidiary of Finlay Fine Jewelry Corporation), which statements reflect total assets constituting $75,634,000 and $62,323,000 of consolidated total assets as of February 3, 2007 and January 28, 2006, respectively, and total net sales constituting $101,572,000 and $69,490,000 of consolidated total net sales for the years ended February 3, 2007 and January 28, 2006, respectively. Such financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Carlyle & Co. Jewelers, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Finlay Enterprises, Inc. and subsidiaries as of February 3, 2007 and January 28, 2006, and the results of their operations and their cash flows for each of the three years in the period ended February 3, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the Notes to Consolidated Financial Statements, (1) the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on January 29, 2006, and (2) the accompanying fiscal 2005 and 2004 Statements of Operations have been restated for discontinued operations, in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 19, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits and the report of other auditors.

/s/ DELOITTE & TOUCHE LLP

New York, New York
April 19, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Carlyle & Co. Jewelers
Greensboro, North Carolina

We have audited the balance sheets of Carlyle & Co. Jewelers, a wholly-owned subsidiary of Finlay Fine Jewelry Corporation, (the ‘‘Company’’), as of February 3, 2007 and January 28, 2006, and the related statements of operations and retained earnings, and cash flows for the year ended February 3, 2007 and the 37 week period ended January 28, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carlyle & Co. Jewelers, a wholly-owned subsidiary of Finlay Fine Jewelry Corporation, as of February 3, 2007 and January 28, 2006, and the results of their operations and their cash flows for the year ended February 3, 2007 and the 37 week period ended January 28, 2006 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Carlyle & Co. Jewelers’ internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 19, 2007 expressed an unqualified opinion thereon.

/s/ CHERRY, BEKAERT & HOLLAND L.L.P.

Raleigh, North Carolina
April 19, 2007

FINLAY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005
Sales	$761,795	$709,731	$646,265
Cost of sales	402,915	361,855	322,432
Gross margin	358,880	347,876	323,833
Selling, general and administrative expenses	331,261	312,694	290,887
Credit associated with the closure of Sonab	—	—	(364)
Depreciation and amortization	15,137	14,712	14,512
Impairment of goodwill	—	77,288	—
Income (loss) from operations	12,482	(56,818)	18,798
Interest expense, net	23,501	21,903	20,579
Other expense	—	79	9,090
Loss from continuing operations before income taxes	(11,019)	(78,800)	(10,871)
Benefit for income taxes	(4,637)	(6,005)	(5,796)
Loss from continuing operations	(6,382)	(72,795)	(5,075)
Discontinued operations, net of tax	10,790	17,059	21,100
Net income (loss)	$4,408	$(55,736)	$16,025
Net income (loss) per share applicable to common shares:
Basic net income (loss) per share:
Loss from continuing operations	$(0.71)	$(8.11)	$(0.58)
Discontinued operations, net of tax	1.20	1.90	2.41
Basic net income (loss) per share	$0.49	$(6.21)	$1.83
Diluted net income (loss) per share:
Loss from continuing operations	$(0.71)	$(8.11)	$(0.58)
Discontinued operations, net of tax	1.20	1.90	2.41
Diluted income (loss) per share	$0.49	$(6.21)	$1.83
Weighted average shares and share equivalents outstanding:
Basic	9,016,730	8,980,621	8,737,272
Diluted	9,016,730	8,980,621	8,737,272

The accompanying notes are an integral part of these consolidated financial statements.

FINLAY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	February 3, 2007	January 28, 2006
ASSETS
Current assets:
Cash and cash equivalents	$2,415	$28,191
Accounts receivable	26,271	39,034
Other receivables	2,314	43,203
Merchandise inventories	430,479	331,757
Prepaid expenses and other	4,356	4,232
Total current assets	465,835	446,417
Fixed assets:
Building, equipment, fixtures and leasehold improvements	98,229	116,267
Less – accumulated depreciation and amortization	43,236	55,903
Fixed assets, net	54,993	60,364
Deferred charges and other assets, net	13,517	14,701
Goodwill	3,009	—
Total assets	$537,354	$521,482
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$45,876	$—
Accounts payable – trade	85,053	111,452
Accrued liabilities:
Accrued salaries and benefits	16,940	17,139
Accrued miscellaneous taxes	7,226	7,869
Accrued interest	2,874	3,031
Deferred income	5,206	7,543
Deferred income taxes	13,322	12,426
Other	16,394	13,831
Income taxes payable	13,471	20,770
Total current liabilities	206,362	194,061
Long-term debt	200,000	200,000
Deferred income taxes	7,827	10,171
Other non-current liabilities	936	965
Total liabilities	415,125	405,197
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common Stock, par value $.01 per share; authorized 25,000,000 shares; issued 11,348,017 and 11,214,614 shares, at February 3, 2007 and January 28, 2006, respectively	113	112
Additional paid-in capital	92,999	92,505
Retained earnings	56,704	52,296
Unamortized restricted stock compensation	—	(1,593)
Accumulated other comprehensive income	—	364
Less treasury stock, of 2,227,366 and 2,207,904 shares, at February 3, 2007and January 28, 2006, respectively, at cost	(27,587)	(27,399)
Total stockholders’ equity	122,229	116,285
Total liabilities and stockholders’ equity	$537,354	$521,482

The accompanying notes are an integral part of these consolidated balance sheets.

FINLAY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)/ Unamortized Restricted Stock Compensation	Treasury Stock	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Number of Shares	Amount
Balance, January 31, 2004	9,017,921	$108	$82,808	$92,007	$(1,490)	$(20,537)	$152,896
Net income	—	—	—	16,025	—	—	16,025	$16,025
Change in fair value of gold forward contracts, net of tax	—	—	—	—	(27)	—	(27)	(27)
Comprehensive income								$15,998
Exercise of stock options and related tax benefit	364,201	4	4,964	—	—	—	4,968
Issuance of restricted stock and restricted stock units	—	—	2,276	—	(1,453)	—	823
Amortization of restricted stock compensation and restricted stock units	—	—	—	—	1,358	—	1,358
Purchase of treasury stock	(392,745)	—	—	—	—	(6,862)	(6,862)
Balance, January 29, 2005	8,989,377	112	90,048	108,032	(1,612)	(27,399)	169,181
Net loss	—	—	—	(55,736)	—	—	(55,736)	$(55,736)
Change in fair value of gold forward contracts, net of tax	—	—	—	—	476	—	476	476
Comprehensive loss								$(55,260)
Exercise of stock options and related tax benefit	17,333	—	209	—	—	—	209
Issuance of restricted stock and restricted stock units	—	—	2,248	—	(1,309)	—	939
Amortization of restricted stock compensation and restricted stock units	—	—	—	—	1,216	—	1,216
Balance, January 28, 2006	9,006,710	112	92,505	52,296	(1,229)	(27,399)	116,285
Net income	—	—	—	4,408	—	—	4,408	$4,408
Change in fair value of gold forward contracts, net of tax	—	—	—	—	(364)	—	(364)	(364)
Comprehensive income								$4,044
Issuance of common stock	132,403	1	—	—	—	—	1
Reversal of unamortized restricted stock compensation	—	—	(1,593)	—	1,593	—	—
Exercise of stock options and related tax benefit	1,000	—	8	—	—	—	8
Stock options expense	—	—	95	—	—	—	95
Issuance of restricted stock and restricted stock units	—	—	565	—	—	—	565
Amortization of restricted stock compensation and restricted stock units	—	—	1,419	—	—	—	1,419
Purchase of treasury stock (Note 6)	(19,462)	—	—	—	—	(188)	(188)
Balance, February 3, 2007	9,120,651	$113	$92,999	$56,704	$—	$(27,587)	$122,229

The accompanying notes are an integral part of these consolidated financial statements.

FINLAY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,408	$(55,736)	$16,025
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Impairment of goodwill	—	77,288	—
Depreciation and amortization	18,397	19,125	17,319
Loss on disposal of fixed assets	6,072	182	902
Amortization of deferred financing costs	1,319	1,185	1,125
Amortization of restricted stock compensation and restricted stock units	1,419	1,216	1,358
Loss on extinguishment of debt	—	—	9,090
Credit associated with the closure of Sonab	—	—	(364)
Deferred income tax provision	(1,409)	(5,457)	12,337
Other, net	(265)	106	1,180
Changes in operating assets and liabilities, net of effects from purchase of Congress in 2006 and Carlyle in 2005 (Notes 15 and 16):
(Increase) decrease in accounts and other receivables	4,810	(23,057)	1,769
(Increase) decrease in merchandise inventories	(33,069)	1,989	(5,641)
(Increase) decrease in prepaid expenses and other	87	(262)	(342)
Increase (decrease) in accounts payable and accrued liabilities	(45,010)	10,730	(27,717)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(43,241)	27,309	27,041
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment, fixtures and leasehold improvements	(11,834)	(11,869)	(12,667)
Acquisition of Congress, net of cash acquired	(6,260)	—	—
Acquisition of Carlyle, net of cash acquired	—	(28,790)	—
NET CASH USED IN INVESTING ACTIVITIES	(18,094)	(40,659)	(12,667)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facility	794,138	733,314	590,311
Principal repayments on revolving credit facility	(748,262)	(733,314)	(590,311)
Payment of Congress debt assumed upon acquisition	(10,031)	—	—
Payment of Carlyle debt assumed upon acquisition	—	(17,137)	—
Proceeds from issuance of Senior Notes	—	—	200,000
Purchase and redemption of Old Senior Debentures and Old Senior Notes	—	—	(231,971)
Capitalized financing costs	(700)	(311)	(5,088)
Bank overdraft	594	(5,600)	(1,248)
Purchase of treasury stock	(188)	—	(6,862)
Stock options exercised	8	146	3,936
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	35,559	(22,902)	(41,233)
DECREASE IN CASH AND CASH EQUIVALENTS	(25,776)	(36,252)	(26,859)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	28,191	64,443	91,302
CASH AND CASH EQUIVALENTS, END OF YEAR	$2,415	$28,191	$64,443
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$23,033	$23,213	$23,695
Income taxes paid (refunded)	$11,121	$7,159	$(5,982)
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Tax benefit from exercise of stock options	$—	$63	$1,028
Restricted stock units issuance costs accrued not yet paid	$514	$546	$636
Accrual for purchases of fixed assets	$3,436	$2,548	$1,990
Reclassification of other receivables to merchandise inventories	$49,068	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION OF THE COMPANY

Finlay Enterprises, Inc. (the ‘‘Company’’, the ‘‘Registrant’’, ‘‘we’’, ‘‘us’’ and ‘‘our’’), a Delaware corporation, conducts business through its wholly-owned subsidiary, Finlay Fine Jewelry Corporation and its wholly-owned subsidiaries (‘‘Finlay Jewelry’’). References to ‘‘Finlay’’ mean collectively, the Company and Finlay Jewelry. We are a retailer of fine jewelry products and primarily operate licensed fine jewelry departments in department stores throughout the United States. All references herein to licensed departments refer to fine jewelry departments operated pursuant to license agreements with host department stores.

In May 2005, Finlay Jewelry completed the acquisition of Carlyle & Co. Jewelers (‘‘Carlyle’’). Carlyle currently operates 33 specialty jewelry stores in nine states located primarily in the southeastern United States under the Carlyle & Co., J.E. Caldwell & Co. and Park Promenade trade names. Carlyle’s results of operations are included in the accompanying Consolidated Statements of Operations since the date of acquisition.

In November 2006, Finlay Jewelry completed the acquisition of L. Congress, Inc. (‘‘Congress’’). Congress currently operates five specialty jewelry stores in southwest Florida. Congress’ results of operations are included in the accompanying Consolidated Statements of Operations since the date of acquisition.

As a result of the store closings in 2006 associated with the Federated Department Stores, Inc. (‘‘Federated’’) and The May Department Stores Company (‘‘May’’) merger, the results of operations for the 194 departments that were either divested or phased into the Macy’s East or Macy’s West divisions have been segregated from those of continuing operations, net of tax, and classified as discontinued operations for all periods presented. Additionally, as a result of the decision by Belk, Inc. (‘‘Belk’’) not to renew Finlay Jewelry’s license agreement, the results of operations of the 75 Belk departments that closed in January 2007 have been segregated from those of continuing operations, net of tax, and classified as discontinued operations for all periods presented. Unless otherwise indicated, the following discussion relates to our continuing operations. See Note 13 for additional information regarding discontinued operations.

In December 2006, Finlay Jewelry’s revolving credit agreement with General Electric Capital Corporation (‘‘G.E. Capital’’) and certain other lenders was amended and restated (the ‘‘Revolving Credit Agreement’’). The Revolving Credit Agreement, which matures in January 2011, provides Finlay Jewelry with a senior secured revolving line of credit up to $225.0 million (the ‘‘Revolving Credit Facility’’). In addition, we intend to increase the size of the Revolving Credit Facility in 2007 as a result of the conversion of the gold merchandise to owned inventory (refer to Note 3), resulting in a larger collateral base.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Consolidation:    The accompanying consolidated financial statements include the accounts of the Company and our wholly-owned subsidiary, Finlay Jewelry. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates:    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these Consolidated Financial Statements include merchandise inventories, vendor allowances, useful lives of finite-lived assets, accounting for acquisitions, self-insurance reserves, income taxes and other accruals. Actual results may differ from those estimates.

Fiscal Year:    Our fiscal year ends on the Saturday closest to January 31. References to 2007, 2006, 2005 and 2004 relate to the fiscal year ending on February 2, 2008, and the fiscal years ended on

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES   (continued)

February 3, 2007, January 28, 2006, and January 29, 2005, respectively. Each of the fiscal years includes 52 weeks, except 2006, which includes 53 weeks.

Cash and Cash Equivalents:    We consider cash on hand and deposits in money market funds as cash and cash equivalents.

Merchandise Inventories:    Consolidated inventories are stated at the lower of cost or market determined by the last-in, first-out (‘‘LIFO’’) method using internally developed indices. Inventory is reduced for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

During the majority of 2006, and from time to time in past years, we have entered into forward contracts based upon the anticipated sales of consigned gold merchandise. These contracts aided our efforts in hedging against the risk of gold price fluctuations, as the cost of gold for our consigned gold merchandise was not fixed until the merchandise was sold. For the years ended February 3, 2007, January 28, 2006 and January 29, 2005, the gain/loss on open forward contracts was not material. At February 3, 2007, we had no open positions in gold forward contracts. At January 28, 2006, we had two open positions in gold forward contracts totaling 10,000 fine troy ounces to purchase gold for $5.1 million. The fair value of gold under such contracts was $5.7 million at January 28, 2006.

Hedging:    Statement of Financial Accounting Standards (‘‘SFAS’’) No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities’’, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, all derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. SFAS No. 133 defines requirements for designation and documentation of hedging relationships, as well as ongoing effectiveness assessments, which must be met in order to qualify for hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value would be recorded in earnings immediately.

During 2006, and in past years, we had designated our existing derivative instruments, consisting of gold forward contracts, as cash flow hedges. For derivative instruments designated as cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income, a separate component of stockholders’ equity, and is reclassified into cost of sales when the offsetting effects of the hedged transaction impact earnings. Changes in the fair value of the derivative attributable to hedge ineffectiveness are recorded in earnings immediately. At February 3, 2007, we had no open positions in gold forward contracts. At January 28, 2006, the fair value of the gold forward contracts resulted in the recognition of an asset of $0.6 million. The amount recorded in accumulated other comprehensive income at January 28, 2006 of $0.4 million, net of tax, was reclassified into earnings during 2006.

Stock Based Compensation:    Effective January 29, 2006, we began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS No. 123R, ‘‘Share-Based Payment’’ (‘‘SFAS No. 123R’’), as interpreted by the Securities and Exchange Commission (the ‘‘Commission’’) Staff Accounting Bulletin No. 107. Prior to January 29, 2006, we had accounted for stock options according to the provisions of Accounting Principles Board (‘‘APB’’) Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’, and related interpretations, under which no compensation expense was recorded for awards granted without intrinsic value. We adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, have not retroactively adjusted results from prior periods. Under this method, compensation cost recorded for stock options during 2006 included amortization of the remaining unvested portion of the stock option awards granted prior to January 29, 2006, based on the estimated

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES   (continued)

fair value. Moreover, in accordance with the provisions of SFAS No. 123R, we reversed the balance in deferred compensation to additional paid-in-capital on our Consolidated Balance Sheets upon adoption of SFAS No. 123R.

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

Software Development Costs:    Software development costs have been accounted for in accordance with Statement of Position (the ‘‘SOP’’) No. 98-1, ‘‘Accounting for the Costs of Computer Software Developed or Obtained for Internal Use’’. The SOP states that software development costs that are incurred in the preliminary project stage are expensed as incurred. Once the specified criteria of the SOP have been met, internal and external direct costs incurred in developing or obtaining computer software as well as related interest costs are capitalized. Training and data conversion costs are expensed as incurred. In addition, costs incurred for the routine operation and maintenance of management information systems and software are expensed as incurred. Amortization is computed by the straight-line method over the estimated useful lives of the software ranging from three to seven years.

Included in Deferred charges and other assets, net in the accompanying Consolidated Balance Sheets at both February 3, 2007 and January 28, 2006, are capitalized software costs of $23.0 million and accumulated amortization of $19.0 million and $15.8 million, respectively.

Net Income (Loss) per share:    Net income (loss) per share has been computed in accordance with SFAS No. 128, ‘‘Earnings per Share’’. Basic and diluted net income (loss) per share were calculated using the weighted average number of shares outstanding during each period, with options to purchase common stock, par value $0.01 per share (‘‘Common Stock’’), restricted stock and restricted stock units, included in diluted net income (loss) per share, using the treasury stock method, to the extent that such options, restricted stock and restricted stock units were dilutive. As we had a loss from continuing operations for 2006, 2005 and 2004, the stock options, restricted stock and restricted stock units are not considered in the calculation of diluted net loss per share due to their antidilutive effect. As a result, the weighted average number of shares outstanding used for basic and diluted net loss per share calculations were the same. Total stock options, restricted stock and restricted stock units outstanding were 1,451,481, 1,411,094 and 1,387,139 at February 3, 2007, January 28, 2006 and January 29, 2005, respectively, with option prices ranging from $7.05 to $24.31 per share.

Deferred Financing Costs:    Deferred financing costs are amortized over the term of the related debt agreements using the straight line method, which approximates the effective interest method. Net deferred financing costs totaled $4.4 million at February 3, 2007 and $5.1 million at January 28, 2006, net of accumulated amortization of $3.5 million and $2.6 million, respectively. The deferred financing costs are reflected as a component of Deferred charges and other assets, net in the accompanying Consolidated Balance Sheets. Amortization of deferred financing costs for 2006, 2005 and 2004 totaled $1.3 million, $1.2 million and $1.1 million, respectively, and have been recorded as a component of Interest expense, net in the accompanying Consolidated Statements of Operations. Refer to Note 5 for additional information regarding deferred financing costs.

Revenue Recognition:    We recognize revenue upon the sale of merchandise, either owned or consigned, to our customers, net of anticipated returns and net of sales taxes collected. The provision for sales returns is based on our historical return rate. Both Carlyle and Congress offer their customers a layaway plan that allows them to set merchandise aside and pay for it over a period of time with no finance charges. Receipts of layaway deposits are recorded as a liability on the balance

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES   (continued)

sheet and are included in other current liabilities, which totaled approximately $0.7 million and $0.6 million at February 3, 2007 and January 28, 2006, respectively. Layaway deposits are not recognized as sales until fully paid for by the customer and the customer claims the merchandise.

Cost of Sales:    Cost of sales includes the cost of merchandise sold, repair expense, shipping, shrinkage and inventory losses. Store payroll, buying and occupancy costs such as license fees are reflected in Selling, general and administrative expenses (‘‘SG&A’’) in the accompanying Consolidated Statements of Operations.

Advertising Costs:    All costs associated with advertising are expensed in the month that the advertising takes place. For 2006, 2005 and 2004, gross advertising expenses were $36.7 million, $45.3 million and $45.4 million, respectively, and are included in SG&A in the accompanying Consolidated Statements of Operations.

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

Vendor allowances have been accounted for in accordance with Emerging Issues Task Force (‘‘EITF’’) Issue No. 02-16, ‘‘Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor’’ (‘‘EITF 02-16’’). EITF 02-16 addresses the accounting treatment for vendor allowances and provides that cash consideration received from a vendor should be presumed to be a reduction of the prices of the vendors’ product and should therefore be shown as a reduction in the purchase price of the merchandise. Further, these allowances should be recognized as a reduction in cost of sales when the related product is sold. To the extent that the cash consideration represents a reimbursement of a specific, incremental and identifiable cost, then those vendor allowances should be used to offset such costs.

As of February 3, 2007 and January 28, 2006, deferred vendor allowances totaled (i) $9.4 million and $11.1 million, respectively, for owned merchandise, which allowances are included as an offset to Merchandise inventories on our Consolidated Balance Sheets, and (ii) $5.2 million and $7.5 million, respectively, for merchandise received on consignment, which allowances are included as Deferred income on our Consolidated Balance Sheets.

Store Opening Costs:    The cost of opening new locations are expensed as incurred.

Fair Value of Financial Instruments:    Cash, accounts receivable, short-term borrowings, accounts payable and accrued liabilities are reflected in the Consolidated Financial Statements at fair value due to the short-term maturity of these instruments. The fair value of our debt is disclosed in Note 5. The fair value of our consigned inventory is disclosed in Note 3.

Accounting for the Impairment of Long-Lived Assets:    SFAS No. 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets’’, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement extends the reporting requirements to include reporting separately as discontinued operations, components of an entity that have either been disposed of or classified as held-for-sale. Refer to Note 13 for additional information regarding discontinued operations.

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

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES   (continued)

Accounting for Costs Associated with Exit or Disposal Activities:    We record liabilities for costs associated with exit or disposal activities when the liabilities are incurred.

Goodwill:    As of January 29, 2005, we had $77.3 million of goodwill. During 2005, an impairment of goodwill was recorded and the entire balance was eliminated. Refer to Note 14. As a result of the Congress acquisition in 2006, goodwill of $3.0 million was recorded in the stand-alone jewelry store segment. As the goodwill has an indefinite life, we will perform an assessment of goodwill impairment each year or as impairment indicators arise in accordance with SFAS No. 142, ‘‘Goodwill and Other Intangible Assets’’.

Intangible Assets:    As a result of the Carlyle and Congress acquisitions, tradenames and other intangible assets were recorded and are included in Deferred charges and other assets, net in the accompanying Consolidated Balance Sheets. Indefinite lived intangible assets, consisting of tradenames, are tested for impairment each year or as impairment indicators arise in accordance with SFAS No. 142, ‘‘Goodwill and Other Intangible Assets’’. The other intangible assets are amortized on a straight-line basis over their useful lives and the weighted average amortization period is 6.3 years. The amortization over the next five years is approximately $0.1 million per year. Following is a summary of our intangible assets (dollars in thousands):

	Trade- names	Other	Total
Balance at January 29, 2005	$—	$—	$—
Intangible assets acquired	580	207	787
Amortization	—	(15)	(15)
Balance at January 28, 2006	580	192	772
Intangible assets acquired	1,700	600	2,300
Amortization	—	(55)	(55)
Balance at February 3, 2007	$2,280	$737	$3,017

Seasonality:    A significant portion of our revenues are generated in the fourth quarter due to the seasonality of the retail industry. As such, results for interim periods are not indicative of annual results. Refer to Note 19 for unaudited quarterly financial data.

New Accounting Pronouncements:    In June 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued Financial Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’). FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions must be recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax position must be initially and subsequently recognized if it is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. FIN 48 also expands disclosure requirements to include an annual tabular rollforward of unrecognized tax benefits. The provisions of this interpretation are required to be adopted for fiscal periods beginning after December 15, 2006. The Company will be required to apply the provisions of FIN 48 to all tax positions upon initial adoption with any cumulative effect adjustment to be recognized as an adjustment to retained earnings. The Company is currently in the process of evaluating the impact of FIN 48.

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements’’ (‘‘SFAS No. 157’’). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES   (continued)

that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently in the process of assessing the impact the adoption of SFAS No. 157 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115’’ (‘‘SFAS No. 159’’). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently in the process of assessing the impact the adoption of SFAS No. 159 will have on our consolidated financial statements.

In September 2006, the Commission issued Staff Accounting Bulletin No. 108, ‘‘Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements’’ (‘‘SAB No. 108’’). SAB No. 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both an income statement (‘‘rollover’’) and balance sheet (‘‘iron curtain’’) approach and to evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial are now considered material, based on either approach not previously applied, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, a cumulative effect adjustment is recorded in opening retained earnings as of the beginning of the fiscal year of adoption. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006. The implementation of SAB No. 108 did not have any impact on our results of operations or equity.

In June 2006, the FASB ratified the consensus of EITF Issue No. 06-3, ‘‘How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)’’ (‘‘EITF Issue No. 06-3’’). EITF Issue No. 06-3 provides that gross or net presentation is an accounting policy decision that is dependent on the type of tax, and that similar taxes are to be presented in a consistent manner. The provisions of EITF Issue No. 06-3 will be effective as of the beginning of 2007, with early application permitted. Our current accounting policy is to present taxes within the scope of EITF Issue No. 06-3 on a net basis. Our adoption of EITF Issue No. 06-3 will not result in a change in our accounting policy and, accordingly, will not have any effect on our results of operations.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—MERCHANDISE INVENTORIES

Merchandise inventories consisted of the following:

	February 3, 2007	January 28, 2006
	(in thousands)
Jewelry goods – rings, watches and other fine jewelry (first-in, first-out (‘‘FIFO’’) basis)(a)	$458,920	$353,009
Less: Excess of FIFO cost over LIFO inventory value	28,441	21,252
	$430,479	$331,757

(a)	Merchandise inventories include $83.4 million and $54.4 million, respectively, for 2006 and 2005 of inventory related to our stand-alone jewelry stores. Additionally, the 2006 balance reflects the conversion of the majority of our gold consignment inventory to owned inventory, which at February 3, 2007 totaled approximately $95.1 million.

We determine our LIFO inventory value by utilizing internally developed indices. During 2006 and 2005, we recorded LIFO charges totaling $7.2 million and $2.6 million, respectively.

Approximately $204.0 million and $328.4 million at February 3, 2007 and January 28, 2006, respectively, of merchandise received on consignment is not included in Merchandise inventories or Accounts payable-trade in the accompanying Consolidated Balance Sheets and these amounts approximate the fair value of this merchandise. The decrease in consignment inventory is primarily associated with the termination of the gold consignment agreement and the conversion of this merchandise to owned inventory.

Effective as of November 29, 2006, Finlay Jewelry entered into an agreement to terminate and retire its obligation under the amended and restated gold consignment agreement (the ‘‘Gold Consignment Agreement’’). The Gold Consignment Agreement enabled Finlay Jewelry to receive consignment merchandise by providing gold, or otherwise making payment, to certain vendors. In accordance with the termination agreement, we paid approximately $49.9 million to purchase the outstanding gold. The payment of the gold was financed through additional borrowings under the Revolving Credit Agreement.

We considered many factors when evaluating whether to terminate the Gold Consignment Agreement, including the volatility of gold prices in recent years and our belief that we can better manage our gross margins under an owned inventory program working directly with our vendors. In addition, the termination simplifies our capital structure by eliminating an off-balance sheet contractual obligation. With the retirement of the obligation, we converted the majority of our gold consignment inventory of approximately $99.0 million to owned inventory on our Consolidated Balance Sheets which included the elimination of our other receivables, representing cash advances to certain vendors for the cost of the non-gold portion of the gold consignment merchandise.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—FIXED ASSETS

Fixed assets consists of the following:

	February 3, 2007	January 28, 2006
	(in thousands)
Land and building	$10,027	$10,024
Fixtures	59,702	77,705
Displays	6,487	8,273
Computers and equipment	16,567	18,102
Leasehold improvements	5,411	2,163
Automobiles	35	—
	98,229	116,267
Less: accumulated depreciation and amortization	(43,236)	(55,903)
Net fixed assets	$54,993	$60,364

Depreciation expense was $12.0 million, $11.5 million and $11.2 million for 2006, 2005 and 2004, respectively.

NOTE 5—SHORT AND LONG-TERM DEBT

In December 2006, Finlay Jewelry’s Revolving Credit Agreement was amended and restated. The Revolving Credit Agreement, which matures in January 2011, provides Finlay Jewelry with a senior secured revolving line of credit up to $225.0 million. The Revolving Credit Facility is limited by a borrowing base computed primarily on the value of the Company’s inventory and accounts receivables. Finlay Jewelry is permitted to use up to $30 million of the Revolving Credit Facility for the issuance of letters of credit issued for the account of Finlay Jewelry.

Amounts outstanding under the Revolving Credit Agreement bear interest at a rate equal to, at our option, (i) the Index Rate (as defined) plus a margin ranging from zero to 0.25% or (ii) adjusted Eurodollar rate plus a margin ranging from 1.25% to 2.0%, in each case depending on availability under our facility. ‘‘Index Rate’’ is defined as the higher of (i) the prime rate and (ii) the Federal Funds Rate plus 50 basis points per annum. A letter of credit fee which could range from 1.25% to 2.0%, per annum, depending on availability under our facility, of the face amount of letters of credit guaranteed under the Revolving Credit Agreement is payable monthly in arrears. An unused facility fee on the average unused daily balance of the Revolving Credit Facility is payable monthly in arrears equal to 0.25% per annum. Upon the occurrence (and during the continuance) of an event of default under the Revolving Credit Agreement, interest would accrue at a rate which is 2% in excess of the rate otherwise applicable, and the outstanding balance would be payable upon demand.

The Revolving Credit Agreement is secured by a first priority perfected security interest in all of Finlay Jewelry’s (and any subsidiary’s) present and future tangible and intangible assets. The Revolving Credit Agreement contains customary covenants, including limitations on or relating to capital expenditures, liens, indebtedness, investments, mergers, acquisitions, affiliate transactions, management compensation and the payment of dividends and other restricted payments. The Revolving Credit Agreement also contains a fixed charge coverage ratio requirement under certain circumstances. As of February 3, 2007, we were in compliance with this financial covenant. We also expect to be in compliance during 2007. Because compliance is based, in part, on our management’s estimates and actual results can differ from those estimates, there can be no assurance that we will be in compliance with the covenants in the future or that the lenders will waive or amend any of the covenants should we be in violation thereof. We believe the assumptions used are appropriate.

At February 3, 2007, $45.9 million was outstanding under the Revolving Credit Agreement, at which point the available borrowings were $167.4 million, after adjusting for letters of credit described

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—SHORT AND LONG-TERM DEBT   (continued)

below. There were no amounts outstanding at January 28, 2006 under the Revolving Credit Agreement. The maximum amounts outstanding under the Revolving Credit Agreement during 2006 and 2005 were $175.5 million and $158.2 million, respectively. The average amounts outstanding for the same periods were $69.2 million, $79.4 million and $50.6 million, respectively. The weighted average interest rates were 7.7%, 5.9% and 4.0% for 2006, 2005 and 2004, respectively.

At February 3, 2007 and January 28, 2006, we had letters of credit outstanding totaling $6.1 million and $10.9 million, respectively, which guarantee various trade activities. The contract amounts of the letters of credit approximate their fair value.

Long-term debt consisted of the following:

	February 3, 2007	January 28, 2006
	(in thousands)
Senior Notes(a)	$200,000	$200,000

(a)	The fair value of the Senior Notes, determined based on market quotes, was approximately $190.5 million at February 3, 2007.

During 2004, Finlay Jewelry completed the sale of 8-3/8% Senior Notes, due June 1, 2012, having an aggregate principal amount of $200.0 million (the ‘‘Senior Notes’’) and called for the redemption of all of the untendered 9% Senior Debentures, due May 1, 2008, having an aggregate principal amount of $75.0 million (the ‘‘Old Senior Debentures’’) and Finlay Jewelry’s 8 3/8% Senior Notes, due May 1, 2008, having an aggregate principal amount of $150.0 million (the ‘‘Old Senior Notes’’), respectively, and those securities were repurchased in July 2004. Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year.

Finlay Jewelry incurred approximately $5.2 million in costs associated with the sale of the Senior Notes, of which $5.0 million were deferred and are being amortized over the term of the Senior Notes. In 2004, we recorded pre-tax charges of approximately $9.1 million, including $6.7 million for redemption premiums paid on the Old Senior Debentures and the Old Senior Notes, $2.1 million to write-off deferred financing costs related to the refinancing of the Old Senior Debentures and the Old Senior Notes and $0.3 million for other expenses. These costs are included in Other expense in the accompanying Consolidated Statements of Operations for the year ended January 29, 2005.

The Senior Notes are unsecured senior obligations and rank equally in right of payment with all of the existing and future unsubordinated indebtedness of Finlay Jewelry and senior to any future indebtedness of Finlay Jewelry that is expressly subordinated to the Senior Notes. The Senior Notes are effectively subordinated to Finlay Jewelry’s secured indebtedness, including obligations under its Revolving Credit Agreement, to the extent of the value of the assets securing such indebtedness, and effectively subordinated to the indebtedness and other liabilities (including trade payables) of its subsidiaries. Finlay Jewelry may redeem the Senior Notes, in whole or in part, at any time on or after June 1, 2008 at specified redemption prices, plus accrued and unpaid interest, if any, to the date of the redemption. In addition, before June 1, 2007, Finlay Jewelry may redeem up to 35% of the aggregate principal amount of the Senior Notes with the net proceeds of certain equity offerings at 108.375% of the principal amount thereof, plus accrued interest to the redemption date. Upon certain change of control events, each holder of the Senior Notes may require Finlay Jewelry to purchase all or a portion of such holder’s Senior Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued interest to the purchase date.

The indenture governing the Senior Notes contains restrictions relating to, among other things, the payment of dividends, redemptions or repurchases of capital stock, the incurrence of additional indebtedness, the making of certain investments, the creation of certain liens, the sale of certain assets,

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—SHORT AND LONG-TERM DEBT   (continued)

entering into transactions with affiliates, engaging in mergers and consolidations and the transfer of all or substantially all assets. Finlay Jewelry was in compliance with all of its covenants as of and for the year ended February 3, 2007.

The aggregate amounts of long-term debt payable in each of the five years in the period ending January 31, 2012 are as follows:

(in thousands)
2007	$—
2008	—
2009	—
2010	—
2011	—
Thereafter	200,000
$200,000

Interest expense for 2006, 2005 and 2004 was $23.5 million, $22.2 million and $20.8 million, respectively. Interest income for the same periods was $23,000, $0.3 million and $0.2 million, respectively.

NOTE 6—STOCKHOLDERS’ EQUITY

Our Long Term Incentive Plan (the ‘‘1993 Plan’’) permits us to grant to our key employees, consultants and certain other persons, and our directors the following: (i) stock options; (ii) stock appreciation rights in tandem with stock options; (iii) limited stock appreciation rights in tandem with stock options; (iv) restricted or nonrestricted stock awards subject to such terms and conditions as the Compensation Committee shall determine; (v) performance units which are based upon attainment of performance goals during a period of not less than two nor more than five years and which may be settled in cash or in Common Stock, at the discretion of the Compensation Committee; or (vi) any combination of the foregoing. Under the 1993 Plan, we may grant stock options which are either incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the ‘‘Code’’), or non-incentive stock options. As of February 3, 2007, an aggregate of 732,596 shares of our Common Stock have been reserved for issuance pursuant to the 1993 Plan, of which 511,111 shares have been issued to date in connection with exercises of options granted under the 1993 Plan and 155,719 shares are reserved for issuance upon exercise of currently outstanding options. The remaining 65,766 shares of Common Stock are available for future grants under the 1993 Plan. The exercise prices of such stock options range from $7.23 per share to $16.50 per share.

In March 1997, our Board of Directors adopted the 1997 Long-Term Incentive Plan (the ‘‘1997 Plan’’), which was approved by our stockholders in June 1997. The 1997 Plan, which is similar to the 1993 Plan, provides for the grant of the same types of awards as are currently available under the 1993 Plan. An aggregate of 2,125,000 shares of our Common Stock have been reserved for issuance pursuant to the 1997 Plan, of which 294,494 shares have been issued to date in connection with exercises of options granted under the 1997 Plan, 860,615 shares are reserved for issuance upon exercise of currently outstanding options and 683,999 shares are subject to purchases and awards of restricted stock and restricted stock units. The remaining 285,892 shares of Common Stock are available for future grants under the 1997 Plan. The exercise prices of such stock options range from $7.05 per share to $24.31 per share. According to the terms of the 1997 Plan, it was due to expire on March 5, 2007. On February 27, 2007, the Company’s Board of Directors approved an amendment to the 1997 Plan to extend the term of the plan beyond the March 5, 2007 termination date. This amendment is subject to approval by the Company’s stockholders at the Company’s 2007 Annual Meeting.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—STOCKHOLDERS’ EQUITY   (continued)

Our stock repurchase program expired on September 30, 2005 and has not been renewed. We repurchased a total of 2,207,904 shares for $27.4 million under the stock repurchase program from inception through September 30, 2005.

Additionally, during 2006, we repurchased a total of 19,462 shares for approximately $188,000 pursuant to our long-term incentive plan, to satisfy tax withholding obligations related to the issuance of Common Stock to certain executives.

In February 2001, an executive officer of the Company was issued Common Stock, subject to restrictions (‘‘Restricted Stock’’) in the amount of 100,000 shares, pursuant to a restricted stock agreement. The Restricted Stock became fully vested on January 29, 2005. Compensation expense of approximately $1.2 million has been amortized over four years and totaled approximately $0.3 million in 2004.

In August 2003, the executive officer referred to above was issued an additional 50,000 shares of Restricted Stock, pursuant to a restricted stock agreement. Fifty percent of the Restricted Stock became fully vested on January 31, 2005. Compensation expense of approximately $0.4 million has been amortized over the vesting period and totaled approximately $0.3 million in 2004. The remaining 50% of the Restricted Stock becomes fully vested on June 30, 2007 and has been accounted for as a component of stockholders’ equity. Compensation expense of approximately $0.4 million is being amortized over the vesting period and totaled approximately $0.1 million in each of 2006, 2005 and 2004.

In October 2003, certain executives of the Company were awarded a total of 31,250 shares of Restricted Stock, pursuant to restricted stock agreements. The Restricted Stock becomes fully vested after four years of continuous employment with the Company and is accounted for as a component of stockholders’ equity with respect to unamortized restricted stock compensation. However, such shares are not considered outstanding until they are fully vested. Compensation expense of approximately $0.5 million is being amortized over four years and totaled approximately $0.1 million in each of 2006, 2005 and 2004.

In April 2004, certain executives of the Company were awarded a total of 32,500 shares of Restricted Stock, pursuant to restricted stock agreements. The Restricted Stock became fully vested in April 2006 and in May 2006, 32,500 shares of Common Stock were issued to these executives. Compensation expense of approximately $0.6 million has been amortized over two years and totaled $0.1 million, $0.3 million and $0.2 million in 2006, 2005 and 2004, respectively.

In April 2005, certain executives of the Company were awarded a total of 48,300 shares of Restricted Stock, pursuant to restricted stock agreements. The Restricted Stock becomes fully vested after three years of continuous employment with the Company and is accounted for as a component of stockholders’ equity. However, such shares are not considered outstanding until they are fully vested. Compensation expense of approximately $0.6 million is being amortized over three years and totaled $0.2 million and $0.1 million in 2006 and 2005, respectively.

Commencing in February 2005 and continuing through January 2009, an executive officer of the Company became entitled to receive stock incentive compensation based on the attainment of annual financial objectives established by senior management and approved by the Board of Directors. Pursuant to the executive’s employment contract, the maximum amount of stock incentive compensation payable in any fiscal year is equal to the number of restricted shares of Common Stock having an aggregate value nearest to $400,000 with the actual amount to be based on whether specified financial results are met for each fiscal year, except that for 2006, the maximum aggregate value is $200,000. Compensation expense related to this executive’s 2006 and 2005 stock incentive compensation totaled $0.2 million in each year.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—STOCKHOLDERS’ EQUITY   (continued)

Additionally, for each fiscal year during the employment term, the same executive officer discussed above is eligible to receive Restricted Stock having an aggregate value nearest to $500,000, subject to the terms of the employment agreement. This time-based Restricted Stock is accounted for as a component of stockholders’ equity. In February 2006, 54,437 shares were issued to the executive officer and compensation expense is being recognized ratably over the vesting period of two years and totaled $0.3 million in 2006. Additionally, in February 2007, 53,505 shares were issued to the executive officer and compensation expense will be recognized ratably over the vesting period of one year.

NOTE 7—STOCK-BASED COMPENSATION

Stock options outstanding under our stock incentive plans have been granted at prices which are equal to the market value of our stock on the date of grant, generally vest over five years and expire no later than ten years after the grant date.

Prior to the adoption of SFAS No. 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash flows on our Consolidated Statements of Cash Flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised be classified as financing cash flows. During 2006 excess tax benefits realized from the exercise of stock options were insignificant.

On January 23, 2006, the Company’s Compensation Committee of the Board of Directors approved accelerating the vesting of all out-of-the-money, unvested stock options held by employees and independent directors. An option was considered out-of-the-money if the stated option exercise price was greater than the closing price of our Common Stock on the day before the Compensation Committee approved the acceleration. Unvested out-of-the-money options to purchase approximately 35,400 shares became exercisable as a result of the vesting acceleration. The vesting acceleration did not result in the recognition of compensation expense for 2005.

During 2006, we recognized approximately $95,000 in share-based compensation expense, on a pre-tax basis, or $0.01 diluted net loss per share. The grant date fair value was calculated using the Black-Scholes option valuation model. No share-based compensation expense was recognized prior to January 29, 2006. Had compensation expense for our share-based plans been determined consistent with SFAS No. 123R during 2005 and 2004, our net income (loss) and net income (loss) per share would have been restated to the following pro forma amounts (in thousands, except per share data):

	January 28, 2006	January 29, 2005
Reported net income (loss)	$(55,736)	$16,025
Add: Stock-based employee compensation expense determined under the fair value method, net of tax	566	841
Deduct: Stock-based employee compensation expense included in reported net income (loss), net of tax	(706)	(1,162)
Pro forma net income (loss)	$(55,876)	$15,704
Basic and diluted net income (loss) per share:
Reported net income (loss) per share	$(6.21)	$1.83
Pro forma net income (loss) per share	$(6.21)	$1.80

There were no options granted during 2006. The fair value of options granted in 2005 and 2004 was estimated using the Black-Scholes option pricing model based on the weighted average market price at the grant date of $13.12 in 2005 and $18.60 in 2004 and the following weighted average assumptions for 2005 and 2004: risk free interest rate of 4.20%, and 3.78%, respectively, expected life

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—STOCK-BASED COMPENSATION   (continued)

of seven years for each year, expected dividend rate of 0% for each year, expected forfeiture rate of 0% for each year and volatility of 59.45% and 58.62%, respectively. The weighted average fair value of options granted in 2005 and 2004 was $4.64 and $6.30, respectively.

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded shares and because changes in subjective input assumptions can materially affect the fair value estimate, the actual value realized at the time the options are exercised may differ from the estimated values computed above.

The following table summarizes the changes in stock options outstanding during 2006:

	Options Outstanding				Options Exercisable
	Number Outstanding	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Ex. Price	Aggregate Intrinsic Value (000’s)(1)	Number Exercisable	Wtd. Avg. Ex. Price	Aggregate Intrinsic Value (000’s)(1)
Balance at January 28, 2006	1,068,634	3.20	$12.11	$563	1,029,634	$12.30	$475
Exercised	(1,000)	—	8.25	2	(1,000)	8.25	2
Vested(2)	—	—	—	—	39,000	7.05	—
Forfeited	(51,300)	—	12.44	—	(51,300)	12.44	—
Balance at February 3, 2007	1,016,334	2.24	$12.10	$618	1,016,334	$12.10	$618

(1)	The aggregate intrinsic values in the table above are based on the closing price of our Common Stock as of the last business day of the periods ended February 3, 2007 and January 28, 2006, which were $9.54 and $9.33, respectively.
(2)	Stock options vested in 2006 had a fair value of $0.4 million.

The total intrinsic value of options exercised during 2006, 2005 and 2004 was $0, $0.1 million and $3.0 million, respectively. All outstanding stock options at February 3, 2007 have vested and therefore are currently exercisable.

For 2006, 2005 and 2004, 54,437, 48,300 and 32,500 shares, respectively, of restricted stock were awarded with a weighted average fair value of $9.19, $11.92 and $19.35, respectively. During 2006, total amortization of restricted stock compensation was $0.7 million. As of February 3, 2007, there was $1.1 million of total unrecognized compensation cost related to nonvested restricted stock, which is expected to be recognized over the next twelve months.

The following table summarizes the changes in restricted stock outstanding during 2006:

	Restricted Stock(1)	Wtd. Avg. Grant Date Fair Value
Nonvested balance at January 28, 2006	137,050	$15.06
Granted	54,437	9.19
Vested	(32,500)	19.35
Forfeited	(1,500)	12.78
Nonvested balance at February 3, 2007	157,487	$12.17

(1)	Refer to Note 6 for additional information regarding restricted stock.

For 2006, 2005 and 2004, 136,006, 118,308 and 88,042 restricted stock units (‘‘RSUs’’), respectively, were awarded with a weighted average fair value of $9.49, $12.40 and $18.69, respectively. Refer to

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—STOCK-BASED COMPENSATION   (continued)

Note 8 for additional information regarding RSUs. During 2006, total amortization of RSUs was $0.7 million. As of February 3, 2007, there was $0.7 million of total unrecognized compensation cost related to nonvested RSUs, which is expected to be recognized over a weighted average period of 1.67 years.

The following table summarizes the changes in participant RSUs outstanding during 2006:

	Participant RSUs	Wtd. Avg. Grant Date Fair Value
Balance at January 28, 2006	108,365	$15.09
Granted	68,003	9.49
Shares issued	(22,240)	12.94
Balance at February 3, 2007	154,128	$12.93

The following table summarizes the changes in matching RSUs outstanding during 2006:

	Nonvested Matching RSUs		Vested Matching RSUs
	Number Outstanding	Wtd. Avg. Grant Date Fair Value	Number Outstanding	Wtd. Avg. Grant Date Fair Value
Balance at January 28, 2006	93,144	$14.70	15,221	$17.52
Granted	68,003	9.49	—	—
Vested	(16,132)	11.59	16,132	11.59
Shares issued	—	—	(1,632)	15.33
Forfeited	(11,318)	10.35	—	—
Balance at February 3, 2007	133,697	$12.79	29,721	$14.42

NOTE 8—	EXECUTIVE AND DIRECTOR DEFERRED COMPENSATION AND STOCK PURCHASE PLANS

In April 2003, the Board of Directors adopted the Executive Deferred Compensation and Stock Purchase Plan and the Director Deferred Compensation and Stock Purchase Plan, which was approved by our stockholders on June 19, 2003 (the ‘‘RSU Plans’’). Under the RSU Plans, key executives and non-employee directors, as directed by our Compensation Committee, are eligible to acquire RSUs. An RSU is a unit of measurement equivalent to one share of common stock, but with none of the attendant rights of a stockholder of a share of Common Stock. Two types of RSUs are awarded under the RSU Plans: (i) participant RSUs, where a plan participant may elect to defer, in the case of an executive employee, a portion of his or her actual or target bonus, and in the case of a non-employee director, his or her retainer fees and Committee chairmanship fees, and receive RSUs in lieu thereof and (ii) matching RSUs, where we will credit a participant’s plan account with one matching RSU for each participant RSU that a participant elects to purchase. While participant RSUs are fully vested at all times, matching RSUs are subject to vesting and forfeiture as set forth in the RSU Plans. At the time of distribution under the RSU Plans, RSUs are converted into actual shares of Common Stock. As of February 3, 2007, 352,736 RSUs, have been awarded under the RSU Plans, of which 23,872 shares have been issued and 11,318 shares have been forfeited. As of January 28, 2006, 216,730 RSUs have been awarded under the RSU Plans. Amortization totaled approximately $0.7 million and $0.5 million for 2006 and 2005, respectively.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—PROFIT SHARING PLAN

We maintain a defined contribution profit-sharing plan to provide retirement benefits for all personnel. Effective with the 2006 plan year, this plan provides for company matching contributions of $0.50 for each $1.00 of employee contribution, up to 5% of the employee’s salary, as limited by the Code, which begin to vest upon the completion of two years of employment and accrues at the rate of 20% per year. Prior to 2006, this plan provided for company matching contributions of $0.25 for each $1.00 of employee contribution, up to 5% of the employee’s salary, as limited by the Code. Additionally, the plan provided the option to contribute 2% of the employees’ earnings annually, as limited by the Code. Company contributions totaled $2.1 million, $2.2 million and $2.3 million in 2006, 2005 and 2004, respectively.

In addition, Carlyle maintains a separate employee tax savings plan under Section 401(k) of the Code, which provides for matching contributions of 25% of employee contributions, up to 5% of each participating employee’s earnings. Matching contributions for both 2006 and 2005 totaled approximately $0.1 million. Carlyle may make additional contributions to the plan, however, no additional contributions were made during 2006 and 2005.

NOTE 10—INCOME TAXES

For income tax reporting purposes, we have an October 31 year end. We file a consolidated Federal income tax return with our wholly-owned subsidiary, Finlay Jewelry and its wholly owned subsidiaries.

Deferred income taxes at year end reflect the impact of temporary differences between amounts of assets and liabilities for financial and tax reporting purposes.

Deferred tax assets and liabilities at year end are as follows:

	February 3, 2007	January 28, 2006
	(in thousands)
Deferred Tax Assets
Uniform inventory capitalization	$3,678	$3,879
Expenses not currently deductible	3,753	3,226
Net operating losses – current	503	503
	7,934	7,608
Valuation allowance	—	—
Total current	7,934	7,608
Net operating losses – non-current	1,772	2,284
Tax deductible goodwill	2,215	2,601
Total non-current	3,987	4,885
Total deferred tax assets	11,921	12,493
Deferred Tax Liabilities
LIFO inventory valuation	21,256	20,034
Total current	21,256	20,034
Depreciation and amortization	11,814	15,056
Total non-current	11,814	15,056
Total deferred tax liabilities	33,070	35,090
Net deferred income tax liabilities	$21,149	$22,597
Net current deferred income tax liabilities	$13,322	$12,426
Net non-current deferred income tax liabilities	7,827	10,171
Net deferred income tax liabilities	$21,149	$22,597

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10—INCOME TAXES   (continued)

The components of the benefit for income taxes are as follows (in thousands):

	Fiscal Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005
Current taxes – Federal	$(2,069)	$(486)	$(14,219)
Current taxes – State and local	(1,159)	92	(3,314)
Current taxes – Foreign	—	(154)	(600)
Deferred taxes – Federal	(1,113)	(4,073)	9,746
Deferred taxes – State and local	(296)	(1,384)	2,591
Benefit for income taxes	$(4,637)	$(6,005)	$(5,796)

A reconciliation of the income tax benefit computed by applying the federal statutory rate to Loss from continuing operations before income taxes to the Benefit for income taxes on the accompanying Consolidated Statements of Operations is as follows (in thousands):

	Fiscal Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005
Federal statutory provision	$(3,856)	$(27,580)	$(3,805)
Impairment of goodwill	—	23,258	—
Foreign tax refund	—	—	(1,800)
Redetermination of foreign tax credits	—	(154)	1,200
State and local taxes, net of federal benefit	(946)	(1,227)	(836)
Reversal of tax accruals no longer required	(50)	(425)	(1,025)
Other	215	123	470
Benefit for income taxes	$(4,637)	$(6,005)	$(5,796)

During 2006 and 2005, a benefit of approximately $50,000 and $425,000, respectively, was recorded associated with the reversal of tax accruals no longer required, primarily as the result of the closing of open tax years. The 2005 period reflects a benefit of approximately $4.4 million associated with the impairment of goodwill.

As a result of the acquisition of Carlyle, we acquired net operating loss carryforwards that are subject to an annual limitation of $1.3 million. At October 31, 2006, we had available net operating loss carryforwards for federal income tax reporting purposes of approximately $5.7 million that expire from 2021 through 2025.

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

NOTE 11—	LICENSE AGREEMENTS WITH DEPARTMENT STORES AND LEASE AGREEMENTS

We conduct the majority of our operations as licensed departments in department stores. All of the department store licenses provide that, except under limited circumstances, the title to certain of our fixed assets transfers upon termination of the licenses, and that we will receive reimbursement for

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—	LICENSE AGREEMENTS WITH DEPARTMENT STORES AND LEASE AGREEMENTS (continued)

the undepreciated value of such fixed assets from the host store upon such transfer. The value of such fixed assets are recorded at the inception of the license arrangement as well as upon department renovations, and are reflected in the accompanying Consolidated Balance Sheets.

Our operating leases consist primarily of office space rentals and the Carlyle and Congress retail store locations, which leases expire on various dates through 2016. The department store license agreements provide for the payment of fees based on sales (i.e., contingent fees in the table below). Additionally, certain of the Carlyle and Congress leases require payment of contingent rent based on a percentage of store sales in excess of a specified threshold. License fees and lease expense, included in Selling, general and administrative expenses, are as follows (in thousands):

	Fiscal Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005
Minimum fees	$7,791	$5,758	$2,028
Contingent fees	110,929	108,480	108,699
Total	$118,720	$114,238	$110,727

Future minimum payments under noncancellable operating leases having initial or remaining noncancellable lease terms in excess of one year are as follows as of February 3, 2007:

(in thousands)
2007	$7,426
2008	6,334
2009	4,458
2010	4,141
2011	3,525
Thereafter	7,862
Total minimum payments required	$33,746

NOTE 12—CONSOLIDATION OF HOST STORE GROUPS AND OTHER

In August 2005, Federated announced that it had completed a merger with May. In September 2005, Federated announced its integration plans including a divisional realignment and divestiture of certain stores. As of February 3, 2007, we operated a total of 349 departments in five of Federated’s eight divisions, as follows:

Macy’s South	140
Macy’s Midwest	84
Macy’s North	56
Macy’s Northwest	37
Bloomingdale’s	32
Total	349

During the first half of 2006, 194 stores have either been divested or phased into the Macy’s East or Macy’s West divisions and have been classified as discontinued operations in accordance with SFAS No. 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets’’ (‘‘SFAS No. 144’’). See Note 13 for additional information regarding discontinued operations. During 2006 and 2005, we recorded charges associated with accelerated depreciation of fixed assets and severance related to our

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12—CONSOLIDATION OF HOST STORE GROUPS AND OTHER   (continued)

field operations totaling approximately $4.1 million and $3.8 million, respectively, related to these departments. These costs are included in discontinued operations in the accompanying Consolidated Statements of Operations.

In May 2006, the Company announced that Belk would not renew Finlay Jewelry’s license agreement due to Belk’s acquisition of a privately-held company that licensed fine jewelry departments in certain of the Belk stores. The termination of the license agreement, effective at the end of 2006, resulted in the closure of 75 departments. In 2006, we generated sales of approximately $51.9 million from the Belk departments. During 2006, we recorded charges of approximately $0.3 million related to the accelerated depreciation of fixed assets and severance related to our field operations. These costs are included in discontinued operations in the accompanying Consolidated Statements of Operations.

Further, as a result of Belk’s acquisition of Parisian from Saks in October 2006, the Parisian departments will close in July 2007. In 2006, we generated sales of approximately $22.9 million from our 33 Parisian departments. During 2006, we recorded charges of approximately $0.2 million related to the accelerated depreciation of fixed assets. These costs are included in continuing operations in the accompanying Consolidated Statements of Operations and will be reclassified to discontinued operations when the departments close.

Following is a summary of the activity in the accrual established for severance charges for both our field operations and corporate office that have been recorded within our department store based fine jewelry department segment (in thousands):

Severance and Termination Benefits
Balance at January 29, 2005	$168
Charges	1,233
Payments	(143)
Balance at January 28, 2006	1,258
Charges(1)	3,458
Payments	(4,131)
Balance at February 3, 2007	$585

(1)	Includes $2.5 million of charges recorded in discontinued operations and $0.9 million of charges recorded in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

NOTE 13—DISCONTINUED OPERATIONS

As a result of the store closings associated with the Federated/May merger as well as the Belk store closings, the results of operations of the departments closed during 2006 have been segregated from those of continuing operations, net of tax, and classified as discontinued operations for all periods presented. All of these departments, operated in our department store based fine jewelry department segment.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13—DISCONTINUED OPERATIONS   (continued)

A summary of the statement of operations information relating to the discontinued operations is as follows (in thousands):

	February 3, 2007	January 28, 2006	January 29, 2005
Sales	$157,786	$280,403	$277,341
Income before income taxes(1)(2)	18,008	28,420	35,219
Discontinued operations, net of tax(3)	10,790	17,059	21,100

(1)	Includes an allocation of $0.7 million, $1.3 million and $0.9 million of interest expense related to the Revolving Credit Agreement for 2006, 2005 and 2004, respectively.
(2)	The results of operations of the closed departments excludes allocations of general and administrative expenses and interest expense related to the Senior Notes.
(3)	Included in discontinued operations, net of tax, for 2006 and 2005 are charges totaling $4.4 million and $3.8 million, respectively, associated with accelerated depreciation of fixed assets and severance.

NOTE 14—GOODWILL IMPAIRMENT

SFAS No. 142 requires an impairment-only approach to accounting for goodwill. During the quarter ended July 30, 2005, Federated announced their intention to divest, beginning in 2006, certain stores in which we operate the fine jewelry departments. Based upon this business indicator, we utilized our SFAS No. 142 model to evaluate the carrying value of the goodwill recorded on our department store based fine jewelry departments segment as of July 30, 2005.

The goodwill impairment analysis took into consideration our results for the first half of the year and estimates for the balance of the year and beyond, as well as Federated’s announcement to divest certain stores. We performed our impairment analysis in accordance with SFAS No. 142, the provisions of which require, similar to the recognition of goodwill in a business combination, an allocation of the fair value to all of our assets and liabilities (excluding Carlyle) (including any unrecognized intangible assets) as if the Company had been acquired in a business combination and the fair value of the Company was the price paid to acquire the Company. As a result of this analysis, an impairment of goodwill of $77.3 million, on a pre-tax basis, was recorded as a component of income (loss) from continuing operations in the accompanying Consolidated Statements of Operations for 2005, which eliminated all of the goodwill that was on our balance sheet at that time.

NOTE 15—CARLYLE & CO. JEWELERS ACQUISITION

In May 2005, Finlay Jewelry completed the acquisition of Carlyle. The purchase price was approximately $29.0 million, plus transaction fees of approximately $1.7 million, and was financed with additional borrowings under the Revolving Credit Agreement. The acquisition was undertaken to complement and diversify our existing business and provides the opportunity to increase our presence in the luxury jewelry market. In connection with the purchase, Carlyle’s revolving credit facility totaling $17.1 million was terminated and paid in full at the closing. Since the date of the acquisition, Carlyle’s cash requirements have been, and will continue to be, funded under the Revolving Credit Agreement.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15—CARLYLE & CO. JEWELERS ACQUISITION   (continued)

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

Cash	$1,695
Merchandise inventories	55,157
Prepaid expenses and other current assets	2,308
Property and equipment	1,751
Other assets	7,284
Liabilities assumed	37,710
Net assets acquired	$30,485

The following consolidated pro forma information presents our sales and net loss as if the Carlyle acquisition had taken place at the beginning of the respective periods presented:

	Fiscal Year Ended
	January 28, 2006	January 29, 2005
	(in thousands)
Sales	$733,181	$731,302
Loss from continuing operations(a)	(80,027)	(7,742)
Net loss(a)	(73,605)	(3,322)
Basic and Diluted net loss per share(a)	(8.20)	(0.38)

(a)	The loss from continuing operations for 2005 includes a charge of approximately $77.3 million, on a pre-tax basis, related to the impairment of goodwill. The net loss and net loss per share for 2005 includes a charge of approximately $72.9 million, net of tax, related to the impairment of goodwill.

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

NOTE 16—CONGRESS ACQUISITION

In November 2006, Finlay Jewelry completed the acquisition of Congress. The purchase price was approximately $6.0 million plus transaction fees of approximately $0.4 million, and was financed with additional borrowings under the Revolving Credit Agreement. The acquisition was undertaken to complement and diversify our existing business and provides us the opportunity to increase our presence in the luxury jewelry market. In connection with the purchase, Congress’ revolving credit facility and outstanding debt totaling $10.0 million, was terminated and paid in full at the closing. Since the date of the acquisition, Congress’ cash requirements have been, and will continue to be, funded under the Revolving Credit Agreement.

The purchase agreement relating to Congress provides for additional purchase price consideration to be paid to the former principals of Congress in 2009. The payment is contingent upon the achievement of certain results of operations of the Congress stores for the 36 months following the acquisition as compared to certain financial thresholds stated in the purchase agreement. No

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16—CONGRESS ACQUISITION   (continued)

additional consideration has been included in our disclosure of the purchase price as it is not yet determinable if any such payments will be made.

The Congress acquisition has been accounted for as a purchase, and, accordingly, the operating results of Congress have been included in our consolidated financial statements since the date of acquisition. Our February 3, 2007 Consolidated Balance Sheet reflects the Congress acquisition using a purchase price allocation. The following table summarizes the fair value of the assets and liabilities at the date of acquisition (dollars in thousands):

Cash	$62
Merchandise inventories	16,574
Prepaid expenses and other current assets	448
Property and equipment	3,155
Goodwill	3,009
Other assets	2,413
Liabilities assumed	19,259
Net assets acquired	$6,402

NOTE 17—SEGMENT INFORMATION

Prior to the acquisition of Carlyle in May 2005, we operated in a single reportable segment, the operation of department store based fine jewelry departments. In accordance with SFAS No. 131, ‘‘Disclosures about Segments of an Enterprise and Related Information’’, we currently have two reporting segments-department store based fine jewelry departments and stand-alone jewelry stores (includes the Carlyle and Congress operating segments which are aggregated into one reporting segment). The accounting policies of the segments are generally the same as those described in Note 2. There are no intercompany sales between the segments.

The following table provides segment level financial information for the years ended February 3, 2007 and January 28, 2006 (dollars in thousands):

	Fiscal Year Ended
	February 3, 2007			January 28, 2006			January 29, 2005
	Department Store Based Fine Jewelry Departments(b)	Stand-alone Jewelry Stores	Total	Department Store Based Fine Jewelry Departments(b)	Stand-alone Jewelry Stores	Total	Department Store Based Fine Jewelry Departments(b)
Sales	$653,645	$108,150	$761,795	$640,241	$69,490	$709,731	$646,265
Depreciation and amortization	14,405	732	15,137	14,365	347	14,712	14,512
Income (loss) from operations(a)	4,275	8,207	12,482	(62,597)	5,779	(56,818)	18,798
Interest expense, net	21,677	1,824	23,501	21,040	863	21,903	20,579
Provision (benefit) for income taxes	(7,198)	2,561	(4,637)	(7,972)	1,967	(6,005)	(5,796)
Total assets	436,245	101,109	537,354	459,159	62,323	521,482	560,908
Capital expenditures	9,445	2,389	11,834	10,100	1,769	11,869	12,667

(a)	The loss from operations for 2005 for Finlay includes a pre-tax charge of approximately $77.3 million related to the impairment of goodwill. See Note 14.
(b)	Included in Interest expense, net for 2006, 2005 and 2004 is $16.8 million, $16.8 million and $17.8 million, respectively, related to the Senior Notes and also, in 2004, the Old Senior Debentures and Old Senior Notes for the portion of the year that these were outstanding. Refer to Note 5.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17—SEGMENT INFORMATION   (continued)

Additionally, our sales mix by merchandise category was as follows for, 2006, 2005 and 2004 (dollars in thousands):

	Fiscal Year Ended
	February 3, 2007				January 28, 2006				January 29, 2005
	Department Store Based Fine Jewelry Departments		Stand-alone Jewelry Stores(1)		Department Store Based Fine Jewelry Departments		Stand-alone Jewelry Stores(2)		Department Store Based Fine Jewelry Departments
	Sales	% of Sales	Sales	% of Sales	Sales	% of Sales	Sales	% of Sales	Sales	% of Sales
Diamonds	$173,304	26.5%	$29,847	27.6%	$173,802	27.1%	$19,462	28.1%	$170,614	26.4%
Gemstones	132,978	20.3	10,710	9.9	132,073	20.6	5,159	7.5	137,654	21.3
Gold	123,880	19.0	1,637	1.5	127,145	19.9	1,130	1.6	138,301	21.4
Watches	92,090	14.1	43,185	39.9	89,475	14.0	26,290	37.8	92,416	14.3
Designer	49,420	7.6	15,798	14.6	39,568	6.2	13,278	19.1	37,483	5.8
Other(3)	81,973	12.5	6,973	6.5	78,178	12.2	4,171	5.9	69,797	10.8
Total Sales	$653,645	100.0%	$108,150	100.0%	$640,241	100.0%	$69,490	100.0%	$646,265	100.0%

(1)	Sales for 2006 includes Congress since the date of acquisition in November 2006.

(2)	Sales for 2005 includes Carlyle since the date of acquisition in mid-May 2005.
(3)	Includes special promotional items, remounts, estate jewelry, pearls, beads, cubic zirconia, sterling silver and men’s jewelry, as well as repair services and accommodation sales to our employees.

NOTE 18—COMMITMENTS AND CONTINGENCIES

From time to time, we are involved in litigation arising out of our operations in the normal course of business. As of April 13, 2007, we are not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our business, results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our consolidated financial statements.

In November 2004, we entered into an employment agreement with a senior executive. The employment agreement has a term ending on January 31, 2009, unless earlier terminated in accordance with the provisions of the employment agreement. The agreement provides an annual salary level of approximately $1.0 million as well as incentive compensation based on meeting specific financial goals.

In June 2005, we entered into employment agreements with three senior executives of Finlay Jewelry and, in March 2006, we entered into an employment agreement with a fourth senior executive of Finlay Jewelry. Each of the agreements has a term of three years, unless earlier terminated in accordance with the provisions of the employment agreements. The agreements provide for annual salary levels totaling approximately $1.6 million, incentive compensation based on meeting specific financial goals and a special bonus equal to 50% of each executives’ salary if, in the case of the June 2005 agreements, the executive is employed by Finlay Jewelry on June 30, 2008, and, in the case of the March 2006 agreement, if the executive is employed by Finlay Jewelry on February 28, 2009.

The Senior Notes and the Revolving Credit Agreement currently restrict the amount of annual distributions from Finlay Jewelry to us.

Our concentration of credit risk consists principally of accounts receivable. During 2006, store groups owned by Federated accounted for approximately 57.0% of our sales (excluding the Federated departments that closed in 2006 and Lord & Taylor, which was sold to NRDC Equity Partners LLC in

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18—COMMITMENTS AND CONTINGENCIES   (continued)

late 2006). We believe that the risk of insolvency associated with these receivables, other than those from Federated, would not have a material adverse effect on our financial position or results of operations.

In 2006, approximately 43.0% of sales related to the department store based fine jewelry departments were generated by merchandise obtained from their ten largest vendors and approximately 9.0% of sales related to the Finlay departments were generated by merchandise obtained from their largest vendor. Additionally, merchandise obtained from our stand-alone jewelry stores’ two largest vendors generated approximately 44.0% of their sales.

We have not provided any third-party financial guarantees as of February 3, 2007 and January 28, 2006 and for each of the three fiscal years in the period ended February 3, 2007.

Refer to Note 16 for a discussion of the contingent purchase price relating to the Congress acquisition.

Refer to Note 5 for a discussion of letters of credit outstanding.

NOTE 19—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes the quarterly financial data for 2006 and 2005 (dollars in thousands, except per share data). The 2006 and 2005 quarterly financial data has been restated to reflect discontinued operations:

	Fiscal Year Ended February 3, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth(a) Quarter
Sales	$149,343	$153,593	$140,059	$318,800
Gross margin	72,507	73,250	65,200	147,923
Selling, general and administrative expenses	74,019	72,165	69,128	115,949
Income (loss) from operations	(5,216)	(2,555)	(7,702)	27,955
Income (loss) from continuing operations	(6,330)	(4,944)	(8,325)	13,217
Discontinued operations, net of tax(b)	6,449	962	419	2,960
Net income (loss)	119	(3,982)	(7,906)	16,177
Basic net income (loss) per share(c):
Income (loss) from continuing operations	$(0.70)	$(0.55)	$(0.92)	$1.46
Discontinued operations(b)	0.71	0.11	0.04	0.33
Basic net income (loss) per share	$0.01	$(0.44)	$(0.88)	$1.79
Diluted net income (loss) per share(c):
Income (loss) from continuing operations	$(0.70)	$(0.55)	$(0.92)	$1.41
Discontinued operations(b)	0.71	0.11	0.04	0.32
Diluted net income (loss) per share	$0.01	$(0.44)	$(0.88)	$1.73

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19—QUARTERLY FINANCIAL DATA (UNAUDITED)   (continued)

	Fiscal Year Ended January 28, 2006
	First Quarter	Second Quarter(d)	Third Quarter(d)	Fourth Quarter(d)
Sales	$131,466	$142,446	$133,135	$302,684
Gross margin	65,094	70,746	64,954	147,082
Selling, general and administrative expenses	66,038	70,155	67,825	108,676
Income (loss) from operations(e)	(4,398)	(80,170)	(6,709)	34,459
Income (loss) from continuing operations(e)	(5,506)	(77,833)	(7,562)	18,106
Discontinued operations, net of tax(b)	2,692	3,040	688	10,639
Net income (loss)(f)	(2,814)	(74,793)	(6,874)	28,745
Basic net income (loss) per share(c)(f):
Income (loss) from continuing operations	$(0.61)	$(8.67)	$(0.84)	$2.02
Discontinued operations(b)	0.30	0.34	0.07	1.18
Basic net income (loss) per share	$(0.31)	$(8.33)	$(0.77)	$3.20
Diluted net income (loss) per share(c)(f):
Income (loss) from continuing operations	$(0.61)	$(8.67)	$(0.84)	$1.96
Discontinued operations(b)	0.30	0.34	0.07	1.15
Diluted net income (loss) per share	$(0.31)	$(8.33)	$(0.77)	$3.11

(a)	The fourth quarter of 2006 reflects the results of operations of Congress since the date of acquisition in November 2006.
(b)	Discontinued operations includes the after-tax operations of the 194 doors that have either been divested or phased into the Macy’s East or Macy’s West divisions as a result of the Federated/May merger as well as the Belk department closings.
(c)	Net income (loss) per share for each quarter is computed as if each quarter were a discrete period. As such, the total of the four quarters net income (loss) per share does not necessarily equal the net income (loss) per share for the year.
(d)	The second, third and fourth quarters of 2005 reflect the results of operations of Carlyle since the date of acquisition in mid-May 2005.
(e)	The income (loss) from operations and the income (loss) from continuing operations includes a charge of approximately $77.3 million on a pre-tax basis, related to the impairment of goodwill in the second quarter of 2005.
(f)	Net income (loss) and net income (loss) per share includes a charge of approximately $72.9 million, net of tax, related to the impairment of goodwill during the second quarter of 2005.

SCHEDULE I

CONDENSED FINANCIAL INFORMATION
OF REGISTRANT

FINLAY ENTERPRISES, INC. – PARENT COMPANY
STATEMENT OF OPERATIONS
(in thousands)

	Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005
Revenue	$—	$—	$—
Expenses:
Selling, general and administrative expenses	—	—	—
Interest expense, net	(11)	(47)	2,458
Other expense	—	—	3,128
Total expenses	(11)	(47)	5,586
Equity in income (loss) of subsidiaries	4,400	(55,765)	19,487
Income (loss) before income taxes	4,411	(55,718)	13,901
Provision (benefit) for income taxes	3	18	(2,124)
Net income (loss)	$4,408	$(55,736)	$16,025

SCHEDULE I (continued)

CONDENSED FINANCIAL INFORMATION
OF REGISTRANT

FINLAY ENTERPRISES, INC. – PARENT COMPANY
BALANCE SHEETS
(in thousands)

	February 3, 2007	January 28, 2006
ASSETS
Current assets:
Cash and cash equivalents	$710	$693
Due from affiliate	4,989	3,096
Total current assets	5,699	3,789
Investment in subsidiary	116,605	112,204
Total assets	$122,304	$115,993
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Income tax payable, due to affiliate	$75	$72
Total liabilities	75	72
Stockholders’ equity:
Common stock	113	112
Additional paid-in-capital	92,999	92,505
Retained earnings	56,704	52,296
Unamortized restricted stock compensation	—	(1,593)
Less treasury stock	(27,587)	(27,399)
Total stockholders’ equity	122,229	115,921
Total liabilities and stockholders’ equity	$122,304	$115,993

SCHEDULE I (continued)

CONDENSED FINANCIAL INFORMATION
OF REGISTRANT

FINLAY ENTERPRISES, INC. – PARENT COMPANY
STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	February 3, 2007	January 28, 2006	January 29, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,408	$(55,736)	$16,025
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	—	—	67
Loss on extinguishment of debt	—	—	3,128
Equity in (income) loss of subsidiaries	(4,400)	55,765	(19,487)
Receipt/(payment) of dividends from affiliate	—	(3,000)	39,703
Changes in operating assets and liabilities:
(Increase) decrease in current assets	—	—	20
Increase (decrease) in accrued liabilities	189	1,032	(1,005)
Increase (decrease) in due from affiliate	—	—	42,464
NET CASH PROVIDED BY(USED IN) OPERATING ACTIVITIES	197	(1,939)	80,915
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase and redemption of Old Senior Debentures	—	—	(77,324)
Purchase of treasury stock	(188)	—	(6,862)
Stock options exercised	8	146	3,936
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(180)	146	(80,250)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17	(1,793)	665
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	693	2,486	1,821
CASH AND CASH EQUIVALENTS, END OF YEAR	$710	$693	$2,486
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid (received)	$(11)	$(47)	$4,079
Income taxes paid	$55	$30	$91

SCHEDULE I (continued)

NOTES TO CONDENSED FINANCIAL
INFORMATION OF REGISTRANT

FINLAY ENTERPRISES, INC. – PARENT COMPANY

ACCOUNTING POLICIES:

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements of Finlay Enterprises, Inc. (the ‘‘Company’’) in its 2006 Annual Report on Form 10-K.

The investment in our subsidiary is carried on the equity basis, which represents amounts invested less dividends received plus or minus our equity in the subsidiary’s income or loss to date. Significant intercompany balances and activities have not been eliminated in this unconsolidated financial information.