Form 10-Q
period 2007-05-05
FINLAY ENTERPRISES INC /DE
filed 2007-06-14
CIK 878731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number: 0-25716

FINLAY ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3492802
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

529 Fifth Avenue, New York, NY	10017
(Address of principal executive offices)	(Zip Code)

(212) 808-2800
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated	Accelerated	Non-accelerated
filer ☐	filer ☒	filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

As of June 8, 2007, there were 9,221,432 shares of common stock, par value $.01 per share, of the registrant outstanding.

FINLAY ENTERPRISES, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED MAY 5, 2007

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

FINLAY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006

Sales	$166,438	$149,343
Cost of sales	88,346	76,836
Gross margin	78,092	72,507
Selling, general and administrative expenses	79,120	74,019
Depreciation and amortization	3,653	3,704
Loss from operations	(4,681)	(5,216)
Interest expense, net	6,105	5,245
Loss from continuing operations before income taxes	(10,786)	(10,461)
Benefit for income taxes	(3,182)	(4,131)
Loss from continuing operations	(7,604)	(6,330)
Discontinued operations, net of tax	-	6,449
Net income (loss)	$(7,604)	$119

Net income (loss) per share applicable to common shares -
Basic and Diluted:
Loss from continuing operations	$(0.84)	$(0.70)
Discontinued operations, net of tax	$-	$0.71
Net income (loss)	$(0.84)	$0.01

Weighted average shares outstanding -
Basic and Diluted	9,052,477	8,983,032

The accompanying notes are an integral part of these consolidated financial statements.

FINLAY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	May 5, 2007	February 3, 2007
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,952	$2,415
Accounts receivable	32,065	26,271
Other receivables	1,854	2,314
Merchandise inventories	437,828	430,479
Prepaid expenses and other	4,004	4,356
Total current assets	478,703	465,835
Fixed assets:
Building, equipment, fixtures and leasehold improvements	100,634	98,229
Less - accumulated depreciation and amortization	45,694	43,236
Fixed assets, net	54,940	54,993
Deferred charges and other assets, net	12,497	13,517
Goodwill	3,009	3,009
Total assets	$549,149	$537,354

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$92,813	$45,876
Accounts payable - trade	63,808	85,053
Accrued liabilities:
Accrued salaries and benefits	12,520	16,940
Accrued miscellaneous taxes	7,023	7,226
Accrued interest	7,228	2,874
Deferred income	4,767	5,206
Deferred income taxes	10,826	13,322
Other	14,496	16,394
Income taxes payable	11,184	13,471
Total current liabilities	224,665	206,362
Long-term debt	200,000	200,000
Deferred income taxes	7,023	7,827
Other non-current liabilities	2,707	936
Total liabilities	434,395	415,125
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common Stock, par value $.01 per share; authorized 25,000,000 shares; issued 11,462,683 and 11,348,017 shares, at May 5, 2007 and February 3, 2007, respectively	114	113
Additional paid-in capital	94,244	92,999
Retained earnings	48,076	56,704
Less treasury stock of 2,243,255 and 2,227,366 shares, at May 5, 2007
and February 3, 2007, respectively, at cost	(27,680)	(27,587)
Total stockholders’ equity	114,754	122,229
Total liabilities and stockholders’ equity	$549,149	$537,354

The accompanying notes are an integral part of these consolidated financial statements.

FINLAY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data)

	Common Stock		Additional			Total
	Number		Paid-in	Retained	Treasury	Stockholders’	Comprehensive
	of Shares	Amount	Capital	Earnings	Stock	Equity	Income (Loss)
Balance, February 3, 2007	9,120,651	$113	$92,999	$56,704	$(27,587)	$122,229
Effect of adoption of FIN 48	-	-	-	(1,024)	-	(1,024)
Net loss	-	-	-	(7,604)	-	(7,604)	$(7,604)
Comprehensive loss							$(7,604)
Issuance of common stock	114,666	1	-	-	-	1
Award of restricted stock and
restricted stock units	-	-	804	-	-	804
Amortization of restricted stock
compensation and restricted
stock units	-	-	441	-	-	441
Purchase of treasury stock	(15,889)	-	-	-	(93)	(93)
Balance, May 5, 2007 (unaudited)	9,219,428	$114	$94,244	$48,076	$(27,680)	$114,754

The accompanying notes are an integral part of these consolidated financial statements.

FINLAY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006
OPERATING ACTIVITIES
Net income (loss)	$(7,604)	$119
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,653	5,847
Loss on disposal of fixed assets	71	1,100
Amortization of deferred financing costs	228	298
Amortization of restricted stock compensation and
restricted stock units	441	388
Deferred income tax benefit	(3,300)	(890)
Other, net	322	(271)
Changes in operating assets and liabilities:
Increase in accounts and other receivables	(5,334)	(19,023)
Increase in merchandise inventories	(7,349)	(9,390)
Decrease in prepaid expenses and other	352	66
Decrease in accounts payable and accrued liabilities	(37,496)	(44,018)
NET CASH USED IN OPERATING ACTIVITIES	(56,016)	(65,774)

INVESTING ACTIVITIES
Purchases of equipment, fixtures and leasehold improvements	(3,709)	(4,779)
Deferred charges and other assets	(31)	-
NET CASH USED IN INVESTING ACTIVITIES	(3,740)	(4,779)

FINANCING ACTIVITIES
Proceeds from revolving credit facility	176,948	204,143
Principal payments on revolving credit facility	(130,011)	(170,272)
Capitalized financing costs	-	(50)
Purchase of treasury stock	(93)	(79)
Bank overdraft	13,449	11,833
Stock options exercised	-	8
NET CASH PROVIDED FROM FINANCING ACTIVITIES	60,293	45,583
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	537	(24,970)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,415	28,191
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,952	$3,221

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$1,523	$1,000
Income taxes paid	$1,905	$6,403

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Restricted stock units issuance costs accrued but not paid	$723	$548
Accrual for purchases of fixed assets	$2,579	$562

The accompanying notes are an integral part of these consolidated financial statements.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF ACCOUNTING AND PRESENTATION

The accompanying unaudited consolidated financial statements of Finlay Enterprises, Inc. (the “Company,” the “Registrant,” “we,” “us” and “our”), and its wholly-owned subsidiary, Finlay Fine Jewelry Corporation and its wholly-owned subsidiaries (“Finlay Jewelry”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. References to “Finlay” mean collectively, the Company and Finlay Jewelry. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of May 5, 2007, and our results of operations and cash flows for the thirteen weeks ended May 5, 2007 and April 29, 2006. Due to the seasonal nature of our business, results for interim periods are not indicative of annual results. The unaudited consolidated financial statements have been prepared on a basis consistent with that of the audited consolidated financial statements as of February 3, 2007 referred to below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”).

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007 (“Form 10-K”) previously filed with the Commission.

As a result of the store closings in 2006 associated with the Federated Department Stores, Inc., now known as Macy’s Inc. (“Federated”) and The May Department Stores Company (“May”) merger, the results of operations for the 194 departments that were either divested or phased into the Macy’s East or Macy’s West divisions have been segregated from those of continuing operations, net of tax, and classified as discontinued operations for the thirteen weeks ended April 29, 2006. Additionally, as a result of the decision by Belk, Inc. (“Belk”) not to renew Finlay Jewelry’s license agreement, the results of operations of the 75 Belk departments that closed in January 2007 have been segregated from those of continuing operations, net of tax, and classified as discontinued operations for the thirteen weeks ended April 29, 2006. Unless otherwise indicated, the following discussion relates to our continuing operations. See Note 10 for additional information regarding discontinued operations.

Our fiscal year ends on the Saturday closest to January 31. References to 2007, 2006 and 2005 relate to the fiscal years ending February 2, 2008, February 3, 2007 and January 28, 2006, respectively. Each of the fiscal years includes 52 weeks except 2006, which includes 53 weeks.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Consolidation: The accompanying consolidated financial statements include the accounts of the Company and our wholly-owned subsidiary, Finlay Jewelry. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include merchandise inventories, vendor allowances, useful lives of finite-lived assets, accounting for acquisitions, self-insurance reserves, income taxes and other accruals. Actual results may differ from those estimates.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Merchandise Inventories: Consolidated inventories are stated at the lower of cost or market determined by the last-in, first-out (“LIFO”) method using internally developed indices. Inventory is reduced for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

During the majority of 2006, and from time to time in past years, we entered into forward contracts based upon the anticipated sales of consigned gold merchandise. These contracts aided our efforts in hedging against the risk of gold price fluctuations, as the cost of gold for our consigned gold merchandise was not fixed until the merchandise was sold. For the thirteen weeks ended April 29, 2006, the gain/loss on open forward contracts was not material.

Vendor Allowances: We receive allowances from our vendors through a variety of programs and arrangements, including cooperative advertising. Vendor allowances are recognized as a reduction of cost of sales upon the sale of merchandise or selling, general and administrative expenses (“SG&A”) when the purpose for which the vendor funds were intended to be used has been fulfilled. Accordingly, a reduction in vendor allowances received would increase our cost of sales and/or SG&A.

Vendor allowances have been accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor” (“EITF No. 02-16”). EITF No. 02-16 addresses the accounting treatment for vendor allowances and provides that cash consideration received from a vendor should be presumed to be a reduction of the prices of the vendors’ product and should therefore be shown as a reduction in the purchase price of the merchandise. Further, these allowances should be recognized as a reduction in cost of sales when the related product is sold. To the extent that the cash consideration represents a reimbursement of a specific, incremental and identifiable cost, then those vendor allowances should be used to offset such costs.

As of May 5, 2007 and February 3, 2007, deferred vendor allowances totaled (i) $8.3 million and $9.4 million, respectively, for owned merchandise, which allowances are included as an offset to merchandise inventories on the Consolidated Balance Sheets, and (ii) $4.8 million and $5.2 million, respectively, for merchandise received on consignment, which allowances are included as deferred income on the Consolidated Balance Sheets.

Hedging: Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, all derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. SFAS No. 133 defines requirements for designation and documentation of hedging relationships, as well as ongoing effectiveness assessments, which must be met in order to qualify for hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value would be recorded in earnings immediately.

During 2006, and in past years, we had designated our derivative instruments, consisting of gold forward contracts, as cash flow hedges. For derivative instruments designated as cash flow hedges, the effective portion of the change in the fair value of the derivative was recorded in accumulated other comprehensive income, a separate component of stockholders’ equity, and was reclassified into cost of sales when the offsetting effects of the hedged transaction impacted earnings. Changes in the fair value of the derivative attributable to hedge ineffectiveness were recorded in earnings immediately. At May 5, 2007 and February 3, 2007, we had no open positions in gold forward contracts and we currently do not engage in any hedging activities.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

 Net Income (Loss) Per Share: Net income (loss) per share has been computed in accordance with SFAS No. 128, “Earnings per Share”. Basic and diluted net income (loss) per share were calculated using the weighted average number of shares outstanding during each period, with options to purchase common stock, par value $0.01 per share (“Common Stock”), restricted stock and restricted stock units, included in diluted net income (loss) per share, using the treasury stock method, to the extent that such options, restricted stock and restricted stock units were dilutive. As we had a loss from continuing operations for the thirteen weeks ended May 5, 2007 and April 29, 2006, the stock options, restricted stock and restricted stock units are not considered in the calculation of diluted net income (loss) per share due to their anti-dilutive effect. As a result, the weighted average number of shares outstanding used for both the basic and diluted net income (loss) per share calculations was the same. Total stock options, restricted stock and restricted stock units outstanding were 1,320,972 and 1,548,027 at May 5, 2007 and April 29, 2006, respectively, at prices ranging from $7.05 to $24.31 per share in each period.

 Stock-based Compensation: Effective January 29, 2006, we began recording compensation expense associated with stock options in accordance with SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), as interpreted by the Commission Staff Accounting Bulletin No. 107. Prior to January 29, 2006, we had accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, under which no compensation expense was recorded for awards granted without intrinsic value. We adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, have not retroactively adjusted results from prior periods. Under this method, compensation cost recorded for stock options during 2006 included amortization of the remaining unvested portion of the stock option awards granted prior to January 29, 2006, based on the estimated fair value. Moreover, in accordance with the provisions of SFAS No. 123R, in 2006, we reversed the balance in deferred compensation to additional paid-in-capital on our Consolidated Balance Sheets upon adoption of SFAS No. 123R.

 Discontinued Operations: We account for closing stores as discontinued operations when the operations and cash flows of a store being disposed of are eliminated from on-going operations and we do not have any significant continuing involvement in its operations. In reaching the determination as to whether the cash flows of a store will be eliminated from ongoing operations, we consider whether it is likely that customers will migrate to similar stores in the same geographic market and our analysis includes an evaluation of the proximity to the disposed store.

Goodwill: As a result of the acquisition of  L. Congress, Inc. (“Congress”) in 2006, goodwill of $3.0 million was recorded in the stand-alone jewelry store segment. As goodwill has an indefinite life, we will perform an assessment of goodwill impairment each year or as impairment indicators arise in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).

Intangible Assets: As a result of the acquisition of Carlyle & Co. Jewelers (“Carlyle”) in 2005 and the Congress acquisition, tradenames and other intangible assets were recorded and are included in Deferred charges and other assets, net in the accompanying Consolidated Balance Sheets. Indefinite lived intangible assets, consisting of tradenames, are tested for impairment each year or as impairment indicators arise in accordance with SFAS No. 142.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - DESCRIPTION OF BUSINESS

We conduct business through our wholly-owned subsidiary, Finlay Jewelry. We are a retailer of fine jewelry products and primarily operate licensed fine jewelry departments in department stores throughout the United States. Additionally, we operate luxury stand-alone jewelry stores primarily located in the southeastern United States. Due to the seasonality of the retail jewelry industry, the fourth quarter of 2006 accounted for approximately 42.0% of our sales. During 2006, store groups owned by Federated accounted for 57.0% of our sales (excluding the Federated departments that closed in 2006 and Lord & Taylor, which was sold in late 2006).

In May 2005, Finlay Jewelry completed the acquisition of Carlyle. Carlyle currently operates 33 specialty jewelry stores, which sell luxury priced jewelry in nine states under the Carlyle & Co., J.E. Caldwell & Co. and Park Promenade trade names.

In November 2006, Finlay Jewelry completed the acquisition of Congress. Congress currently operates five specialty jewelry stores in southwest Florida, also with a focus on the luxury jewelry market. Congress’ results of operations are included in the accompanying Consolidated Statements of Operations since the date of acquisition.

NOTE 4 - MERCHANDISE INVENTORIES

Merchandise inventories consisted of the following:

	May 5, 2007	February 3, 2007
	(in thousands)
Jewelry goods - rings, watches and other fine jewelry
(first-in, first-out (“FIFO”) basis)	$467,261	$458,920
Less: Excess of FIFO cost over LIFO inventory value	29,433	28,441
	$437,828	$430,479

We determine our LIFO inventory value by utilizing internally developed indices. The LIFO method had the effect of increasing the loss from continuing operations before income taxes for each of the thirteen weeks ended May 5, 2007 and April 29, 2006 by $1.0 million and $0.4 million, respectively.

Approximately $197.8 million and $204.0 million at May 5, 2007 and February 3, 2007, respectively, of merchandise received on consignment is not included in merchandise inventories and accounts payable-trade in the accompanying Consolidated Balance Sheets.

 Effective as of November 29, 2006, Finlay Jewelry entered into an agreement to terminate and retire its obligation under the amended and restated gold consignment agreement (the “Gold Consignment Agreement”). The Gold Consignment Agreement enabled Finlay Jewelry to receive consignment merchandise by providing gold, or otherwise making payment, to certain vendors. In accordance with the termination agreement, we paid approximately $49.9 million to purchase the outstanding gold. The payment of the gold was financed through additional borrowings under the Revolving Credit Agreement (as defined in Note 5 below).

We considered many factors when evaluating whether to terminate the Gold Consignment Agreement, including the volatility of gold prices in recent years and our belief that we can better manage our gross margins under an owned inventory program working directly with our vendors. In addition, the termination simplified our capital structure by eliminating an off-balance sheet contractual obligation. With the retirement of the obligation, we converted the majority of our gold consignment inventory of approximately $99.0 million to owned inventory on our Consolidated Balance Sheets and eliminated our other receivables, which represented cash advances to certain vendors for the cost of the non-gold portion of the gold consignment merchandise.

 FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - SHORT AND LONG-TERM DEBT

Our revolving credit agreement with General Electric Capital Corporation and certain other lenders (the “Revolving Credit Agreement”), which matures in January 2011, provides Finlay Jewelry with a senior secured revolving line of credit up to $225.0 million (the “Revolving Credit Facility”). At May 5, 2007, $92.8 million was outstanding under this facility, at which point the available borrowings were $126.1 million. The average amounts outstanding under the Revolving Credit Agreement were $90.2 million and $43.2 million for the thirteen weeks ended May 5, 2007 and April 29, 2006, respectively. The maximum amount outstanding for the thirteen weeks ended May 5, 2007 was $110.3 million, at which point the available borrowings were an additional $108.6 million.

Amounts outstanding under the Revolving Credit Agreement bear interest at a rate equal to, at our option, (i) the prime rate plus a margin ranging from zero to 0.25% or (ii) the adjusted Eurodollar rate plus a margin ranging from 1.25% to 2.0%, in each case depending on availability under our facility. The weighted average interest rate was 7.0% and 7.9% for the thirteen weeks ended May 5, 2007 and April 29, 2006, respectively.

At both May 5, 2007 and February 3, 2007, we had letters of credit outstanding totaling $6.1 million, which guarantee various trade activities.

The Revolving Credit Agreement contains customary covenants, including limitations on, or relating to capital expenditures, liens, indebtedness, investments, mergers, acquisitions, affiliate transactions, management compensation and the payment of dividends and other restricted payments. The Revolving Credit Agreement also contains a fixed charge coverage ratio requirement under certain circumstances. As of May 5, 2007, Finlay Jewelry is in compliance with this financial covenant. We also expect to be in compliance with all of our covenants during the balance of 2007. Because compliance is based, in part, on our management’s estimates and actual results can differ from those estimates, there can be no assurance that we will be in compliance with these covenants in the future or that the lenders will waive or amend any of the covenants should we be in violation thereof. We believe the assumptions used are appropriate.

Finlay Jewelry’s 8-3/8% Senior Notes due June 1, 2012 (the “Senior Notes”), have an aggregate principal amount of $200.0 million. Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year.

The Senior Notes are unsecured senior obligations and rank equally in right of payment with all of the existing and future unsubordinated indebtedness of Finlay Jewelry and senior to any future indebtedness of Finlay Jewelry that is expressly subordinated to the Senior Notes. The Senior Notes are effectively subordinated to (a) Finlay Jewelry’s secured indebtedness, including obligations under its Revolving Credit Agreement, to the extent of the value of the assets securing such indebtedness, and (b) the indebtedness and other liabilities (including trade payables) of its subsidiaries. Finlay Jewelry may redeem the Senior Notes, in whole or in part, at any time on or after June 1, 2008 at specified redemption prices plus accrued and unpaid interest, if any, to the date of the redemption. Upon certain change of control events, each holder of the Senior Notes may require Finlay Jewelry to purchase all or a portion of such holder's Senior Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued interest to the purchase date.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - SHORT AND LONG-TERM DEBT (continued)

The indenture governing the Senior Notes contains restrictions relating to, among other things, the payment of dividends, redemptions or repurchases of capital stock, the incurrence of additional indebtedness, the making of certain investments, the creation of certain liens, the sale of certain assets, entering into transactions with affiliates, engaging in mergers and consolidations and the transfer of all or substantially all assets. Finlay Jewelry was in compliance with all of its covenants as of and for the thirteen weeks ended May 5, 2007. We believe we will be in compliance with our financial covenant throughout 2007.

NOTE 6 - LICENSE AGREEMENTS WITH DEPARTMENT STORES AND LEASE
AGREEMENTS

We conduct the majority of our operations as licensed departments in department stores. All of the department store licenses provide that, except under limited circumstances, the title to certain of our fixed assets transfers upon termination of the licenses, and that we will receive reimbursement for the undepreciated value of such fixed assets from the host store upon such transfer. The cost of such fixed assets are recorded at the inception of the license arrangement as well as upon department renovations, and are reflected in the accompanying Consolidated Balance Sheets.

Our operating leases consist primarily of office space rentals and the stand-alone jewelry store locations, which leases expire on various dates through 2016. The department store license agreements provide for the payment of fees based on sales (i.e., contingent fees in the table below). Additionally, certain of the stand-alone jewelry store leases require payment of contingent rent based on a percentage of store sales in excess of a specified threshold. License fees and lease expense included in SG&A are as follows:

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006
	(in thousands)
Base rent	$2,261	$1,863
Contingent fees	23,660	22,306
Total	$25,921	$24,169

NOTE 7 - STOCK-BASED COMPENSATION

Stock options outstanding under our stock incentive plans have been granted at prices which are equal to the market value of our stock on the date of grant, generally vest over five years and expire no later than ten years after the grant date. Effective January 29, 2006, we began recognizing compensation expense ratably over the vesting period. During the thirteen weeks ended April 29, 2006, we recognized approximately $36,000 in stock-based compensation expense. At February 3, 2007, all stock options were fully vested and, therefore, there has been no expense in 2007 relating to stock options.

There were no options granted during 2006 or 2007. The fair value of options granted in previous years was estimated using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, the actual value realized at the time the options are exercised may differ from the estimated values.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCK-BASED COMPENSATION (continued)

The following table summarizes the changes in stock options outstanding during the thirteen weeks ended May 5, 2007:

	Options Outstanding				Options Exercisable
	Number Outstanding	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Ex. Price	Aggregate Intrinsic Value (000’s)	Number Exercisable	Average Exercise Price	Aggregate Intrinsic Value (000’s)
Balance at February 3, 2007	1,016,334	2.24	$12.10	$618	1,016,334	$12.10	$618
Granted	-	-	-	-	-	-	-
Exercised	-	-	-	-	-	-	-
Forfeited	(404,034)	-	13.77	-	(404,034)	13.77	-
Balance at May 5, 2007	612,300	3.32	$11.00	$-	612,300	$11.00	$-

The following table summarizes the changes in restricted stock outstanding during the thirteen weeks ended May 5, 2007:

	Restricted Stock	Wtd. Avg. Grant Date Fair Value
Balance at February 3, 2007	157,487	$12.17
Granted	55,261	9.32
Vested	(189)	5.82
Cancelled	-	-
Balance at May 5, 2007	212,559	$11.43

The following table summarizes the changes in restricted stock units outstanding during the thirteen weeks ended May 5, 2007:

	Restricted Stock Units(1)	Wtd. Avg. Grant Date Fair Value
Balance at February 3, 2007	317,546	$13.01
Awarded	241,695	5.95
Distributed	(60,972)	6.26
Cancelled	(2,156)	12.74
Balance at May 5, 2007	496,113	$8.92

(1) Refer to Note 8 for additional information regarding restricted stock units.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - EXECUTIVE AND DIRECTOR DEFERRED COMPENSATION AND STOCK PURCHASE PLANS

In April 2003, the Board of Directors adopted the Executive Deferred Compensation and Stock Purchase Plan and the Director Deferred Compensation and Stock Purchase Plan (the “RSU Plans”), which were approved by our stockholders on June 19, 2003. Under the RSU Plans, key executives and non-employee directors, as directed by our Compensation Committee, are eligible to acquire restricted stock units (“RSUs”). An RSU is a unit of measurement equivalent to one share of Common Stock, but with none of the attendant rights of a stockholder of a share of Common Stock. Two types of RSUs are awarded under the RSU Plans: (i) participant RSUs, where a plan participant may elect to defer, in the case of an executive employee, a portion of his or her actual or target bonus, and in the case of a non-employee director, all of his or her eligible director fees (which are annual retainer fees plus any annual fees received by a participant for services as chairperson of any committee of the Board of Directors, but excluding the Lead Independent Director’s annual fee) that would otherwise be paid in cash, and receive RSUs in lieu thereof, and (ii) matching RSUs, where we credit a participant’s plan account with one matching RSU for each participant RSU that a participant elects to purchase. While participant RSUs are fully vested at all times, matching RSUs are subject to vesting and forfeiture as set forth in the RSU Plans. At the time of distribution under the RSU Plans, RSUs are converted into actual shares of Common Stock. As of May 5, 2007, 496,113 RSUs are outstanding under the RSU Plans. Amortization for the thirteen weeks ended May 5, 2007 and April 29, 2006 totaled approximately $154,000 and $145,000, respectively.

NOTE 9 - CONSOLIDATION OF HOST STORE GROUPS

In August 2005, Federated announced that it had completed a merger with May. In September 2005, Federated announced its integration plans including a divisional realignment and divestiture of certain stores. As of May 5, 2007, we operated a total of 349 departments in five of Federated’s eight divisions, as follows:

Macy’s South	123
Macy’s Midwest	100
Macy’s North	57
Macy’s Northwest	36
Bloomingdale’s	33
Total	349

During the first half of 2006, 194 stores were either divested or phased into the Macy’s East or Macy’s West divisions and have been classified as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). See Note 10 for additional information regarding discontinued operations. During the thirteen weeks ended April 29, 2006, we recorded charges associated with accelerated depreciation of fixed assets and severance related to our field operations totaling approximately $2.5 million. These costs are included in discontinued operations in the accompanying Consolidated Statements of Operations.

In May 2006, the Company announced that Belk would not renew Finlay Jewelry’s license agreement due to Belk’s acquisition of a privately-held company that licensed fine jewelry departments in certain of the Belk stores. The termination of the license agreement, effective at the end of 2006, resulted in the closure of 75 departments. For the thirteen weeks ended April 29, 2006, the results of operations for these closed stores have been classified as discontinued operations in accordance with SFAS No. 144.

Further, as a result of Belk’s acquisition of Parisian from Saks, Inc. (“Saks”) in October 2006, the Parisian departments will close in July 2007. In 2006, we generated sales of approximately $22.9 million from our 33 Parisian departments. For the thirteen week periods ended May 5, 2007 and April 29, 2006, we generated sales of $3.6 million and $4.3 million, respectively, from these departments. The results of operations for these departments are included in continuing operations in the accompanying Consolidated Statements of Operations and will be reclassified to discontinued operations in the second quarter of 2007 when the departments close. During the thirteen weeks ended May 5, 2007, we recorded charges associated with accelerated depreciation of fixed assets totaling $0.1 million.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - CONSOLIDATION OF HOST STORE GROUPS AND OTHER (continued)

Following is a summary of the activity in the accrual established for severance charges for both our field operations and corporate office that have been recorded within our department store based fine jewelry department segment (in thousands):

Severance and Termination Benefits
Balance at January 28, 2006	$1,258
Charges(1)	3,458
Payments	(4,131)
Balance at February 3, 2007	585
Reversal of accrual	(155)
Payments	(357)
Balance at May 5, 2007	$73

(1) Includes $2.5 million of charges recorded in discontinued operations for 2006 and $0.9 million of charges recorded in SG&A for 2006.

NOTE 10 - DISCONTINUED OPERATIONS

As a result of the store closings associated with the Federated/May merger as well as the Belk store closings, the results of operations of the departments closed during 2006 have been segregated from those of continuing operations, net of tax, and classified as discontinued operations for the thirteen weeks ended April 29, 2006. All of the closed stores operated in our department store based fine jewelry departments segment.

A summary of the statement of operations information relating to the discontinued operations is as follows (in thousands):

Thirteen Weeks Ended
April 29, 2006
Sales	$85,871
Income before income taxes	10,659
Discontinued operations, net of tax	6,449

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - SEGMENT INFORMATION

Prior to the acquisition of Carlyle in May 2005, we operated in a single reportable segment, i.e., the operation of department store based fine jewelry departments. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, we have two operating segments - department store based fine jewelry departments and stand-alone jewelry stores (which includes the Carlyle and Congress operating segments which are aggregated into one reporting segment). The accounting policies of the segments are generally the same as those described in Note 2. There are no intercompany sales between the segments.

The following table provides segment level financial information for the thirteen weeks ended May 5, 2007 and April 29, 2006 (in thousands):

	Thirteen Weeks Ended
	May 5, 2007			April 29, 2006
	Department Store Based Fine Jewelry Departments (2)	Stand-alone Jewelry Stores (1)	Total	Department Store Based Fine Jewelry Departments (2)	Stand-alone Jewelry Stores	Total
Sales	$139,205	$27,233	$166,438	$131,796	$17,547	$149,343
Depreciation and amortization	3,284	369	3,653	3,557	147	3,704
Income (loss) from operations	(5,236)	555	(4,681)	(5,506)	290	(5,216)
Interest expense, net	5,447	658	6,105	4,940	305	5,245
Benefit for income taxes	(3,143)	(39)	(3,182)	(4,125)	(6)	(4,131)
Total assets	448,399	100,750	549,149	453,469	67,000	520,469
Capital expenditures	3,530	179	3,709	4,488	291	4,779

(1)	Includes Congress since the date of acquisition in November 2006.

(2)	Included in interest expense, net for each of the thirteen weeks ended May 5, 2007 and April 29, 2006, is $4.2 million related to the Senior Notes.

Additionally, our sales mix by merchandise category was as follows for the thirteen weeks ended May 5, 2007 and April 29, 2006 (dollars in thousands):

	Thirteen Weeks Ended
	May 5, 2007				April 29, 2006
	Department Store Based Fine Jewelry Departments		Stand-alone Jewelry Stores (1)		Department Store Based Fine Jewelry Departments		Stand-alone Jewelry Stores
	Sales	% of Sales	Sales	% of Sales	Sales	% of Sales	Sales	% of Sales
Diamonds	$34,743	25.0%	$8,106	29.8%	$35,999	27.3%	$4,785	27.3%
Gemstones	26,328	18.9	3,018	11.1	26,400	20.0	1,324	7.5
Gold	24,150	17.4	718	2.6	23,041	17.5	185	1.0
Watches	18,308	13.1	10,245	37.6	15,494	11.8	6,519	37.2
Designer	15,863	11.4	2,908	10.7	14,007	10.6	2,771	15.8
Other (2)	19,813	14.2	2,238	8.2	16,855	12.8	1,963	11.2
Total Sales	$139,205	100.0%	$27,233	100.0%	$131,796	100.0%	$17,547	100.0%

(1)	Includes Congress since the date of acquisition in November 2006.

(2)	Includes special promotional items, remounts, estate jewelry, pearls, beads, cubic zirconia, sterling silver and men’s jewelry, as well as repair services and accommodation sales to our employees.

NOTE 12 - CONGRESS ACQUISITION

In November 2006, Finlay Jewelry completed the acquisition of Congress. The purchase price was approximately $6.0 million plus transaction fees of approximately $0.4 million and the assumption of debt. The transaction was financed with additional borrowings under the Revolving Credit Agreement. The acquisition was undertaken to complement and diversify our existing business and provides us the opportunity to increase our presence in the luxury jewelry market. In connection with the purchase, Congress’ revolving credit facility and outstanding debt totaling $10.0 million, were terminated and paid in full at the closing. Since the date of the acquisition, Congress’ cash requirements have been, and will continue to be, funded under the Revolving Credit Agreement.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - CONGRESS ACQUISITION (continued)

The purchase agreement relating to Congress provides for additional purchase price consideration to be paid to the former principals of Congress in 2009. The payment is contingent upon the achievement of certain results of operations of the Congress stores for the 36 months following the acquisition as set forth in the purchase agreement. No additional consideration has been included in our disclosure of the purchase price as it is not yet determinable if any such payments will be made.

The Congress acquisition has been accounted for as a purchase, and, accordingly, the operating results of Congress have been included in our consolidated financial statements since the date of acquisition. No proforma information has been disclosed due to the materiality of this acquisition.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

From time to time, we are involved in litigation arising out of our operations in the normal course of business. As of June 8, 2007, we are not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our business, results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our consolidated financial statements.

The Senior Notes and the Revolving Credit Agreement currently restrict the amount of annual distributions from Finlay Jewelry to us.

Our concentration of credit risk consists principally of accounts receivable. During 2006, store groups owned by Federated accounted for approximately 57.0% of our sales (excluding the Federated departments that closed in 2006 and Lord & Taylor, which was sold in late 2006). We believe that the risk of insolvency associated with these receivables, other than those from Federated, would not have a material adverse effect on our financial position or results of operations.

In 2006, approximately 43.0% of sales related to the department store based fine jewelry departments were generated by merchandise obtained from their ten largest vendors and approximately 9.0% of sales were generated by merchandise obtained from their largest vendor. Additionally, merchandise obtained from our stand-alone jewelry stores’ two largest vendors generated approximately 44.0% of their sales.

We did not provide any third-party financial guarantees as of May 5, 2007 and February 3, 2007.

Refer to Note 12 for a discussion of the contingent purchase price relating to the Congress acquisition.

Refer to Note 5 for a discussion of letters of credit outstanding.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - INCOME TAXES

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective as of the beginning of the Company’s 2007 fiscal year.

The Company adopted FIN 48 on the first day of the current fiscal year. As a result of the implementation of FIN 48, during the first quarter of 2007, the Company recognized an increase of $1.0 million in the liability for unrecognized tax benefits that was accounted for as a decrease to opening retained earnings. As of the date of adoption and after the impact of recognizing the increase in liability noted above, the Company’s unrecognized tax benefits totaled $2.6 million. Included in the balance at the date of adoption are $2.0 million of unrecognized tax benefits that if recognized, would affect the annual effective income tax rate.

The Company files a consolidated federal income tax return and numerous consolidated and separate income tax returns in many state and local jurisdictions. The tax years 2002 through 2007 remain open to examination by the major taxing jurisdictions to which we are subject. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense, which is a continuation of the Company’s historical accounting policy. Approximately $0.4 million in potential interest and penalties is included as a component of the $2.6 million. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of the statute of limitations prior to April 30, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is organized as follows:

•	Executive Overview - This section provides a general description of our business and a brief discussion of the opportunities, risks and uncertainties that we focus on in the operation of our business.

•	Results of Operations - This section provides an analysis of the significant line items on the Consolidated Statements of Operations.

•	Liquidity and Capital Resources - This section provides an analysis of liquidity, cash flows, sources and uses of cash, contractual obligations and financial position.

•	Seasonality - This section describes the effects of seasonality on our business.

•
Critical Accounting Policies and Estimates - This section discusses those accounting policies that are considered important to our financial condition and results of operations, and require us to exercise subjective or complex judgments in their application. In addition, all of our significant accounting policies, including critical accounting policies, are summarized in Note 2 of Notes to the Consolidated Financial Statements included in our Form 10-K.

•
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

Executive Overview

Our Business

We are one of the leading retailers of fine jewelry in the United States and primarily operate licensed fine jewelry departments in major department stores where we sell a broad selection of moderately priced jewelry, with an average sales price of approximately $248 per item. We also operate stand-alone jewelry stores which sell luxury priced jewelry, with an average sales price of approximately $1,400 per item. We have two operating segments - department store based fine jewelry departments and stand-alone jewelry stores. As of May 5, 2007, we operated a total of 749 locations, including 711 department store based fine jewelry departments in eleven host store groups, in 40 states and the District of Columbia, as well as 33 Carlyle specialty jewelry stores in nine states, located principally in the southeastern United States and five Congress specialty jewelry stores in southwest Florida.

Our primary focus is to offer desirable and competitively priced products, to offer a breadth of merchandise assortments and to provide superior customer service. Our ability to quickly identify emerging trends and maintain strong relationships with vendors has enabled us to present better assortments in our showcases. With respect to our department store based fine jewelry departments, we believe that we are an important contributor to each of our host store groups and we continue to seek opportunities to penetrate the department store segment. By outsourcing their fine jewelry departments to us, host store groups gain our expertise in merchandising, selling and marketing jewelry and customer service. Additionally, by avoiding high working capital investments typically required of the traditional retail jewelry business, host stores improve their return on investment and increase their profitability. As a licensee, we benefit from the host stores’ reputation, customer traffic, credit services and established customer base. We also avoid the substantial capital investment in fixed assets typical of a stand-alone retail format. At the end of 2006, approximately 30% of our merchandise was carried on consignment, which reduces our inventory exposure to changing fashion trends. These factors have generally led our new departments to achieve profitability within the first twelve months of operation.

Our stand-alone jewelry stores offer compelling shopping environments for the high-end luxury consumer and focus on watches, gold, designer jewelry, diamonds and precious gemstones, complemented by an assortment of giftware. Each of our stand-alone jewelry store divisions strives to provide its customers with a premier shopping experience by utilizing knowledgeable, professional and well-trained sales associates, as well as marketing programs designed to promote customer awareness of its merchandise assortments and by extending credit to its customers through credit card programs which are managed by a third-party.

We measure ourselves against key financial measures that we believe provide a well-balanced perspective regarding our overall financial success. Those benchmarks are as follows, together with an explanation of how they are computed:

•
Diluted earnings per share (“EPS”) (net income divided by weighted average shares outstanding and share equivalents included to the extent they are dilutive) which is an indicator of the returns generated for our shareholders;

•
Comparable store sales growth computed as the percentage change in sales for locations open for the same months during the comparable periods. Comparable store sales are measured against our host store groups as well as other jewelry retailers;

•
Total net sales growth (current period total net sales minus prior period total net sales divided by prior period total net sales equals percentage change) which indicates, among other things, the success of our selection of new store locations and the effectiveness of our merchandising strategies; and

•
Operating margin rate (income from operations divided by net sales) which is an indicator of our success in leveraging our fixed costs and managing our variable costs. Key components of income from operations on which management focuses, include monitoring gross margin levels as well as continued emphasis on leveraging our SG&A.

First Quarter Highlights

Total sales were $166.4 million for the thirteen weeks ended May 5, 2007 compared to $149.3 million for the thirteen weeks ended April 29, 2006, an increase of 11.4%. Total sales for the first quarter of 2007 included $27.2 million of sales generated by our stand-alone jewelry stores compared to $17.5 million in the first quarter of 2006; an increase which primarily relates to the acquisition of Congress in November 2006. Comparable store sales increased 8.1%, partially due to a shift in the fiscal calendar associated with Mother’s Day. Gross margin increased by $5.6 million compared to 2006, and, as a percentage of sales, gross margin decreased by 1.7% from 48.6% to 46.9%. The decrease in gross margin, as a percentage of sales, relates to a change in the mix of sales with higher sales in the designer and watch categories which have lower margins than other categories, the calendar shift which increased the rate of promotional sales and lower vendor concessions due to reduced merchandise receipts. SG&A increased $5.1 million, and, as a percentage of sales, SG&A decreased 2.1%, from 49.6% to 47.5%, primarily as a result of corporate office cost savings, including staff reductions, and corporate office severance in the prior year, as well as the impact of increased sales in the stand-alone jewelry stores which have a significantly lower rent structure as a percentage of sales compared to that of the department store based fine jewelry departments. Borrowings under the Revolving Credit Agreement increased by $58.9 million at May 5, 2007 as compared to April 29, 2006, which reflects additional borrowings attributable to the approximately $49.9 million impact as a result of the retirement of the Gold Consignment Agreement as well as the approximately $16.0 million impact of the Congress acquisition, including debt assumed. Maximum outstanding borrowings during the thirteen weeks ended May 5, 2007 were $110.3 million, at which point the available borrowings under the Revolving Credit Agreement were an additional $108.6 million.

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

In November 2005, Finlay Jewelry signed new agreements with Federated for the Macy’s Midwest and Macy’s North divisions and amended the existing Macy’s Northwest and Macy’s South agreements, effective at the beginning of 2006. The agreements expire on January 31, 2009, and cover approximately 316 departments in total. In addition to extending the agreements for three years, all non-compete provisions from the previous May contracts that required Finlay Jewelry to obtain May’s permission before opening a new department or store within a certain radius of a May store were eliminated. We believe that the elimination of this non-compete provision provides Finlay Jewelry with significantly greater opportunity to expand its business and continue to diversify beyond the traditional department store sector. The agreement has no impact on the Bloomingdale’s division whose license agreement, covering 33 departments, currently runs through January 30, 2010.

Additional growth opportunities exist with respect to opening departments within existing host stores that do not currently operate jewelry departments. For example, over the past three years, we have added 30 departments in Dillard’s, Inc. (“Dillard’s”). During the thirteen weeks ended May 5, 2007, we opened one department within Dillard’s and we plan to add two additional departments in 2007. Moreover, we opened four departments with Federated during the first quarter of 2007, including one Bloomingdale’s store. We project opening one new Carlyle store and another Bloomingdale’s department in 2007. Through opening new Bloomingdale’s departments, as well as new stand-alone stores, we expect to have a larger portion of our business dedicated to the high-end luxury sector.

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

 As of May 5, 2007, we operated a total of 316 departments in four of Federated’s Macy’s divisions and 33 departments in Federated’s Bloomingdale’s division. These departments exclude the 194 departments either divested or phased into the Macy’s East or Macy’s West divisions during the first half of 2006. In 2006, we generated sales of approximately $105.9 million from these 194 departments. During 2006, we recorded charges of $4.1 million related to the accelerated depreciation of fixed assets and severance for our field operations with respect to these departments.

During 2006, approximately 57.0% of our sales were generated by departments operated in store groups owned by Federated (excluding the Federated departments that closed in 2006 and Lord & Taylor, which was sold in late 2006). A decision by Federated or certain of our other host store groups to terminate our existing relationships, to assume the operation of departments themselves, or to close a significant number of stores would have a material adverse effect on our business and financial condition.

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

Results of Operations

 The following table sets forth operating results as a percentage of sales for the periods indicated. The discussion that follows should be read in conjunction with the following table:

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006
Statement of Operations Data:
Sales	100.0%	100.0%
Cost of sales	53.1	51.4
Gross margin	46.9	48.6
Selling, general and administrative expenses	47.5	49.6
Depreciation and amortization	2.2	2.5
Loss from operations	(2.8)	(3.5)
Interest expense, net	3.7	3.5
Loss from continuing operations before
income taxes	(6.5)	(7.0)
Benefit for income taxes	(1.9)	(2.8)
Loss from continuing operations	(4.6)	(4.2)
Discontinued operations, net of tax	-	4.3
Net income (loss)	(4.6)%	0.1%

Thirteen Weeks Ended May 5, 2007 Compared with Thirteen Weeks Ended April 29, 2006

Sales. Sales for the thirteen weeks ended May 5, 2007 increased $17.1 million, or 11.4%, compared to 2006. Sales include $139.2 million in sales from the department store based fine jewelry departments for the thirteen weeks ended May 5, 2007, which represented a 5.6% increase compared to the $131.8 million in sales for the thirteen weeks ended April 29, 2006. Sales also include $27.2 million in sales generated by our stand-alone jewelry stores in 2007 compared to $17.5 million in 2006, the increase of which primarily relates to the acquisition of Congress in November 2006. Comparable store sales increased 8.1% and relate, in part, to a shift in the fiscal calendar associated with Mother’s Day, which we have estimated had an approximate 3% to 4% positive impact in the first quarter of 2007.

During the thirteen weeks ended May 5, 2007, we opened nine department store based fine jewelry departments within existing host store groups. Additionally, during the thirteen weeks ended May 5, 2007, we closed 18 department store based fine jewelry departments. The openings were comprised of the following:

Store Group	Number of Locations
Bon Ton	4
Federated	4
Dillard’s	1
Total	9

The closings were comprised of the following:

Store Group	Number of Locations	Reason
Parisian	9	Host store decision to close these locations.
Federated	4	Host store decision to close these locations.
Other	5	Department closings within existing host store groups.
Total	18

Our major merchandise categories include diamonds, gold, gemstones, watches and designer jewelry. With respect to the department store based fine jewelry departments in the first quarter of 2007 compared to 2006, watch sales increased $2.8 million, or 18.2%, and designer sales increased $1.9 million, or 13.3%, due primarily to increased consumer demand.

Gross margin. Gross margin increased by $5.6 million in the first quarter of 2007 compared to 2006. As a percentage of sales, gross margin decreased by 1.7% from 48.6% to 46.9%. The components of this net decrease in gross margin are as follows:

Component	%	Reason
Merchandise cost of sales	(1.8)%
Increase in cost of sales is due to the change in mix of sales with higher sales in the designer and watch categories which have lower margins than other categories, higher promotional sales as a result of the fiscal calendar shift and lower vendor concessions.

LIFO	(0.3)	Increase in the LIFO provision is due to higher asset inventory levels associated with the conversion of gold inventory from consignment to asset at the end of 2006.
Other	0.4	Decrease in various other components of cost of sales.
Total decrease	(1.7)%

Selling, general and administrative expenses. The components of SG&A include payroll expense, license fees, rent expense, net advertising expenditures and other field and administrative expenses. SG&A increased $5.1 million, or 6.9%. SG&A dollars have increased as the 2007 period includes Congress and certain expenses for the department store based fine jewelry departments increase with higher sales, such as rent and payroll. As a percentage of sales, SG&A decreased by 2.1% from 49.6% to 47.5%. The components of this net decrease in SG&A are as follows:

Component	%	Reason
Net advertising expenditures	(0.2)%	Increase is primarily due to higher gross advertising expenditures.
License and lease fees	0.6	Decrease is primarily due to the significantly lower rent structure for the stand-alone jewelry business, which represented a larger portion of total sales.
Payroll expense	0.5	Decrease is due to the leveraging of field payroll.
Other	1.2	Decrease is due to corporate office cost savings, including staff reductions, as well as corporate office severance in the prior year period.
Total decrease	2.1%

Depreciation and amortization. Depreciation and amortization for both the 2007 and 2006 periods totaled approximately $3.7 million. Included in the first quarter of 2007 is approximately $0.1 million for accelerated depreciation charges associated with the Parisian stores, which will close at the end of July 2007.

Interest expense, net. Interest expense increased by $0.9 million primarily as a result of higher average borrowings under the Revolving Credit Facility. The additional borrowings, which occurred in the fourth quarter of 2006, were used to finance the termination of the Gold Consignment Agreement, which totaled $49.9 million, as well as to finance the acquisition of Congress, which totaled approximately $16 million. The weighted average interest rate on all outstanding borrowings was approximately 8.0% for the first quarter in 2007 compared with 8.3% for the comparable period in 2006.

Benefit for income taxes. The income tax benefit for the first quarter of 2007 reflects an effective tax rate of 29.5% compared to 39.5% for the same period in the prior year. The effective tax rate is expected to be significantly lower than the rate for 2006 due to the projected low-level of pre-tax loss for 2007 and, therefore, resulting in the permanent tax items having a larger impact on the overall effective rate.

 Discontinued operations. Discontinued operations for the thirteen weeks ended April 29, 2006 includes the results of operations for the 194 Federated stores closed during the first half of 2006 as well as the results of operations of the Belk departments that closed in January 2007. Sales related to these operations totaled $85.9 million for the thirteen weeks ended April 29, 2006. Gross margin related to the discontinued departments totaled $41.1 million, or 47.8% as a percentage of sales. The net income from discontinued operations for the thirteen weeks ended April 29, 2006 was $6.4 million.

Net income (loss). Net loss of $7.6 million for the 2007 period compares to net income of $0.1 million in the prior year period as a result of the factors discussed above.

Liquidity and Capital Resources

Information about our financial position as of May 5, 2007 and February 3, 2007 is presented in the following table:

	May 5, 2007	February 3, 2007
	(dollars in thousands)
Cash and cash equivalents	$2,952	$2,415
Working capital	254,038	259,473
Long-term debt	200,000	200,000
Stockholders’ equity	114,754	122,229

Our primary capital requirements are funding working capital for new locations and growth of existing locations, as well as debt service obligations and license fees to host store groups, rent payments for the stand-alone jewelry stores, funding potential acquisitions, and, to a lesser extent, capital expenditures for opening new locations, renovating existing locations and information technology investments. For 2006, capital expenditures totaled $11.8 million and for 2007 are estimated to be approximately $11.0 to $12.0 million. Although capital expenditures are limited by the terms of the Revolving Credit Agreement, to date, this limitation has not precluded us from satisfying our capital expenditure requirements.

We currently expect to fund capital expenditure requirements as well as liquidity needs from a combination of cash, internally generated funds and borrowings under our Revolving Credit Agreement. We believe that our internally generated liquidity through cash flows from operations, together with access to external capital resources, will be sufficient to satisfy existing commitments and will provide adequate financing flexibility.

 Cash flows provided from (used in) operating, investing and financing activities for the thirteen weeks ended May 5, 2007 and April 29, 2006 were as follows:

	Thirteen Weeks Ended
	May 5,	April 29,
	2007	2006
	(dollars in thousands)
Operating activities	$(56,016)	$(65,774)
Investing activities	(3,740)	(4,779)
Financing activities	60,293	45,583
Net increase (decrease) in cash and cash
equivalents	$537	$(24,970)

Our current priorities for the use of cash or borrowings, as a result of borrowings available under the Revolving Credit Agreement, are:

•	Investment in inventory and for working capital;

•	Strategic acquisitions;

•	Capital expenditures for new locations, expansions and remodeling of existing locations; and

•	Investments in technology.

Operating Activities

Operating cash outflows include payments to vendors for inventory, services and supplies, payments for employee payroll, license fees, rent and payments of interest and taxes. Net cash flows used in operating activities were $56.0 million and $65.8 million for the thirteen weeks ended May 5, 2007 and April 29, 2006, respectively.

Our principal operations involving licensed fine jewelry departments substantially preclude customer receivables, as our license agreements typically require host stores to remit sales proceeds for each month (without regard to whether such sales were cash, store credit or national credit card) to us approximately three weeks after the end of such month. Additionally, at the end of 2006, approximately 30% of our merchandise was held on consignment. Our working capital balance was $254.0 million at May 5, 2007, a decrease of $5.4 million from February 3, 2007.

The seasonality of our business causes working capital requirements, and therefore, borrowings under the Revolving Credit Agreement, to reach their highest level in the months of October, November and December in anticipation of the year-end holiday season. Accordingly, we experience seasonal cash needs as inventory levels peak. Additionally, substantially all of our license agreements provide for accelerated payments during the months of November and December, which require the host store groups to remit to us 75% of the estimated months' sales prior to or shortly following the end of that month. These proceeds result in a significant increase in our cash, which is used to reduce our borrowings under the Revolving Credit Agreement. Inventory levels at May 5, 2007 increased by $7.3 million, or 1.7%, as compared to February 3, 2007.

Investing Activities

Net cash used in investing activities, consisting of payments for capital expenditures, was $3.7 million and $4.8 million for the thirteen weeks ended May 5, 2007 and April 29, 2006, respectively. Capital expenditures during each period related primarily to expenditures for opening new locations and renovating existing locations.

Financing Activities

Net cash provided from financing activities was $60.3 million for the thirteen weeks ended May 5, 2007, consisting primarily of proceeds from, and principal repayments on, the Revolving Credit Facility. Net cash provided from financing activities was $45.6 million for the thirteen weeks ended April 29, 2006.

Our Revolving Credit Agreement provides us with a line of credit of up to $225.0 million to finance working capital needs. In December 2006, the Revolving Credit Agreement was amended to, among other things, extend the maturity date to January 2011, allow for a facilities increase of up to $75.0 million in the aggregate, eliminate the yearly outstanding balance reduction requirement, eliminate all of the financial covenants except for the requirement to maintain a certain fixed charge ratio at certain times, and allow us to engage in business acquisitions of a certain size without obtaining prior approval of the lenders. We have received commitments from various lenders to fulfill the facilities increase discussed above and we expect to complete this transaction by the end of June 2007. This will increase our line of credit to $300.0 million under the Revolving Credit Agreement. Amounts outstanding under the Revolving Credit Agreement bear interest at a rate equal to, at our option, (i) the prime rate plus a margin ranging from zero to 0.25% or (ii) the adjusted Eurodollar rate plus a margin ranging from 1.25% to 2.0%, in each case depending on availability under our facility. The weighted average interest rate was 7.0% and 7.9% for the thirteen weeks ended May 5, 2007 and April 29, 2006, respectively.

Borrowings under the Revolving Credit Agreement were $92.8 million at May 5, 2007, compared to $45.9 million at February 3, 2007 and $33.9 million at April 29, 2006. The average amounts outstanding under the Revolving Credit Agreement were $90.2 million and $43.2 million for the thirteen weeks ended May 5, 2007 and April 29, 2006, respectively. The maximum amount outstanding for the thirteen weeks ended May 5, 2007 was $110.3 million, at which point the available borrowings were an additional $108.6 million. At May 5, 2007 we had letters of credit outstanding totaling $6.1 million, which guarantee various trade activities.

In May 2005, Finlay Jewelry completed the acquisition of Carlyle. The purchase price was approximately $29.0 million plus transaction fees and the assumption of debt. The transaction was financed with additional borrowings under the Revolving Credit Agreement. In connection with the acquisition, Carlyle’s revolving credit facility totaling $17.1 million was terminated and paid in full at the closing. Since the date of the acquisition, Carlyle’s cash requirements have been, and will continue to be, funded under the Revolving Credit Agreement.

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

A significant amount of our operating cash flows will be used to pay interest with respect to the Senior Notes and amounts due under the Revolving Credit Agreement. As of May 5, 2007, our outstanding borrowings were $292.8 million, which included a $200.0 million balance under the Senior Notes and a $92.8 million balance under the Revolving Credit Agreement, compared to $233.9 million as of April 29, 2006.

The agreements covering the Revolving Credit Agreement and the Senior Notes each require that Finlay Jewelry comply with certain covenants. Finlay Jewelry was in compliance with its covenants as of May 5, 2007. Because compliance is based, in part, on management’s estimates, and actual results can differ from those estimates, there can be no assurance that Finlay Jewelry will be in compliance with those covenants in the future or that our lenders will waive or amend any of the covenants should Finlay Jewelry be in violation thereof. However, we do believe the assumptions used are appropriate.

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

We believe that, based upon current operations, anticipated growth and continued availability under the Revolving Credit Agreement, Finlay Jewelry will, for the foreseeable future, be able to meet its debt service and anticipated working capital obligations and to make distributions sufficient to permit us to pay certain expenses as they come due. No assurances, however, can be given that Finlay Jewelry’s current level of operating results will continue or improve or that Finlay Jewelry’s income from operations will continue to be sufficient to permit Finlay Jewelry to meet its debt service and other obligations. The amounts required to satisfy the aggregate of Finlay Jewelry’s interest expense totaled $1.5 million and $1.0 million for the thirteen weeks ended May 5, 2007 and April 29, 2006, respectively.

Our long-term needs for external financing will depend on our rate of growth, the level of internally generated funds and our ability to continue obtaining substantial amounts of merchandise on advantageous terms, including consignment arrangements, with our vendors. As of May 5, 2007, $197.8 million of consignment merchandise from approximately 300 vendors was on hand as compared to $312.2 million at April 29, 2006. The decrease in consignment merchandise reflects the conversion of the majority of our gold consignment inventory to owned inventory at the end of 2006. For 2006, we had an average balance of consignment merchandise of $296.5 million.

The following table summarizes our contractual and commercial obligations which may have an impact on future liquidity and the availability of capital resources, as of May 5, 2007 (dollars in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-Term Debt Obligations:
Senior Notes (due 2012)	$200,000	$-	$-	$-	$200,000
Interest payments on Senior Notes	92,125	16,750	33,500	33,500	8,375
Operating lease obligations (1)	33,746	7,426	10,792	7,666	7,862
Revolving Credit Agreement (due 2011) (2)	92,812	92,812	-	-	-
Employment agreements	5,039	3,504	1,535	-	-
Contractual bonuses (3)	862	-	862	-	-
Letters of credit	6,121	5,871	250	-	-
Total	$430,705	$126,363	$46,939	$41,166	$216,237

(1)	Represents future minimum payments under noncancellable operating leases as of February 3, 2007.

(2)	The above table excludes interest due under the Revolving Credit Agreement. The outstanding balance as of June 8, 2007 was $116.8 million.

(3)	Represents a special bonus for four senior executives equal to 50% of the executives’ salary if employed by Finlay Jewelry on the dates specified in the respective employment agreements.

The operating leases included in the above table do not include contingent rent based upon sales volume, which amounted to approximately $23.7 million for the thirteen weeks ended May 5, 2007, or variable costs such as maintenance, insurance and taxes. Our open purchase orders are cancelable without penalty and are therefore not included in the above table. There were no commercial commitments outstanding as of May 5, 2007 other than as disclosed in the table above, nor have we provided any third-party financial guarantees as of and for the thirteen weeks ended May 5, 2007.

Off-Balance Sheet Arrangements

Effective as of November 29, 2006, Finlay Jewelry entered into an agreement to terminate and retire its obligation under the Gold Consignment Agreement, which was an off-balance sheet arrangement. In accordance with the termination agreement, Finlay Jewelry paid approximately $49.9 million to purchase the outstanding gold thereunder. The purchased gold is reflected as inventory on our Consolidated Balance Sheets from the date of purchase. Payment of the $49.9 million gold purchase price was financed through additional borrowings under the Revolving Credit Agreement.

Finlay Jewelry considered many factors when evaluating whether to terminate the Gold Consignment Agreement, including the volatility of gold prices in recent years and the belief that Finlay Jewelry can better manage gross margins under an owned inventory program working directly with its vendors. In addition, the termination simplified Finlay Jewelry’s capital structure by eliminating an off-balance sheet contractual obligation. With the retirement of this obligation, Finlay Jewelry converted the majority of its gold consignment inventory to owned inventory on Finlay Jewelry’s Consolidated Balance Sheets and eliminated the other receivables, which represented cash advances to certain vendors for the cost of the non-gold portion of the gold consignment merchandise.

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

In June 2005, we entered into employment agreements with three other senior executives of Finlay Jewelry and, in March 2006, we entered into an employment agreement with a fourth senior executive of Finlay Jewelry. Each of the agreements has a term of three years, unless earlier terminated in accordance with the provisions of the employment agreements. The agreements provide for minimum annual salary levels totaling approximately $1.6 million, incentive compensation based on meeting specific financial goals and a special bonus equal to 50% of each executive’s salary if, in the case of the June 2005 agreements, the executive is employed by Finlay Jewelry on June 30, 2008, and, in the case of the March 2006 agreement, if the executive is employed by Finlay Jewelry on February 28, 2009.

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

Seasonality

Our business is highly seasonal, with a significant portion of our sales and income from operations generated during the fourth quarter of each year, which includes the year-end holiday season. The fourth quarter of 2006 and 2005 accounted for an average of approximately 42.0% of our sales. We have typically experienced net losses in the first three quarters of our fiscal year. During these periods, working capital requirements have been funded by borrowings under the Revolving Credit Agreement. Accordingly, the results for any of the first three quarters of any given fiscal year, taken individually or in the aggregate, are not indicative of annual results.

Inflation

The effect of inflation on our results of operations has not been material in the periods discussed.

Critical Accounting Policies and Estimates

 The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are periodically re-evaluated, as appropriate, and adjustments are made when facts and circumstances dictate a change. However, since future events and their impact cannot be determined with certainty, actual results may differ from our estimates, and such differences could be material to the consolidated financial statements. Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates. A summary of our significant accounting policies and a description of accounting policies that we believe are most critical may be found in Note 2 of Notes to the Consolidated Financial Statements included in our Form 10-K for the year ended February 3, 2007.

Merchandise Inventories

We value our inventories at the lower of cost or market. The cost is determined by the LIFO method utilizing an internally generated index. We determine the LIFO cost on an interim basis by estimating annual inflation trends, annual purchases and ending inventory levels for the fiscal year. Actual annual inflation rates and inventory balances as of the end of any fiscal year may differ from interim estimates, and, accordingly, estimates are adjusted in the fourth quarter of each year. Factors related to inventories, such as future consumer demand and the economy's impact on consumer discretionary spending, inventory aging, ability to return merchandise to vendors, merchandise condition and anticipated markdowns, are analyzed to determine estimated net realizable values. An adjustment is recorded to reduce the LIFO cost of inventories, if required, to their estimated net realizable values. Any significant unanticipated changes in the factors above could have a significant impact on the value of the inventories and our reported operating results. Adjustments to earnings resulting from changes in historical loss trends have been insignificant for the thirteen weeks ended May 5, 2007 and April 29, 2006. Further, we do not anticipate any significant change in LIFO that would cause a material change in our earnings.

We estimate inventory shrinkage for the period from the last inventory date to the end of the reporting period on a store-by-store basis. Our inventory shortage estimate can be affected by changes in merchandise mix and changes in actual shortage trends. The shrinkage rate from the most recent physical inventory, in combination with historical experience, is the basis for estimating shrinkage. As a result of the change in timing of our physical inventories, as of May 5, 2007, our shrink reserve totaled $0.5 million compared to $1.6 million as of April 29, 2006.

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

As of May 5, 2007 and February 3, 2007, deferred vendor allowances totaled (i) $8.3 million and $9.4 million, respectively, for owned merchandise, which allowances are included as an offset to merchandise inventories on the Consolidated Balance Sheets, and (ii) $4.8 million and $5.2 million, respectively, for merchandise received on consignment, which allowances are included as deferred income on the Consolidated Balance Sheets.

Long-Lived Assets

The Company’s judgment regarding the existence of impairment indicators is based on market and operational performance. We assess the impairment of long-lived assets, primarily fixed assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

• Significant changes in the manner of our use of assets or the strategy for our overall business;

• Significant negative industry or economic trends; or

• Store closings.

When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we recognize an impairment loss at the time the undiscounted estimated future net cash flows expected to be generated by an asset (or group of assets) is less than its carrying value. We measure impairment losses as the amount by which the asset’s carrying value exceeds its fair value. To the extent future cash flows are less than anticipated, additional impairment charges may result. There have been no adjustments to earnings resulting from the impairment of long-lived assets for the thirteen weeks ended May 5, 2007. We also review the estimated useful lives of the assets and reduce such lives if necessary. During the thirteen weeks ended May 5, 2007, we recorded charges of $0.1 million related to the accelerated depreciation of fixed assets for the Parisian departments that will close in July 2007.

 Revenue Recognition

We recognize revenue upon the sale of merchandise, either owned or consigned, to our customers, net of anticipated returns and net of sales taxes collected. The provision for sales returns is based on historical evidence of our return rate. As of May 5, 2007 and April 29, 2006, our allowance for sales returns totaled $1.9 million and $2.0 million, respectively. Layaway deposits are not recognized as sales until fully paid for by the customer and the customer claims the merchandise.

Self-insurance Reserves

We are self-insured for medical claims and workers’ compensation claims up to certain maximum liability amounts. Although the amounts accrued are determined based on an analysis of historical trends of losses, settlements, litigation costs and other factors, the amounts that we will ultimately disburse could differ materially from the accrued amounts. Self-insurance reserves aggregated $8.0 million and $7.1 million at May 5, 2007 and April 29, 2006, respectively.

Income Taxes

In accordance with SFAS No. 109 “Accounting for Income Taxes,” income taxes must be accounted for by the asset/liability method. The income tax effects of all revenues, expenses, gains, losses and other events that create differences between the tax basis of assets and liabilities and their amounts for financial reporting are required to be recognized. Inherent in the measurement of these tax effects are certain judgments and interpretations of existing tax law and other published guidance as applied to the Company’s operations. Our effective tax rate considers management’s judgment of expected tax liabilities in the various taxing jurisdictions within which we are subject to tax. At any given time, multiple tax years are open to audit by various taxing authorities. The recorded amounts of income tax are subject to adjustment upon audit, changes in interpretation and changes in judgment utilized in determining estimates.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. The Company adopted FIN 48 on the first day of the current fiscal year, as required. As a result of the implementation of FIN 48, the Company recognized an increase of $1.0 million in the liability for unrecognized tax benefits that was accounted for as a decrease to opening retained earnings. Refer to Note 14 of Notes to the Consolidated Financial Statements for a discussion of FIN 48.

Accounting for Acquisitions

In May 2005, Finlay Jewelry completed the acquisition of Carlyle, and in November 2006, Finlay Jewelry completed the acquisition of Congress. These acquisitions have been accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”. As such, we have undertaken an analysis of the fair value of identified tangible and intangible assets and liabilities, and determined the excess of fair value of net assets acquired over cost. We utilized estimates to determine the fair value of inventory and certain acquisition costs.

Special Note Regarding Forward-Looking Statements

This Form 10-Q includes forward-looking statements. All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. You can identify these forward-looking statements by the use of words like "strategy," "expect," "plan," "believe," "will," "estimate," "intend," "project," "goals," "target," "anticipating," "hope" and other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results, performances or achievements to differ materially from those reflected in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Important factors that could cause actual results to differ materially include, but are not limited to:

•	Our dependence on, or loss of, certain host store relationships, particularly with respect to Federated, due to the concentration of sales generated by such host store groups;

•	The impact of significant store closures by our host store groups;

•	The seasonality of the retail jewelry business;

•	The impact of changes in the popularity of malls and our host stores and mall traffic levels;

•	Our ability to identify, finance and integrate any future acquisitions into our existing business;

•	Our ability to continue to obtain substantial amounts of merchandise on consignment;

•	Attacks or threats of attacks by terrorists or war which may negatively impact the economy and/or the financial markets and reduce discretionary spending;

•	The impact of fluctuations in gold and diamond prices;

•	Competition in the retail jewelry business and fluctuations in our quarterly results;

•	Our ability to collect net sales proceeds from our host stores and the impact of any host store bankruptcy;

•	The availability to us of alternate sources of merchandise supply in the case of an abrupt loss of any significant supplier;

•	Our ability to identify and rapidly respond to fashion trends as well as our ability to maintain flexible return privileges on owned merchandise;

•	Our ability to increase comparable store sales, expand our business or increase the number of locations we operate;

•	Our dependence on key officers;

•	Our high degree of leverage and the availability to us of financing and credit on favorable terms;

•	Our compliance with applicable contractual covenants;

•	Changes in regulatory requirements which are applicable to our business;

•	The impact of future claims and legal actions arising in the ordinary course of business; and

•	Low or negative growth in the economy or in the financial markets which reduce discretionary spending on goods perceived to be luxury items.

 Readers are cautioned not to unduly rely on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof or to reflect the occurrence of unanticipated events. In addition to the disclosure contained herein, readers should carefully review any disclosure of risks and uncertainties contained in other documents we file or have filed from time to time with the Commission. A complete discussion of forward-looking information and risk factors that may affect our future results, may be found in Item 1A - “Risk Factors”, included in our Form 10-K for the year ended February 3, 2007.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk through the interest rate on our borrowings under the Revolving Credit Agreement, which has a variable interest rate. Based on the average amounts outstanding under the Revolving Credit Agreement for 2006, a 100 basis point change (up or down) in interest rates would have resulted in a change (up or down) in interest expense of approximately $0.7 million in 2006. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. In addition, the majority of our borrowings are under fixed rate arrangements, as described in Note 5 of Notes to the Consolidated Financial Statements.

Commodity Risk

We principally address commodity risk through retail price points. Our commodity risk exposure to diamond, gold and other merchandise categories is market price fluctuations and we currently do not engage in any hedging activities.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, the CEO and CFO concluded that the design and operation of these disclosure controls and procedures are effective in ensuring that material financial and non-financial information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting

Our management, with the participation of our CEO and CFO, also conducted an evaluation of our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended May 5, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there was no such change during the quarter ended May 5, 2007.

We excluded from our assessment any changes in internal control over financial reporting within our Congress subsidiary, which was acquired in November 2006, and whose financial statements reflect total assets and net sales constituting 4.5% and 4.5%, respectively, of the related consolidated financial statement amounts as of and for the thirteen weeks ended May 5, 2007. We will include Congress in our evaluation of the design and effectiveness of internal control over financial reporting as of February 2, 2008.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. - “Risk Factors” in our Form 10-K for the year ended February 3, 2007, which could materially affect our business, financial condition or future results. There have been no material changes in the risks faced by us as disclosed in our Form 10-K; however, the risks described in our Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

 The table below sets forth information with respect to our repurchases of Common Stock during each month of the first quarter of fiscal 2007.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
February 4 - March 3, 2007	17	$8.581	-	-

March 4 - April 7, 2007	150	$9.44	-	-

April 8 - May 5, 2007	15,722	$5.8152	-	-
Total	15,889	$5.85	-	-

(1)
We repurchased 15,889 shares from certain executives for approximately $93,000 pursuant to our long-term incentive plan, to satisfy tax withholding obligations related to the issuance of Common Stock to the executives.

(2)
The Company’s stock repurchase program expired on September 30, 2005 and has not been renewed. No shares were repurchased by the Company during the first quarter of 2007 pursuant to a stock repurchase program.

Item 6. Exhibits

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated May 19, 2005, by and among Finlay Fine Jewelry Corporation, FFJ Acquisition Corp., Carlyle & Co. Jewelers, certain stockholders of Carlyle & Co. Jewelers and Russell L. Cohen (as stockholders' agent) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed May 25, 2005).

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended January 28, 1995).

3.2(a)	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended February 1, 2003).

3.2(b)
Second Amendment, dated as of September 10, 2003, to the Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2003).

10.5 (d)
Amendment, dated February 27, 2007, to the Company’s 1997 Long Term Incentive Plan (incorporated by reference to Exhibit 10.5(d) to the Company’s Annual Report on Form 10-K for the year ended February 3, 2007).

10.6 (c)
Amendment, dated February 27, 2007, to the Company’s Executive Deferred Compensation and Stock Purchase Plan (incorporated by reference to Exhibit 10.6(c) to the Company’s Annual Report on Form 10-K for the year ended February 3, 2007).

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

FINLAY ENTERPRISES, INC.

Date: June 14, 2007	By:	/s/ Bruce E. Zurlnick
Bruce E. Zurlnick Senior Vice President, Treasurer and Chief Financial Officer (As both a duly authorized officer of registrant and as principal financial officer of registrant)