Form 10-Q
period 2007-11-03
FINLAY ENTERPRISES INC /DE
filed 2007-12-13
CIK 878731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2007

or

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

As of December 7, 2007, there were 9,252,564 shares of common stock, par value $.01 per share, of the registrant outstanding.

FINLAY ENTERPRISES, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED NOVEMBER 3, 2007

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

FINLAY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Thirteen Weeks Ended
	November 3, 2007	October 28, 2006

Sales	$141,918	$136,377
Cost of sales	77,946	73,145
Gross margin	63,972	63,232
Selling, general and administrative expenses	69,133	67,490
Depreciation and amortization	3,611	3,630
Loss from operations	(8,772)	(7,888)
Interest expense, net	6,763	6,025
Loss from continuing operations before income taxes	(15,535)	(13,913)
Benefit for income taxes	(8,014)	(5,496)
Loss from continuing operations	(7,521)	(8,417)
Discontinued operations, net of tax	-	511
Net loss	$(7,521)	$(7,906)

Net loss per share applicable to common shares –
Basic and Diluted:
Loss from continuing operations	$(0.82)	$(0.93)
Discontinued operations, net of tax	$-	$0.05
Net loss	$(0.82)	$(0.88)

Weighted average shares outstanding –
Basic and Diluted	9,120,000	9,027,462

The accompanying notes are an integral part of these consolidated financial statements.

FINLAY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Thirty-Nine Weeks Ended
	November 3, 2007	October 28, 2006

Sales	$452,793	$430,036
Cost of sales	244,079	225,962
Gross margin	208,714	204,074
Selling, general and administrative expenses	217,186	209,856
Depreciation and amortization	10,858	10,878
Loss from operations	(19,330)	(16,660)
Interest expense, net	19,253	16,846
Loss from continuing operations before income taxes	(38,583)	(33,506)
Benefit for income taxes	(14,854)	(13,240)
Loss from continuing operations	(23,729)	(20,266)
Discontinued operations, net of tax	236	8,498
Net loss	$(23,493)	$(11,768)

Net loss per share applicable to common shares –
Basic and Diluted:
Loss from continuing operations	$(2.61)	$(2.25)
Discontinued operations, net of tax	$0.03	$0.94
Net loss	$(2.58)	$(1.31)

Weighted average shares outstanding -
Basic and Diluted	9,088,943	9,009,508

The accompanying notes are an integral part of these consolidated financial statements.

FINLAY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	November 3, 2007 (unaudited)	February 3, 2007 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,905	$2,415
Accounts receivable	25,422	26,271
Other receivables	1,923	2,314
Merchandise inventories	458,263	430,479
Prepaid expenses and other	5,044	4,356
Total current assets	493,557	465,835
Fixed assets:
Building, equipment, fixtures and leasehold improvements	104,600	98,229
Less – accumulated depreciation and amortization	50,650	43,236
Fixed assets, net	53,950	54,993
Deferred charges and other assets, net	11,560	13,517
Goodwill	3,009	3,009
Total assets	$562,076	$537,354

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$124,572	$45,876
Accounts payable – trade	72,807	85,053
Accrued liabilities:
Accrued salaries and benefits	11,611	16,940
Accrued miscellaneous taxes	6,940	7,226
Accrued interest	7,349	2,874
Deferred income	4,362	5,206
Deferred income taxes	8,747	13,322
Other	15,580	16,394
Income taxes payable	1,255	13,471
Total current liabilities	253,223	206,362
Long-term debt	200,000	200,000
Deferred income taxes	6,332	7,827
Other non-current liabilities	2,567	936
Total liabilities	462,122	415,125
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common Stock, par value $.01 per share; authorized 25,000,000 shares; issued 11,507,058 and 11,348,017 shares at November 3, 2007 and February 3, 2007, respectively	115	113
Additional paid-in capital	95,422	92,999
Retained earnings	32,188	56,704
Less treasury stock of 2,261,795 and 2,227,366 shares at November 3, 2007 and February 3, 2007, respectively, at cost	(27,771)	(27,587)
Total stockholders’ equity	99,954	122,229
Total liabilities and stockholders’ equity	$562,076	$537,354

The accompanying notes are an integral part of these consolidated financial statements.

FINLAY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data)
	Common Stock		Additional			Total
	Number		Paid-in	Retained	Treasury	Stockholders’	Comprehensive
	of Shares	Amount	Capital	Earnings	Stock	Equity	Income (Loss)
Balance, February 3, 2007	9,120,651	$113	$92,999	$56,704	$(27,587)	$122,229
Effect of adoption of FIN 48	-	-	-	(1,023)	-	(1,023)
Net loss	-	-	-	(23,493)	-	(23,493)	$(23,493)
Comprehensive loss							$(23,493)
Issuance of common stock	159,041	2	-	-	-	2
Award of restricted stock units	-	-	801	-	-	801
Amortization of restricted stock compensation and restricted stock units	-	-	1,622	-	-	1,622
Purchase of treasury stock	(34,429)	-	-	-	(184)	(184)
Balance, November 3, 2007 (unaudited)	9,245,263	$115	$95,422	$32,188	$(27,771)	$99,954

The accompanying notes are an integral part of these consolidated financial statements.

FINLAY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Thirty-Nine Weeks Ended
	November 3, 2007	October 28, 2006
OPERATING ACTIVITIES
Net loss	$(23,493)	$(11,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,031	14,378
Loss on disposal of fixed assets	236	3,548
Amortization of deferred financing costs	724	918
Amortization of restricted stock compensation and restricted stock units	1,622	1,073
Deferred income taxes	(6,070)	(1,926)
Other, net	(601)	(149)
Changes in operating assets and liabilities:
Decrease in accounts and other receivables	1,240	1,678
Increase in merchandise inventories	(27,784)	(32,012)
Increase in prepaid expenses and other	(688)	(1,801)
Decrease in accounts payable and accrued liabilities	(31,142)	(71,369)
NET CASH USED IN OPERATING ACTIVITIES	(74,925)	(97,430)

INVESTING ACTIVITIES
Purchases of equipment, fixtures and leasehold improvements	(9,022)	(9,881)
Deferred charges	(64)	-
NET CASH USED IN INVESTING ACTIVITIES	(9,086)	(9,881)

FINANCING ACTIVITIES
Proceeds from revolving credit facility	462,309	530,577
Principal payments on revolving credit facility	(383,613)	(462,739)
Capitalized financing costs	(358)	(99)
Purchase of treasury stock	(184)	(187)
Bank overdraft	6,347	14,269
Stock options exercised	-	8
NET CASH PROVIDED FROM FINANCING ACTIVITIES	84,501	81,829
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	490	(25,482)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,415	28,191
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,905	$2,709

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$14,150	$12,123
Income taxes paid	$3,091	$10,321

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Award of vested participant restricted stock units	$817	$606
Accrual for purchases of fixed assets	$2,207	$2,756

The accompanying notes are an integral part of these consolidated financial statements.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF ACCOUNTING AND PRESENTATION

The accompanying unaudited consolidated financial statements of Finlay Enterprises, Inc. (the “Company,” the “Registrant,” “we,” “us” and “our”), and our wholly-owned subsidiary, Finlay Fine Jewelry Corporation and its wholly-owned subsidiaries (“Finlay Jewelry”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. References to “Finlay” mean collectively, the Company and Finlay Jewelry. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of November 3, 2007, and our results of operations for the thirteen weeks and thirty-nine weeks ended November 3, 2007 and October 28, 2006 and cash flows for the thirty-nine weeks ended November 3, 2007 and October 28, 2006. Due to the seasonal nature of our business, results for interim periods are not indicative of annual results. The unaudited consolidated financial statements have been prepared on a basis consistent with that of the audited consolidated financial statements as of February 3, 2007 referred to below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”).

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007 (“Form 10-K”) previously filed with the Commission.

As a result of the store closings in 2006 associated with the Federated Department Stores, Inc., now known as Macy’s, Inc. (“Macy’s”) and The May Department Stores Company (“May”) merger, the results of operations for the 194 departments that were either divested or phased into the Macy’s East or Macy’s West divisions have been segregated from those of continuing operations, net of tax, and classified as discontinued operations for the thirteen weeks and thirty-nine weeks ended October 28, 2006. Additionally, as a result of the decision by Belk, Inc. (“Belk”) not to renew Finlay Jewelry’s license agreement at the end of 2006, the results of operations of the 75 Belk departments that closed in January 2007 have been segregated from those of continuing operations, net of tax, and classified as discontinued operations for the thirteen weeks and thirty-nine weeks ended October 28, 2006. Further, as a result of Belk’s acquisition of Parisian from Saks, Inc. (“Saks”) in October 2006, the 33 Parisian departments closed in July 2007. The results of operations for these departments have also been reclassified as discontinued operations in the accompanying Consolidated Statements of Operations for the thirty-nine weeks ended November 3, 2007 and the thirteen weeks and thirty-nine weeks ended October 28, 2006. Unless otherwise indicated, the following discussion relates to our continuing operations. See Note 10 for additional information regarding discontinued operations.

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

During the majority of 2006, and from time to time in past years, we entered into forward contracts based upon the anticipated sales of consigned gold merchandise. These contracts aided our efforts in hedging against the risk of gold price fluctuations, as the cost of gold for our consigned gold merchandise was not fixed until the merchandise was sold. For the thirteen weeks and thirty-nine weeks ended October 28, 2006, the gain/loss on open forward contracts was not material. During 2007, gold merchandise has been purchased rather than consigned and the gold price is fixed quarterly with our vendors. As such, we currently do not engage in any hedging activities.

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

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

During 2006, and in past years, we had designated our derivative instruments, consisting of gold forward contracts, as cash flow hedges. For derivative instruments designated as cash flow hedges, the effective portion of the change in the fair value of the derivative was recorded in accumulated other comprehensive income, a separate component of stockholders’ equity, and was reclassified into cost of sales when the offsetting effects of the hedged transaction impacted earnings. Changes in the fair value of the derivative attributable to hedge ineffectiveness were recorded in earnings immediately. At February 3, 2007, we had no open positions in gold forward contracts and we currently do not engage in any hedging activities.

Net Income (Loss) Per Share: Net income (loss) per share has been computed in accordance with SFAS No. 128, “Earnings per Share”. Basic and diluted net income (loss) per share were calculated using the weighted average number of shares outstanding during each period, with options to purchase common stock, par value $0.01 per share (“Common Stock”), restricted stock and restricted stock units, included in diluted net income (loss) per share, using the treasury stock method, to the extent that such options, restricted stock and restricted stock units were dilutive. As we had a loss from continuing operations for the thirteen weeks and thirty-nine weeks ended November 3, 2007 and October 28, 2006, the stock options, restricted stock and restricted stock units are not considered in the calculation of diluted net income (loss) per share due to their anti-dilutive effect. As a result, the weighted average number of shares outstanding used for both the basic and diluted net income (loss) per share calculations was the same. Total stock options, restricted stock and restricted stock units outstanding were 1,284,279 and 1,538,889 at November 3, 2007 and October 28, 2006, respectively. The stock options have exercise prices ranging from $7.05 to $24.31 per share in each period.

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

Discontinued Operations: We account for closing stores as discontinued operations when the operations and cash flows of a store being disposed of are eliminated from on-going operations and we do not have any significant continuing involvement in its operations. In reaching the determination as to whether the cash flows of a store will be eliminated from ongoing operations, we consider whether it is likely that customers will migrate to similar stores in the same geographic market, and our analysis includes an evaluation of the proximity to the disposed store.

Goodwill: As a result of the acquisition of L. Congress, Inc. (“Congress”) in 2006, goodwill of $3.0 million was recorded in our stand-alone jewelry store segment. As goodwill has an indefinite life, we will perform an assessment of goodwill impairment each year or as impairment indicators arise in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible Assets: As a result of the acquisition of Carlyle & Co. Jewelers (“Carlyle”) in 2005 and Congress in 2006, trade names and other intangible assets were recorded and are included in Deferred charges and other assets, net in the accompanying Consolidated Balance Sheets. Indefinite lived intangible assets, consisting of tradenames, are tested for impairment each year or as impairment indicators arise in accordance with SFAS No. 142.

NOTE 3 - DESCRIPTION OF BUSINESS

We conduct business through our wholly-owned subsidiary, Finlay Jewelry. We are a retailer of fine jewelry products and primarily operate licensed fine jewelry departments in department stores throughout the United States. Additionally, we operate luxury stand-alone jewelry stores. Due to the seasonality of the retail jewelry industry, the fourth quarter of 2006 accounted for approximately 42.0% of our sales. During 2006, the departments in store groups owned by Macy’s accounted for 57.0% of our sales (excluding the Macy’s departments that closed in 2006 and the departments in Lord & Taylor, which was sold to NRDC Equity Partners in late 2006).

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

Refer to Note 15 for a discussion of the acquisition of the Bailey Banks & Biddle division of Zale Corporation (“Bailey Banks & Biddle”) on November 9, 2007.

NOTE 4 - MERCHANDISE INVENTORIES

Merchandise inventories consisted of the following:

	November 3, 2007	February 3, 2007
	(in thousands)
Jewelry goods – rings, watches and other fine jewelry
(first-in, first-out (“FIFO”) basis)	$491,062	$458,920
Less: Excess of FIFO cost over LIFO inventory value	32,799	28,441
	$458,263	$430,479

We determine our LIFO inventory value by utilizing internally developed indices. The LIFO method had the effect of increasing the loss from continuing operations before income taxes for the thirteen weeks ended November 3, 2007 and October 28, 2006 by $1.5 million in each period. The LIFO method had the effect of increasing the loss from continuing operations before income taxes for the thirty-nine weeks ended November 3, 2007 and October 28, 2006 by $4.4 million and $3.0 million, respectively.

Approximately $199.5 million and $204.0 million at November 3, 2007 and February 3, 2007, respectively, of merchandise received on consignment is not included in merchandise inventories and accounts payable-trade in the accompanying Consolidated Balance Sheets.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - MERCHANDISE INVENTORIES (continued)

Effective as of November 29, 2006, Finlay Jewelry entered into an agreement to terminate and retire its obligation under the amended and restated gold consignment agreement (the “Gold Consignment Agreement”). The Gold Consignment Agreement enabled Finlay Jewelry to receive consignment merchandise by providing gold, or otherwise making payment, to certain vendors. In accordance with the termination agreement, Finlay Jewelry paid approximately $49.9 million to purchase the outstanding gold. The payment of the gold was financed through additional borrowings under the Revolving Credit Facility (as defined in Note 5 below).

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

NOTE 5 - SHORT AND LONG-TERM DEBT

Our revolving credit agreement with General Electric Capital Corporation (“GECC”) and certain other lenders (the “Revolving Credit Agreement”), which was in place until November 9, 2007, provided Finlay Jewelry with a senior secured revolving line of credit (the “Revolving Credit Facility”) of $300.0 million, as increased from $225.0 million in June 2007 as a result of the conversion to owned merchandise of the gold consignment merchandise under the former Gold Consignment Agreement, which increased Finlay Jewelry’s collateral base. Effective November 9, 2007, in connection with the acquisition of Bailey Banks & Biddle, the Revolving Credit Agreement was replaced by a new revolving credit agreement (the “New Revolving Credit Agreement”) providing Finlay Jewelry with a $550.0 million senior secured revolving line of credit (the “New Revolving Credit Facility”). Refer to Note 15. At November 3, 2007, $124.6 million was outstanding under the Revolving Credit Facility, at which point the available borrowings were $162.2 million. The average amounts outstanding under the Revolving Credit Facility were $106.5 million and $60.5 million for the thirty-nine weeks ended November 3, 2007 and October 28, 2006, respectively. The maximum amount outstanding for the thirty-nine weeks ended November 3, 2007 was $139.3 million, at which point the available borrowings were an additional $131.6 million.

Amounts outstanding under the Revolving Credit Facility bore interest at a rate equal to, at our option, (i) the prime rate plus a margin ranging from zero to 0.25% or (ii) the adjusted Eurodollar rate plus a margin ranging from 1.25% to 2.0%, in each case depending on availability under our facility. The weighted average interest rate was 7.1% and 7.5% for the thirty-nine weeks ended November 3, 2007 and October 28, 2006, respectively.

At November 3, 2007 and February 3, 2007, we had letters of credit outstanding totaling $6.2 million and $6.1 million, respectively, which guarantee various trade activities.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - SHORT AND LONG-TERM DEBT (continued)

The Revolving Credit Agreement and, as of November 9, 2007, the New Revolving Credit Agreement, contains customary covenants, including limitations on, or relating to liens, indebtedness, investments, mergers, acquisitions, affiliate transactions, management compensation and the payment of dividends and other restricted payments. The Revolving Credit Agreement also contained a fixed charge coverage ratio requirement under certain circumstances. As of November 3, 2007, Finlay Jewelry was in compliance with this financial covenant. We also expect to be in compliance with all of our covenants during the balance of 2007. Because compliance is based, in part, on our management’s estimates and actual results can differ from those estimates, there can be no assurance that we will be in compliance with these covenants in the future or that the lenders will waive or amend any of the covenants should we be in violation thereof. We believe the assumptions used are appropriate.

Finlay Jewelry’s 8-3/8% Senior Notes due June 1, 2012 (the “Senior Notes”), have an aggregate principal amount of $200.0 million. Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year.

The Senior Notes are unsecured senior obligations and rank equally in right of payment with all of the existing and future unsubordinated indebtedness of Finlay Jewelry and senior to any future indebtedness of Finlay Jewelry that is expressly subordinated to the Senior Notes. The Senior Notes are effectively subordinated to (a) Finlay Jewelry’s secured indebtedness, including obligations under its Revolving Credit Agreement and the New Revolving Credit Agreement, to the extent of the value of the assets securing such indebtedness, and (b) the indebtedness and other liabilities (including trade payables) of its subsidiaries. Finlay Jewelry may redeem the Senior Notes, in whole or in part, at any time on or after June 1, 2008 at specified redemption prices plus accrued and unpaid interest, if any, to the date of the redemption. Upon certain change of control events, each holder of the Senior Notes may require Finlay Jewelry to purchase all or a portion of such holder's Senior Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued interest to the purchase date.

The indenture governing the Senior Notes contains restrictions relating to, among other things, the payment of dividends, redemptions or repurchases of capital stock, the incurrence of additional indebtedness, the making of certain investments, the creation of certain liens, the sale of certain assets, entering into transactions with affiliates, engaging in mergers and consolidations and the transfer of all or substantially all assets. Finlay Jewelry was in compliance with all of its covenants as of and for the thirty-nine weeks ended November 3, 2007. We expect to be in compliance with all of these covenants during the balance of 2007.

NOTE 6 – LICENSE AGREEMENTS WITH DEPARTMENT STORES AND LEASE AGREEMENTS

Our operating leases consist primarily of the stand-alone jewelry store locations and office space rentals, which leases expire on various dates through 2016. The department store license agreements provide for the payment of fees based on sales (i.e., contingent fees in the table below). Additionally, certain of the stand-alone jewelry store leases require payment of contingent rent based on a percentage of store sales in excess of a specified threshold. License fees and lease expense included in SG&A are as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Base rent	$2,314	$1,935	$6,857	$5,572
Contingent fees	20,077	19,800	63,733	63,265
Total	$22,391	$21,735	$70,590	$68,837

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – LICENSE AGREEMENTS WITH DEPARTMENT STORES AND LEASE AGREEMENTS (continued)

All of the department store licenses provide that, except under limited circumstances, the title to certain of our fixed assets transfers upon termination of the licenses, and that we will receive reimbursement for the undepreciated value of such fixed assets from the host store upon such transfer. The cost of such fixed assets are recorded at the inception of the license arrangement, as well as upon department renovations, and are reflected in the accompanying Consolidated Balance Sheets.

NOTE 7 – STOCK-BASED COMPENSATION

Stock options outstanding under our stock incentive plans have been granted at prices which are equal to the market value of our stock on the date of grant, generally vest over five years and expire no later than ten years after the grant date. Effective January 29, 2006, we began recognizing compensation expense ratably over the vesting period. During the thirty-nine weeks ended October 28, 2006, we recognized approximately $95,000 in stock-based compensation expense. At February 3, 2007, all stock options were fully vested and, therefore, there has been no expense in 2007 relating to stock options. There were no options granted during 2006 or in the 2007 period-to-date.

The following table summarizes the changes in stock options outstanding during the thirty-nine weeks ended November 3, 2007:
	Options Outstanding				Options Exercisable
	Number Outstanding	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Ex. Price	Aggregate Intrinsic Value (000’s)	Number Exercisable	Average Exercise Price	Aggregate Intrinsic Value (000’s)
Balance at February 3, 2007	1,016,334	2.24	$12.10	$618	1,016,334	$12.10	$618
Granted	-	-	-	-	-	-	-
Exercised	-	-	-	-	-	-	-
Forfeited	(406,134)	-	13.76	-	(406,134)	13.76	-
Balance at November 3, 2007	610,200	2.82	$10.99	$-	610,200	$10.99	$-

The following table summarizes the changes in restricted stock outstanding during the thirty-nine weeks ended November 3, 2007:
	Restricted Stock	Wtd. Avg. Grant Date Fair Value
Balance at February 3, 2007	157,487	$12.17
Granted	55,261	9.32
Vested	(56,439)	15.25
Balance at November 3, 2007	156,309	$10.04

The following table summarizes the changes in restricted stock units outstanding during the thirty-nine weeks ended November 3, 2007:

	Restricted Stock Units(1)	Wtd. Avg. Grant Date Fair Value
Balance at February 3, 2007	317,546	$13.01
Awarded	276,477	5.88
Distributed	(74,097)	17.39
Cancelled	(2,156)	12.74
Balance at November 3, 2007	517,770	$8.52

        (1) Refer to Note 8 for additional information regarding restricted stock units.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – STOCK-BASED COMPENSATION (continued)

For the thirty-nine weeks ended November 3, 2007, we purchased 34,429 shares for $184,000 from certain executives pursuant to the long-term incentive plan, to satisfy tax withholding obligations related to the issuance of Common Stock to the executives.

NOTE 8 – EXECUTIVE AND DIRECTOR DEFERRED COMPENSATION AND STOCK PURCHASE PLANS

In April 2003, the Board of Directors adopted the Executive Deferred Compensation and Stock Purchase Plan and the Director Deferred Compensation and Stock Purchase Plan (the “RSU Plans”), which were approved by our stockholders on June 19, 2003. Under the RSU Plans, key executives and non-employee directors, as directed by our Compensation Committee, are eligible to acquire restricted stock units (“RSUs”). An RSU is a unit of measurement equivalent to one share of Common Stock, but with none of the attendant rights of a holder of a share of Common Stock. Two types of RSUs are awarded under the RSU Plans: (i) participant RSUs, where a plan participant may elect to defer, in the case of an executive employee, a portion of his or her actual or target bonus, and in the case of a non-employee director, all of his or her eligible director fees (which are annual retainer fees plus any annual fees received by a participant for services as chairperson of any committee of the Board of Directors, but excluding the Lead Independent Director’s annual fee) that would otherwise be paid in cash, and receive RSUs in lieu thereof, and (ii) matching RSUs, where we credit a participant’s plan account with one matching RSU for each participant RSU that a participant elects to purchase. While participant RSUs are fully vested at all times, matching RSUs are subject to vesting and forfeiture as set forth in the RSU Plans. At the time of distribution under the RSU Plans, RSUs are converted into actual shares of Common Stock. As of November 3, 2007, 517,770 RSUs are outstanding under the RSU Plans. Amortization for the thirty-nine weeks ended November 3, 2007 and October 28, 2006 totaled approximately $0.5 million in each period.

NOTE 9 – CONSOLIDATION OF HOST STORE GROUPS

In August 2005, Macy’s announced that it had completed a merger with May. In September 2005, Macy’s announced its integration plans including a divisional realignment and divestiture of certain stores. As of November 3, 2007, we operated a total of 351 departments in five of Macy’s eight divisions, as follows:

Macy’s South	123
Macy’s Midwest	100
Macy’s North	57
Macy’s Northwest	37
Bloomingdale’s	34
Total	351

During the first half of 2006, 194 stores were either divested or phased into the Macy’s East or Macy’s West divisions and have been classified as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). During the thirty-nine weeks ended October 28, 2006, we recorded charges associated with accelerated depreciation of fixed assets and severance related to our field operations totaling approximately $4.0 million. These costs are included in discontinued operations in the accompanying Consolidated Statements of Operations.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – CONSOLIDATION OF HOST STORE GROUPS (continued)

In May 2006, the Company announced that Belk would not renew Finlay Jewelry’s license agreement due to Belk’s acquisition of a privately-held company that licensed fine jewelry departments in certain of the Belk stores. The termination of the license agreement, effective at the end of 2006, resulted in the closure of 75 departments. During the thirty-nine weeks ended October 28, 2006, we recorded charges associated with accelerated depreciation of fixed assets and severance related to our field operations totaling approximately $0.5 million. For the thirteen weeks and thirty-nine weeks ended October 28, 2006, the results of operations for these closed stores have been classified as discontinued operations in accordance with SFAS No. 144.

Further, as a result of Belk’s acquisition of Parisian from Saks in October 2006, the Parisian departments closed in July 2007. In 2006, we generated sales of approximately $22.9 million from our 33 Parisian departments. For the thirty-nine weeks ended November 3, 2007 and October 28, 2006, we generated sales of $9.8 million and $13.0 million, respectively, from these departments. The results of operations for these departments have been reclassified as discontinued operations in the accompanying Consolidated Statements of Operations. During the thirty-nine weeks ended November 3, 2007 and October 28, 2006, we recorded charges associated with accelerated depreciation of fixed assets relating to these departments totaling $0.1 million in each period.

Following is a summary of the activity in the accrual established for severance charges for both our field operations and corporate office that have been recorded within our department store based fine jewelry departments segment (in thousands):
Severance and Termination Benefits
Balance at January 28, 2006	$1,258
Charges(1)	3,458
Payments	(4,131)
Balance at February 3, 2007	585
Reversal of accrual	(146)
Payments	(404)
Balance at November 3, 2007	$35

(1) Includes $2.5 million of charges recorded in discontinued operations for 2006 and $0.9 million of charges recorded in SG&A for 2006.

NOTE 10 – DISCONTINUED OPERATIONS

As a result of the 33 Parisian store closings in July 2007, the results of operations for these departments have been segregated from those of continuing operations, net of tax, and classified as discontinued operations for the thirty-nine week period ended November 3, 2007 and the thirteen and thirty-nine weeks ended October 28, 2006. Additionally, as a result of the store closings associated with the Macy’s/May merger as well as the Belk store closings, the results of operations of the departments closed during 2006 have been segregated from those of continuing operations, net of tax, and classified as discontinued operations for the thirteen weeks and thirty-nine weeks ended October 28, 2006. All of the closed stores were operated in our department store based fine jewelry departments segment.

A summary of the statement of operations information relating to our discontinued operations is as follows (in thousands):
	November 3, 2007	October 28, 2006
	Thirty-Nine Weeks Ended	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
Sales	$9,833	$11,894	$146,307
Income before income taxes	393	849	14,058
Discontinued operations, net of tax	236	511	8,498

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – SEGMENT INFORMATION

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, we have two operating segments - department store based fine jewelry departments and stand-alone jewelry stores (which includes, as of November 3, 2007, the Carlyle and Congress divisions which are aggregated into one reporting segment). The accounting policies of the segments are generally the same as those described in Note 2. There are no intercompany sales between the segments.

The following tables provide segment level financial information for the thirteen weeks and thirty-nine weeks ended November 3, 2007 and October 28, 2006 (in thousands):
	Thirteen Weeks Ended
	November 3, 2007			October 28, 2006
	Department Store Based Fine Jewelry Departments (1)	Stand-alone Jewelry Stores (2)	Total	Department Store Based Fine Jewelry Departments (1)	Stand-alone Jewelry Stores	Total
Sales	$118,308	$23,610	$141,918	$117,391	$18,986	$136,377
Depreciation and amortization	3,206	405	3,611	3,462	168	3,630
Loss from operations	(7,762)	(1,010)	(8,772)	(7,458)	(430)	(7,888)
Interest expense, net	6,060	703	6,763	5,531	494	6,025
Benefit for income taxes	(7,336)	(678)	(8,014)	(5,131)	(365)	(5,496)
Total assets	452,645	109,431	562,076	439,590	80,052	519,642
Capital expenditures	3,478	411	3,889	2,624	798	3,422

(1) Included in interest expense, net for each of the thirteen week periods, is $4.2 million related to the Senior Notes.
(2) Includes Congress, which was acquired in November 2006.
	Thirty-Nine Weeks Ended
	November 3, 2007			October 28, 2006
	Department Store Based Fine Jewelry Departments (1)	Stand-alone Jewelry Stores (2)	Total	Department Store Based Fine Jewelry Departments (1)	Stand-alone Jewelry Stores	Total
Sales	$374,921	$77,872	$452,793	$373,535	$56,501	$430,036
Depreciation and amortization	9,683	1,175	10,858	10,419	459	10,878
Income (loss) from operations	(19,324)	(6)	(19,330)	(17,498)	838	(16,660)
Interest expense, net	17,220	2,033	19,253	15,658	1,188	16,846
Benefit for income taxes	(14,049)	(805)	(14,854)	(13,102)	(138)	(13,240)
Total assets	452,645	109,431	562,076	439,590	80,052	519,642
Capital expenditures	8,274	748	9,022	8,147	1,734	9,881

(1) Included in interest expense, net for each of the thirty-nine week periods, is $12.6 million related to the Senior Notes.
(2) Includes Congress, which was acquired in November 2006.

Additionally, our sales mix by merchandise category was as follows for each of the thirty-nine week periods ended November 3, 2007 and October 28, 2006 (in thousands):

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – SEGMENT INFORMATION (continued)

	Thirty-Nine Weeks Ended
	November 3, 2007				October 28, 2006
	Department Store Based Fine Jewelry Departments		Stand-alone Jewelry Stores (1)		Department Store Based Fine Jewelry Departments		Stand-alone Jewelry Stores
	Sales	% of Sales	Sales	% of Sales	Sales	% of Sales	Sales	% of Sales
Diamonds	$88,982	23.7%	$20,787	26.7%	$94,539	25.3%	$14,570	25.8%
Gemstones	68,572	18.3	7,858	10.1	70,858	19.0	4,810	8.5
Gold	63,459	16.9	1,566	2.0	66,175	17.7	589	1.0
Watches	56,944	15.2	34,491	44.3	51,438	13.8	24,489	43.3
Designer	42,095	11.2	8,631	11.1	37,653	10.1	7,725	13.7
Other (2)	54,869	14.7	4,539	5.8	52,872	14.1	4,318	7.7
Total Sales	$374,921	100.0%	$77,872	100.0%	$373,535	100.0%	$56,501	100.0%

(1)	Includes Congress, which was acquired in November 2006.
(2)	Includes special promotional items, remounts, estate jewelry, pearls, beads, cubic zirconia, sterling silver and men’s jewelry, as well as repair services and accommodation sales to our employees.

NOTE 12 – CONGRESS ACQUISITION

In November 2006, Finlay Jewelry completed the acquisition of Congress. The purchase price was approximately $6.0 million plus transaction fees of approximately $0.4 million and the assumption of debt. The transaction was financed with additional borrowings under the Revolving Credit Facility. The acquisition was undertaken to complement and diversify our existing business and provides us the opportunity to increase our presence in the luxury jewelry market. In connection with the purchase, Congress’ revolving credit facility and outstanding debt totaling $10.0 million were terminated and paid in full at the closing. Since the date of the acquisition, Congress’ cash requirements have been funded under the Revolving Credit Facility and will continue to be funded under the New Revolving Credit Facility.

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

NOTE 13 – COMMITMENTS, CONTINGENCIES AND OTHER

From time to time, we are involved in litigation arising out of our operations in the normal course of business. As of December 7, 2007, we are not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our business, results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our consolidated financial statements.

The Senior Notes and the Revolving Credit Agreement and, beginning November 9, 2007, the New Revolving Credit Agreement restrict the amount of annual distributions from Finlay Jewelry to us.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – COMMITMENTS, CONTINGENCIES AND OTHER (continued)

Our concentration of credit risk consists principally of accounts receivable. During 2006, jewelry departments in store groups owned by Macy’s accounted for approximately 57.0% of our sales (excluding the Macy’s departments that closed in 2006 and the departments in Lord & Taylor, which was sold in 2006). We believe that the inability of Macy’s to pay its receivables could have a material adverse effect on our financial position or results of operations.

In 2006, approximately 43.0% of the sales related to department store based fine jewelry departments were generated by merchandise obtained from their ten largest vendors, and approximately 9.0% of sales were generated by merchandise obtained from their single largest vendor. Additionally, in 2006, merchandise obtained from our stand-alone jewelry stores’ two largest vendors generated approximately 44.0% of their sales.

We did not provide any third-party financial guarantees as of November 3, 2007 and February 3, 2007.

Refer to Note 12 for a discussion of the contingent purchase price relating to the Congress acquisition.

Refer to Note 5 for a discussion of letters of credit outstanding.

NOTE 14 – INCOME TAXES

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 was effective as of the beginning of the Company’s 2007 fiscal year.

The Company adopted FIN 48 on the first day of the current fiscal year. As a result of the implementation of FIN 48, during the first quarter of 2007, the Company recognized an increase of $1.0 million in the liability for unrecognized tax benefits that was accounted for as a decrease to opening retained earnings. As of the date of adoption and after the impact of recognizing the increase in liability noted above, the Company’s unrecognized tax benefits totaled $2.6 million. Included in the balance at the date of adoption are $2.0 million of unrecognized tax benefits that if recognized, would affect the annual effective income tax rate. At November 3, 2007, there have been no material changes to these balances.

The Company files a consolidated federal income tax return and numerous consolidated and separate income tax returns in many state and local jurisdictions. During the third quarter, the Internal Revenue Service concluded the examination of our consolidated federal income tax return for the tax years 2005 and 2006. The results had no material impact on our Consolidated Statements of Operations. The tax years 2002 through 2006 remain open to examination by the various major taxing jurisdictions to which we are subject. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense, which is a continuation of the Company’s historical accounting policy. Approximately $0.4 million in potential interest and penalties is included as a component of the $2.6 million at both the date of adoption and at November 3, 2007. The Company anticipates that approximately $0.3 million of unrecognized foreign tax benefits will be recognized prior to November 3, 2008 as a result of the expiration of the statute of limitations. The Company does not anticipate that any other unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of the statute of limitations.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – SUBSEQUENT EVENTS

On November 9, 2007, Finlay Jewelry completed the acquisition of Bailey Banks & Biddle. Bailey Banks & Biddle operates a chain of 70 stand-alone retail stores in 24 states with a focus on the luxury market, offering jewelry and watches under high-end name brands. The purchase price of $200 million was financed through borrowings under the New Revolving Credit Facility, a $550.0 million senior secured line of credit, which replaced our existing Revolving Credit Facility. A post closing inventory adjustment of $26.0 million was also financed through borrowings under the New Revolving Credit Facility in November 2007.

The New Revolving Credit Facility consists of (i) a $512,500,000 Tranche A revolving credit facility, which from November 9, 2007 through January 1, 2009 bears interest at a floating rate equal to a margin of 0.25% over the Index Rate (defined below) or 2.00% over the London Interbank Offered Rate (LIBOR), subject to adjustment under various circumstances and (ii) a $37,500,000 Tranche B revolving credit facility which bears interest at a floating rate equal to a margin of 2.75% over the Index Rate or 4.50% over the London Interbank Offered Rate. The Index Rate is equal to the higher of (i) the federal funds rate plus 0.50 basis points and (ii) the publicly quoted rate published by The Wall Street Journal as the “prime rate”. After January 1, 2009, the loans under the Tranche A revolving credit facility will bear interest in accordance with a graduated pricing matrix based on the average excess availability under the revolving credit facility for the previous quarter. The term of the New Revolving Credit Agreement is five-years, subject to earlier termination upon the occurrence of certain events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is organized as follows:

•	Executive Overview – This section provides a general description of our business and a brief discussion of the opportunities, risks and uncertainties that we focus on in the operation of our business.

•	Results of Operations – This section provides an analysis of the significant line items on the Consolidated Statements of Operations.

•	Liquidity and Capital Resources – This section provides an analysis of liquidity, cash flows, sources and uses of cash, contractual obligations and financial position.

•	Seasonality – This section describes the effects of seasonality on our business.

•
Critical Accounting Policies and Estimates – This section addresses those accounting policies that are considered important to our financial condition and results of operations, and require us to exercise subjective or complex judgments in their application. All of our significant accounting policies, including critical accounting policies, are summarized in Note 2 of Notes to the Consolidated Financial Statements included in our Form 10-K.

•
Special Note Regarding Forward-Looking Statements – This section provides cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause actual results to differ materially from our historical results or current expectations or projections.

This MD&A has been updated for the purpose of reclassifying our financial statements for stores which have been treated as discontinued operations during 2006 and 2007.

In May 2005, Finlay Jewelry completed the acquisition of Carlyle. The purchase price was approximately $29.0 million plus transaction fees and the assumption of $17.1 million of debt. The transaction was financed with additional borrowings under the Revolving Credit Facility.

In November 2006, Finlay Jewelry completed the acquisition of Congress. The purchase price was $6.0 million plus transaction fees and the assumption of $10.0 million of debt. The transaction was financed with additional borrowings under the Revolving Credit Facility. Congress’ results of operations are included in the accompanying Consolidated Statements of Operations since the date of acquisition.

On November 9, 2007, Finlay Jewelry completed the acquisition of Bailey Banks & Biddle. Bailey Banks & Biddle operates a chain of 70 stand-alone retail stores in 24 states with a focus on the luxury market, offering jewelry and watches under high-end name brands. The purchase price of $200 million was financed through borrowings under the New Revolving Credit Facility, which replaced the existing Revolving Credit Facility. The New Revolving Credit Agreement matures in November 2012. A post closing inventory adjustment of $26.0 million was also financed through borrowings under the New Revolving Credit Facility in November 2007.

Executive Overview

Our Business

We are one of the leading retailers of fine jewelry in the United States and primarily operate licensed fine jewelry departments in major department stores where we sell a broad selection of moderately priced jewelry, with an average sales price of approximately $248 per item. We also operate stand-alone jewelry stores which sell luxury priced jewelry, with an average sales price of approximately $1,400 per item. We have two operating segments – department store based fine jewelry departments and stand-alone jewelry stores. As of November 3, 2007, we operated a total of 729 locations, including 691 department store based fine jewelry departments in ten host store groups, in 40 states and the District of Columbia, as well as 33 Carlyle specialty jewelry stores in nine states, located principally in the southeastern United States and five Congress specialty jewelry stores in southwest Florida.

Our primary focus is to offer desirable and competitively priced products, to offer a breadth of merchandise assortments and to provide superior customer service. Our ability to quickly identify emerging trends and maintain strong relationships with vendors has enabled us to present quality assortments in our showcases.

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

We measure ourselves against key financial measures that we believe provide a well-balanced perspective regarding our overall financial success. Those benchmarks are as follows, together with an explanation of how they are computed:

•
Diluted earnings per share (net income divided by weighted average shares outstanding and share equivalents included to the extent they are dilutive) which is an indicator of the returns generated for our shareholders;

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

Third Quarter Highlights

Total sales were $141.9 million for the thirteen weeks ended November 3, 2007 compared to $136.4 million for the thirteen weeks ended October 28, 2006, an increase of 4.1%. Total sales for the third quarter of 2007 included $23.6 million of sales generated by our stand-alone jewelry stores compared to $19.0 million in the third quarter of 2006, an increase which primarily relates to the acquisition of Congress in November 2006. Comparable store sales increased 1.6%. Gross margin increased by $0.7 million compared to the same period in 2006, and, as a percentage of sales, gross margin, decreased by 1.3% to 45.1% from 46.4%. The decrease in gross margin, as a percentage of sales, relates to a change in the mix of sales with higher sales in the designer and watch categories which have lower margins than other categories, increased volume from the stand-alone jewelry division at lower gross margins, as well as higher gold prices. SG&A increased by $1.6 million as compared to the prior year period, and, as a percentage of sales, SG&A decreased by 0.8%, from 49.5% to 48.7%, primarily relating to lower administrative costs at our corporate office.

Borrowings under the Revolving Credit Facility increased by $56.7 million at November 3, 2007 compared to October 28, 2006, which reflects additional borrowings of approximately $49.9 million as a result of the retirement of the Gold Consignment Agreement as well as the approximately $16.0 million impact of the Congress acquisition. Maximum outstanding borrowings during the thirty-nine weeks ended November 3, 2007 were $139.3 million, at which point the available borrowings under the Revolving Credit Facility were an additional $131.6 million.

Opportunities

An important initiative and focus of management is developing opportunities for our growth. We consider it a high priority to identify new businesses that offer growth, financial viability and manageability and will have a positive impact on shareholder value.

With the November 2007 acquisition of Bailey Banks & Biddle, a premier luxury brand, we will have a significantly higher portion of our business dedicated to the high-end sector. We currently project that Bailey Banks & Biddle will generate $280.0 to $300.0 million in revenue in fiscal 2008, the first full fiscal year of operation following the acquisition. The Bailey Banks & Biddle stand-alone jewelry stores provide us with a national presence in addition to further diversifying our revenue stream between the department store based fine jewelry business and the stand-alone jewelry store business.

We believe that current trends in jewelry retailing provide a significant opportunity for growth. Consumers spent approximately $63.0 billion on jewelry (including both fine jewelry and costume jewelry) in the United States in calendar year 2006, an increase of approximately $22.0 billion over 1996, according to the United States Department of Commerce. Our management believes that greater disposable income in the United States population in general has contributed to the growth of the fine jewelry retailing industry. Our management also believes that jewelry consumers today increasingly perceive fine jewelry as a fashion accessory, resulting in purchases which augment gift and special occasion sales.

In November 2005, Finlay Jewelry signed new agreements with Macy’s for the Macy’s Midwest and Macy’s North divisions and amended the existing Macy’s Northwest and Macy’s South agreements, effective at the beginning of 2006. The agreements are subject to termination effective January 31, 2009, and cover 317 departments as of November 3, 2007. In addition to extending the term of the agreements, all non-compete provisions from the previous May contracts that required Finlay Jewelry to obtain May’s permission before opening a new department or store within a certain radius of a May store were eliminated. We believe that the elimination of this non-compete provision has provided Finlay Jewelry with the opportunity to expand its business, including its recent acquisitions, and continue to diversify beyond the traditional department store sector. These agreements have no impact on the Bloomingdale’s division whose license agreement, covering 34 departments, currently runs through January 30, 2010.

Growth opportunities exist with respect to opening departments within existing host stores that do not currently operate jewelry departments. For example, over the past three years, we have added over 30 departments in Dillard’s, Inc. (“Dillard’s”). During the thirty-nine weeks ended November 3, 2007, we opened four departments with Macy’s and two departments in Bloomingdale’s stores. We project opening one new Carlyle store at the end of the fourth quarter of 2007.

We will continue to seek to identify complementary businesses to leverage our core competencies in the jewelry industry, and to pursue the following key initiatives to further increase sales and earnings:

•	Increase comparable store sales;

•	Identify and acquire new businesses which diversify our existing businesses and provide additional growth opportunities;

•	Add locations within our existing department store based fine jewelry and stand-alone jewelry store businesses;

•	Add new host store relationships;

•	Capitalize on developing fashion trends and emerging merchandise categories;

•	Expand our most productive departments;

•	Continue to improve operating leverage; and

•	Continue to raise customer service standards.

Risks and Uncertainties

The risks and challenges facing our business include:

•	Dependence on or loss of certain host store relationships;

•	Host store consolidation; and

•	Substantial debt leverage.

As of November 3, 2007, we operated a total of 351 departments in five of Macy’s divisions, including 34 departments in the Bloomingdale’s division. These departments exclude the 194 departments either divested or phased into the Macy’s East or Macy’s West divisions during the first half of 2006. In 2006, we generated sales of approximately $105.9 million from these 194 departments.

In May 2006, the Company announced that Belk would not renew Finlay Jewelry’s license agreement due to Belk’s acquisition of a privately-held company that licensed fine jewelry departments in certain of the Belk stores. The termination of the license agreement, effective at the end of 2006, resulted in the closure of 75 departments. In 2006, we generated sales of approximately $51.9 million from the Belk departments. Further, as a result of Belk’s acquisition of Parisian from Saks in October 2006, the 33 Parisian departments closed in July 2007. In 2006, we generated sales of approximately $22.9 million from our Parisian departments.

During 2006, approximately 57.0% of our sales were generated by the departments operated in store groups owned by Macy’s (excluding the Macy’s departments that closed in 2006 and the departments in Lord & Taylor). A decision by Macy’s or certain of our other host store groups to terminate our existing relationships, to assume the operation of departments themselves or to close a significant number of stores, would have a material adverse effect on our business and financial condition.

We currently have a significant amount of debt. As of November 3, 2007, we had $200.0 million of debt outstanding under our Senior Notes. Additionally, at November 3, 2007, borrowings under the Revolving Credit Facility were $124.6 million. Subsequent to the Bailey Banks & Biddle acquisition, on November 9, 2007, our outstanding borrowings under the New Revolving Credit Facility were $347.3 million.

Results of Operations

 The following table sets forth operating results as a percentage of sales for the periods indicated. The discussion that follows should be read in conjunction with the following table:
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Statement of Operations Data:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	54.9	53.6	53.9	52.6
Gross margin	45.1	46.4	46.1	47.4
Selling, general and administrative expenses	48.7	49.5	48.0	48.8
Depreciation and amortization	2.5	2.7	2.4	2.5
Loss from operations	(6.1)	(5.8)	(4.3)	(3.9)
Interest expense, net	4.8	4.4	4.2	3.9
Loss from continuing operations before income taxes	(10.9)	(10.2)	(8.5)	(7.8)
Benefit for income taxes	(5.6)	(4.0)	(3.3)	(3.1)
Loss from continuing operations	(5.3)	(6.2)	(5.2)	(4.7)
Discontinued operations, net of tax	-	0.4	-	2.0
Net loss	(5.3)%	(5.8)%	(5.2)%	(2.7)%

Thirteen Weeks Ended November 3, 2007 Compared with Thirteen Weeks Ended October 28, 2006

Sales. Sales for the thirteen weeks ended November 3, 2007 totaled $141.9 million compared to $136.4 million for the thirteen weeks ended October 28, 2006. Sales include $118.3 million in sales from the department store based fine jewelry departments for the thirteen weeks ended November 3, 2007, which represented a 0.8% increase compared to the $117.4 million in sales for the thirteen weeks ended October 28, 2006. Sales also include $23.6 million in sales generated by our stand-alone jewelry stores in 2007 compared to $19.0 million in 2006, an increase which primarily relates to the acquisition of Congress in November 2006. Comparable store sales increased 1.6%.

During the thirteen weeks ended November 3, 2007, we opened five department store based fine jewelry departments. Additionally, during the thirteen weeks ended November 3, 2007, we closed one department store based fine jewelry department in Dillard’s. The openings were comprised of the following:

Store Group	Number of Locations
Dillard’s	2
Macy’s	1
Bloomingdale’s	1
Bon-Ton	1
Total	5

Gross margin. Gross margin increased by $0.7 million in the third quarter of 2007 compared to 2006. As a percentage of sales, gross margin decreased by 1.3% from 46.4% to 45.1%. The components of this net decrease in gross margin are as follows:

Component	%	Reason
Merchandise cost of sales	(1.7)%
Increase in cost of sales is due to the change in mix of sales with higher sales in the designer and watch categories which have lower margins than other categories, increased volume from the stand-alone jewelry division at lower gross margins as well as higher gold prices.

Other	0.4	Decreases in various other components of cost of sales.
Net decrease	(1.3)%

Selling, general and administrative expenses. The components of SG&A include payroll expense, license fees, rent expense, net advertising expenditures and other field and administrative expenses. SG&A dollars increased by $1.6 million as compared to the prior year. As a percentage of sales, SG&A decreased by 0.8% from 49.5% to 48.7%. The components of this net decrease in SG&A are as follows:

Component	%	Reason
License and lease fees	(0.1)%	Decrease is primarily due to the significantly lower rent structure for the stand-alone jewelry business, which represented a larger portion of total sales.
Other	(0.7)	Decrease is due to corporate office cost savings.
Net decrease	(0.8)%

Depreciation and amortization. Depreciation and amortization for both the 2007 and 2006 periods totaled approximately $3.6 million.

Interest expense, net. Interest expense increased by $0.7 million primarily as a result of higher average borrowings under the Revolving Credit Facility ($119.3 million in the 2007 period as compared to $75.4 million for the 2006 period). The additional borrowings, which occurred in the fourth quarter of 2006, were used to finance the termination of the Gold Consignment Agreement, which totaled $49.9 million, as well as to finance the acquisition of Congress, which totaled approximately $16.0 million. The weighted average interest rate on all outstanding borrowings was approximately 8.0% for the third quarter in 2007 compared with 8.2% for the comparable period in 2006.

 Benefit for income taxes. Under APB No. 28, “Interim Financial Reporting”, the effective tax rate is adjusted each quarter to reflect the estimated annual effective tax rate with certain limitations applying to the recognition of interim period tax benefits. At the end of the third quarter, with the inclusion of Bailey Banks & Biddle in the fiscal 2007 projections, the effective tax rate for the first nine months was 38.5%. Since the prior quarters had utilized a 29.6% effective tax rate, the resulting rate for the third quarter of 2007 was 51.6% compared to 39.5% for the third quarter of 2006.

Discontinued operations. Discontinued operations for the thirteen weeks ended October 28, 2006 includes the results of operations of the 33 Parisian departments, which closed in July 2007, and the Belk departments that closed in January 2007. Sales related to these operations totaled $11.9 million for the thirteen weeks ended October 28, 2006. Gross margin related to the discontinued departments totaled $6.2 million, or 52.2% as a percentage of sales, for the thirteen weeks ended October 28, 2006. The net income from discontinued operations for the thirteen weeks ended October 28, 2006 was $0.5 million.

Net loss. Net loss of $7.5 million for the 2007 period compares to net loss of $7.9 million in the prior year period as a result of the factors discussed above.

Thirty-Nine Weeks Ended November 3, 2007 Compared with Thirty-Nine Weeks Ended October 28, 2006

Sales. Sales for the thirty-nine weeks ended November 3, 2007 totaled $452.8 million compared to $430.0 million in the prior period, an increase of $22.8 million, or 5.3%. Sales include $374.9 million in sales from the department store based fine jewelry departments for the thirty-nine weeks ended November 3, 2007, which represented a 0.4% increase compared to the $373.5 million in sales for the thirty-nine weeks ended October 28, 2006. Sales also include $77.9 million in sales generated by our stand-alone jewelry stores in 2007 compared to $56.5 million in 2006, for which the majority of the increase relates to the acquisition of Congress in November 2006. Comparable store sales increased 2.1%.

During the thirty-nine weeks ended November 3, 2007, we opened 15 department store based fine jewelry departments within existing host store groups. Additionally, during the thirty-nine weeks ended November 3, 2007, we closed 44 department store based fine jewelry departments. The openings were comprised of the following:

Store Group	Number of Locations
Bon-Ton	5
Dillard’s	4
Macy’s	4
Bloomingdale’s	2
Total	15

The closings were comprised of the following:

Store Group	Number of Locations	Reason
Parisian	33	Host store did not renew our license agreement.
Macy’s	4	Host store decision to close these locations.
Other	7	Department closings within existing host store groups.
Total	44

Our major merchandise categories include diamonds, gold, gemstones, watches and designer jewelry. With respect to the department store based fine jewelry departments in 2007 compared to 2006, watch sales increased $5.5 million, or 10.7%, and designer sales increased $4.4 million, or 11.8%, due primarily to increased consumer demand offset by a decrease in diamond sales of $5.6 million, or 5.9%.

Gross margin. Gross margin increased by $4.6 million in the thirty-nine weeks ended November 3, 2007 compared to 2006. As a percentage of sales, gross margin decreased by 1.3% from 47.4% to 46.1%. The components of this net decrease in gross margin are as follows:

Component	%	Reason
Merchandise cost of sales	(1.4)%
Increase in cost of sales is due to the change in mix of sales with higher sales in the designer and watch categories which have lower margins than other categories, increased volume from the stand-alone jewelry division at lower gross margins as well as higher gold prices.

LIFO	(0.3)
Increase in the LIFO provision is due to higher asset inventory levels associated with the conversion of gold inventory from consignment to asset at the end of 2006 as well as higher projected annual inflation rates.

Other	0.4	Decreases in various other components of cost of sales.
Net decrease	(1.3)%

Selling, general and administrative expenses. The components of SG&A include payroll expense, license fees, rent expense, net advertising expenditures and other field and administrative expenses. SG&A dollars increased $7.3 million, or 3.5%, primarily as a result of the addition of Congress. As a percentage of sales, SG&A decreased by 0.8% from 48.8% to 48.0%. The components of this net decrease in SG&A are as follows:

Component	%	Reason
License and lease fees	(0.4)%	Decrease is primarily due to the significantly lower rent structure for the stand-alone jewelry business, which represented a larger portion of total sales.
Payroll expense	0.3	Increase is due to the unfavorable leveraging of field payroll.
Other	(0.7)	Decrease is due to corporate office cost savings, including staff reductions, as well as corporate office severance in the prior year period.
Net decrease	(0.8)%

Depreciation and amortization. Depreciation and amortization for both the 2007 and 2006 periods totaled approximately $10.9 million.

Interest expense, net. Interest expense increased by $2.4 million primarily as a result of higher average borrowings under the Revolving Credit Facility ($106.5 million for the 2007 period as compared to $60.5 million for the 2006 period). The additional borrowings, which occurred in the fourth quarter of 2006, were used to finance the termination of the Gold Consignment Agreement, which totaled $49.9 million, as well as to finance the acquisition of Congress, which totaled approximately $16.0 million. The weighted average interest rate on all outstanding borrowings was approximately 7.9% for the thirty-nine weeks ended November 3, 2007 compared with 8.2% for the comparable period in 2006.

Benefit for income taxes. The income tax benefit for the thirty-nine weeks ended November 3, 2007 reflects an effective tax rate of 38.5% compared to 39.5% for the same period in the prior year, as discussed above.

Discontinued operations. Discontinued operations for the thirty-nine weeks ended November 3, 2007 and October 28, 2006 includes the results of operations of the 33 Parisian departments, which closed in July 2007, the Belk departments that closed in January 2007 as well as the Macy’s stores closed during the first half of 2006. Sales related to these operations totaled $9.8 million and $146.3 million for the thirty-nine weeks ended November 3, 2007 and October 28, 2006, respectively. Gross margin related to the discontinued departments totaled $4.3 million, or 43.3% as a percentage of sales, for the thirty-nine weeks ended November 3, 2007 and $70.3 million, or 48.1% as a percentage of sales, for the thirty-nine weeks ended October 28, 2006. The net income from discontinued operations for the thirty-nine weeks ended November 3, 2007 and October 28, 2006 was $0.2 million and $8.5 million, respectively.

Net loss. Net loss of $23.5 million for the 2007 period compares to net loss of $11.8 million in the prior year period as a result of the factors discussed above.

Liquidity and Capital Resources

Information about our financial position as of November 3, 2007 and February 3, 2007 is presented in the following table:

	November 3, 2007	February 3, 2007
	(in thousands)
Cash and cash equivalents	$2,905	$2,415
Short-term borrowings	124,572	45,876
Working capital	240,334	259,473
Long-term debt	200,000	200,000
Stockholders’ equity	99,954	122,229

Our primary capital requirements are funding working capital for new locations and growth of existing locations, as well as debt service obligations and license fees to host store groups, rent payments for the stand-alone jewelry stores, funding potential acquisitions, and, to a lesser extent, capital expenditures for opening new locations, renovating existing locations and information technology investments. For 2006, capital expenditures totaled $11.8 million and for 2007 are estimated to be approximately $12.0 to $13.0 million, including approximately $1.0 million for Bailey Banks & Biddle.

We currently expect to fund capital expenditure requirements as well as liquidity needs from a combination of cash, internally generated funds and borrowings under our New Revolving Credit Facility. We believe that our internally generated liquidity through cash flows from operations, together with access to external capital resources, will be sufficient to satisfy existing commitments and will provide adequate financing flexibility.

Cash flows provided from (used in) operating, investing and financing activities for the thirty-nine weeks ended November 3, 2007 and October 28, 2006 were as follows:

	Thirty-Nine Weeks Ended
	November 3, 2007	October 28, 2006
	(in thousands)
Operating activities	$(74,925)	$(97,430)
Investing activities	(9,086)	(9,881)
Financing activities	84,501	81,829
Net increase (decrease) in cash and cash equivalents	$490	$(25,482)

Our current priorities for the use of cash or borrowings, as a result of borrowings available under the New Revolving Credit Facility, are:

•	Investment in inventory and for working capital;

•	Strategic acquisitions;

•	Capital expenditures for new locations, expansions and remodeling of existing locations; and

•	Investments in technology.

Operating Activities

Operating cash outflows include payments to vendors for inventory, services and supplies, payments for employee payroll, license fees, rent and payments of interest and taxes. Net cash flows used in operating activities were $74.9 million and $97.4 million for the thirty-nine weeks ended November 3, 2007 and October 28, 2006, respectively.

Our principal operations involving licensed fine jewelry departments substantially preclude customer receivables, as our license agreements typically require host stores to remit sales proceeds for each month (without regard to whether such sales were cash, store credit or national credit card) to us approximately three weeks after the end of such month. Additionally, at the end of 2006, approximately 30% of our merchandise was held on consignment. Our working capital balance was $240.3 million at November 3, 2007, a decrease of $19.1 million from February 3, 2007.

The seasonality of our business causes working capital requirements, and therefore, borrowings under the Revolving Credit Facility and, beginning November 9, 2007, under the New Revolving Credit Facility, to reach their highest level in the months of October, November and December in anticipation of the year-end holiday season. Accordingly, we experience seasonal cash needs as inventory levels peak. Additionally, substantially all of our license agreements provide for accelerated payments during the months of November and December, which require the host store groups to remit to us 75% of the estimated months' sales prior to or shortly following the end of that month. These proceeds result in a significant increase in our cash, which is used to reduce our borrowings under the Revolving Credit Facility and, beginning November 9, 2007, under the New Revolving Credit Facility. Inventory levels at November 3, 2007 increased by $27.8 million, or 6.5%, as compared to February 3, 2007.

Investing Activities

Net cash used in investing activities, consisting primarily of payments for capital expenditures, was $9.0 million and $9.9 million for the thirty-nine weeks ended November 3, 2007 and October 28, 2006, respectively. Capital expenditures during each period related primarily to expenditures for opening new locations and renovating existing locations.

Financing Activities

Net cash provided from financing activities was $84.5 million for the thirty-nine weeks ended November 3, 2007, consisting primarily of proceeds from, and principal repayments on, the Revolving Credit Facility. Net cash provided from financing activities was $81.8 million for the thirty-nine weeks ended October 28, 2006.

Our Revolving Credit Agreement, which was replaced by the New Revolving Credit Agreement on November 9, 2007, provided us with a line of credit of up to $300.0 million to finance working capital needs. Amounts outstanding under the Revolving Credit Facility bore interest at a rate equal to, at our option, (i) the prime rate plus a margin ranging from zero to 0.25% or (ii) the adjusted Eurodollar rate plus a margin ranging from 1.25% to 2.0%, in each case depending on availability under our facility. The weighted average interest rate was 7.1% and 7.5% for the thirty-nine weeks ended November 3, 2007 and October 28, 2006, respectively.

Borrowings under the Revolving Credit Facility were $124.6 million at November 3, 2007, compared to $45.9 million at February 3, 2007 and $67.8 million at October 28, 2006. The average amounts outstanding under the Revolving Credit Facility were $106.5 million and $60.5 million for the thirty-nine weeks ended November 3, 2007 and October 28, 2006, respectively. The maximum amount outstanding for the thirty-nine weeks ended November 3, 2007 was $139.3 million, at which point the available borrowings were an additional $131.6 million. At November 3, 2007, we had letters of credit outstanding totaling $6.2 million, which guarantee various trade activities.

In May 2005, Finlay Jewelry completed the acquisition of Carlyle. The purchase price was approximately $29.0 million plus transaction fees and the assumption of debt. The transaction was financed with additional borrowings under the Revolving Credit Facility. In connection with the acquisition, Carlyle’s revolving credit facility totaling $17.1 million was terminated and paid in full at the closing. Since the date of the acquisition, Carlyle’s cash requirements have been funded under the Revolving Credit Facility and will continue to be funded under the New Revolving Credit Facility.

In November 2006, Finlay Jewelry completed the acquisition of Congress. The purchase price was $6.0 million plus transaction fees and the assumption of debt, and was financed with additional borrowings under the Revolving Credit Facility. Congress’ revolving credit facility totaling $10.0 million was terminated and paid in full at the closing. Since the date of acquisition, Congress’ cash requirements have been funded under the Revolving Credit Facility and will continue to be funded under the New Revolving Credit Facility.

On November 9, 2007, Finlay Jewelry completed the acquisition of Bailey Banks & Biddle. Bailey Banks & Biddle operates a chain of 70 stand-alone retail stores in 24 states with a focus on the luxury market, offering jewelry and watches under high-end name brands. The purchase price of $200 million was financed through borrowings under the New Revolving Credit Facility, a $550.0 million senior secured line of credit which replaced the existing Revolving Credit Facility. The New Revolving Credit Agreement matures in November 2012. A post closing inventory adjustment of $26.0 million was also financed through borrowings under the New Revolving Credit Facility in November 2007.

A significant amount of our operating cash flows will be used to pay interest with respect to the Senior Notes and amounts due under the Revolving Credit Facility, and beginning November 9, 2007 under the New Revolving Credit Facility. As of November 3, 2007, our outstanding borrowings were $324.6 million, which included a $200.0 million balance under the Senior Notes and a $124.6 million balance under the Revolving Credit Facility, compared to $267.8 million as of October 28, 2006.

The Revolving Credit Agreement, and, beginning November 9, 2007, the New Revolving Credit Agreement, and the Senior Notes each require that Finlay Jewelry comply with certain covenants. Finlay Jewelry was in compliance with its covenants as of November 3, 2007. We also expect Finlay Jewelry to be in compliance with all of its covenants during the balance of 2007. Because compliance is based, in part, on management’s estimates, and actual results can differ from those estimates, there can be no assurance that Finlay Jewelry will be in compliance with those covenants in the future or that Finlay Jewelry’s lenders will waive or amend any of the covenants should Finlay Jewelry be in violation thereof. However, we do believe the assumptions used are appropriate.

The New Revolving Credit Agreement contains customary covenants, including limitations on, or relating to, liens, indebtedness, investments, mergers, acquisitions, affiliate transactions, management compensation and the payment of dividends and other restricted payments. The only financial covenant is maintenance of a minimum of $30 million of availability under the facility. The indenture related to the Senior Notes contains restrictions relating to, among other things, the payment of dividends, redemptions or repurchases of capital stock, the incurrence of additional indebtedness, the making of certain investments, the creation of certain liens, the sale of certain assets, entering into transactions with affiliates, engaging in mergers and consolidations and the transfer of all or substantially all assets. Refer to Note 5 of Notes to the Consolidated Financial Statements.

We believe that, based upon current operations, anticipated growth and continued availability under the New Revolving Credit Facility, Finlay Jewelry will, for the foreseeable future, be able to meet its debt service and anticipated working capital obligations. No assurances, however, can be given that Finlay Jewelry’s current level of operating results will continue or improve or that Finlay Jewelry will continue to be able to meet its debt service and other obligations. The amounts required to satisfy the aggregate of Finlay Jewelry’s interest expense totaled $14.2 million and $12.1 million for the thirty-nine weeks ended November 3, 2007 and October 28, 2006, respectively.

Our long-term needs for external financing will depend on our rate of growth, the level of internally generated funds and our ability to continue obtaining substantial amounts of merchandise on advantageous terms, including consignment arrangements, with our vendors. As of November 3, 2007, $199.5 million of consignment merchandise from approximately 300 vendors was on hand as compared to $308.3 million at October 28, 2006. The decrease in consignment merchandise reflects the conversion of the majority of our gold consignment inventory to owned inventory at the end of 2006. For 2006, we had an average balance of consignment merchandise of $296.5 million.

The following table summarizes our contractual and commercial obligations which may have an impact on future liquidity and the availability of capital resources, as of November 3, 2007 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-Term Debt Obligations:
Senior Notes (due 2012)	$200,000	$-	$-	$200,000	$-
Interest payments on Senior Notes	83,750	16,750	33,500	33,500	-
Operating lease obligations (1)	33,746	7,426	10,792	7,666	7,862
Revolving Credit Agreement (due 2011) (2)	124,572	124,572	-	-	-
Employment agreements	5,915	5,463	452	-	-
Contractual bonuses (3)	862	690	172	-	-
Letters of credit	6,174	6,174	-	-	-
Total	$455,019	$161,075	$44,916	$241,166	$7,862

(1)	Represents future minimum payments under noncancellable operating leases as of February 3, 2007.
(2)	The above table excludes interest due under the Revolving Credit Agreement.
(3)	Represents a special bonus for four senior executives equal to 50% of the executives’ salary if employed by Finlay Jewelry on the dates specified in their respective employment agreements.

The operating leases included in the above table do not include contingent rent based upon sales volume, which amounted to approximately $63.7 million for the thirty-nine weeks ended November 3, 2007, or variable costs such as maintenance, insurance and taxes. Our open purchase orders are cancelable without penalty and are therefore not included in the above table. There were no commercial commitments outstanding as of November 3, 2007 other than as disclosed in the table above, nor have we provided any third-party financial guarantees as of or for the thirty-nine weeks ended November 3, 2007.

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

Seasonality

Our business is highly seasonal, with a significant portion of our sales and income from operations generated during the fourth quarter of each year, which includes the year-end holiday season. The fourth quarter of 2006 and 2005 accounted for an average of approximately 42.0% of our annual sales. We have typically experienced net losses in the first three quarters of our fiscal year. During these periods, working capital requirements have been funded by borrowings under the Revolving Credit Facility. Accordingly, the results for any of the first three quarters of any given fiscal year, taken individually or in the aggregate, are not indicative of annual results.

Inflation

The effect of inflation on our results of operations has not been material in the periods reported, except for the impact of LIFO discussed above.

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

Readers are cautioned not to unduly rely on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof or to reflect the occurrence of unanticipated events. In addition to the disclosure contained herein, readers should carefully review any disclosure of risks and uncertainties contained in other documents we file or have filed from time to time with the Commission. A complete discussion of forward-looking information and risk factors that may affect our future results, may be found in Item 1A – “Risk Factors”, included in our Form 10-K for the year ended February 3, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk through the interest rate on our borrowings under the Revolving Credit Facility, which has a variable interest rate. Based on the average amounts outstanding under the Revolving Credit Facility for 2006, a 100 basis point change (up or down) in interest rates would have resulted in a change (up or down) in interest expense of approximately $0.7 million in 2006. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. In addition, the majority of our borrowings are under fixed rate arrangements, as described in Note 5 of Notes to the Consolidated Financial Statements.

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

Changes in Internal Controls over Financial Reporting

Our management, with the participation of our CEO and CFO, also conducted an evaluation of our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended November 3, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there was no such change during the quarter ended November 3, 2007.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A – “Risk Factors” in our Form 10-K for the year ended February 3, 2007, which could materially affect our business, financial condition or future results. There have been no material changes in the risks faced by us as disclosed in our Form 10-K; however, the risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below sets forth information with respect to our repurchases of Common Stock during each month of the third quarter of 2007.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
August 5 – September 1, 2007	420	$3.21	-	-

September 2 – October 6, 2007	5,238	$4.06	-	-

October 7 – November 3, 2007	402	$4.81	-	-
Total	6,060	$4.05	-	-

(1)
We purchased 6,060 shares from certain executives for approximately $24,000 pursuant to our long-term incentive plan, to satisfy tax withholding obligations related to the issuance of Common Stock to the executives.

(2)
The Company’s stock repurchase program expired on September 30, 2005 and has not been renewed. No shares were repurchased by the Company during the third quarter of 2007 pursuant to a stock repurchase program.

Item 6. Exhibits

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated May 19, 2005, by and among Finlay Fine Jewelry Corporation, FFJ Acquisition Corp., Carlyle & Co. Jewelers, certain stockholders of Carlyle & Co. Jewelers and Russell L. Cohen (as stockholders' agent) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed May 25, 2005).

2.2(a)	Asset Purchase Agreement, dated September 27, 2007, by and among Zale Corporation, Zale Delaware, Inc., TXDC, L.P., Finlay Fine Jewelry Corporation and, for limited purposes, the Company.

2.2(b)
Letter Agreement, dated November 9, 2007, amending the Asset Purchase Agreement, dated September 27, 2007, by and among Zale Corporation, Zale Delaware, Inc., TXDC, L.P., Finlay Fine Jewelry Corporation and, for limited purposes, the Company.

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended January 28, 1995).

3.2	Amended and Restated By-Laws of the Company, dated as of December 4, 2007 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed December 10, 2007).

4.3(c)
Omnibus Agreement to Terminate Registration Rights Agreement and Stockholders’ Agreement, dated November 12, 2007, among the Company and David B. Cornstein and Arthur E. Reiner on behalf of certain stockholders (incorporated by reference to Exhibit 4.3(c) to the Company’s Current Report on Form 8-K filed November 16, 2007).

10.8(a)
Fourth Amended and Restated Credit Agreement, dated November 9, 2007, among Finlay Fine Jewelry Corporation, Carlyle & Co. Jewelers, L. Congress, Inc., the Company, General Electric Capital Corporation, individually and in its capacity as administrative agent, Wachovia Bank, N.A., individually and in its capacity as documentation agent, and certain other lenders and financial institutions parties thereto.

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

Date: December 13, 2007	FINLAY ENTERPRISES, INC.

	By:	/s/ Bruce E. Zurlnick
Bruce E. Zurlnick
Senior Vice President, Treasurer
and Chief Financial Officer
(As both a duly authorized officer of
registrant and as principal financial
officer of registrant)