Form 10-K
period 2008-02-02
FINLAY ENTERPRISES INC /DE
filed 2008-04-17
CIK 878731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended February 2, 2008 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _________ to __________

Commission file number: 0-25716

 FINLAY ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3492802
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

529 Fifth Avenue, New York, NY	10017
(Address of principal executive offices)	(Zip Code)

212-808-2800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common Stock, par value $0.01 per share	Name of each exchange on which registered The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on August 3, 2007 was $20,837,472 based on the closing price on the NASDAQ Global Market for the common stock on such date. The registrant does not have any nonvoting common equities.

As of April 14, 2008, there were 9,216,417 shares of common stock, par value $.01 per share, of the registrant outstanding.

Documents incorporated by reference:

Portions of the Company’s definitive Proxy Statement, in connection with its Annual Meeting to be held in June 2008, are incorporated by reference into Part III. The Company’s Proxy Statement will be filed within 120 days after February 2, 2008.

FINLAY ENTERPRISES, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED FEBRUARY 2, 2008

PART I

Item 1. Business

General Overview

Finlay Enterprises, Inc., a Delaware corporation (the “Company”, the “Registrant”, “we”, “us” and “our”), conducts business through its wholly-owned subsidiary, Finlay Fine Jewelry Corporation, a Delaware corporation, and its wholly-owned subsidiaries (“Finlay Jewelry”). References to “Finlay” mean, collectively, the Company and Finlay Jewelry. All references herein to “departments” refer to fine jewelry departments operated pursuant to license agreements with host stores and all references herein to “stand-alone jewelry stores” refer to our specialty jewelry stores.

Description of the Business

We manage our operations under two business segments: Licensed Department Store Based Fine Jewelry Departments and Stand-Alone Specialty Jewelry Stores, which consists of Bailey Banks & Biddle, Carlyle and Congress stores, as defined below. As of February 2, 2008, we operated a total of 793 locations, including 687 Finlay departments in ten host store groups in 40 states and the District of Columbia, as well as 106 stand-alone jewelry stores operating as 69 Bailey Banks & Biddle stores in 24 states, 32 Carlyle stores in nine states and five Congress stores located in southwest Florida.

 We are one of the leading retailers of fine jewelry in the United States. We operate licensed fine jewelry departments in major department stores for retailers such as Macy’s, Inc. (“Macy’s”) formerly known as Federated Department Stores, Inc., The Bon-Ton Stores, Inc. (the “Bon-Ton”) and Dillard’s, Inc. (“Dillard’s”). We sell a broad selection of moderately priced fine jewelry, including necklaces, earrings, bracelets, rings and watches, and market these items principally as fashion accessories with an average sales price of approximately $272 per item.

In November 2007, Finlay Jewelry completed its acquisition of substantially all of the assets and specified liabilities of the Bailey Banks & Biddle division of Zale Corporation, a chain of 70 stand-alone retail stores with a focus on the luxury market, offering jewelry and watches under high-end name brands, with an average selling price of approximately $1,200 per item and an average store size of approximately 3,950 square feet. With the November 2007 acquisition of Bailey Banks & Biddle, we will have a significantly larger portion of our business dedicated to the high-end sector. The Bailey Banks & Biddle stand-alone jewelry stores provide us with a national presence in addition to further diversifying our revenue stream between the department store based fine jewelry business and the stand-alone jewelry store business.

For over 175 years, Bailey Banks & Biddle has combined classic jewelry with contemporary designs, offering a compelling shopping environment for the high-end luxury consumer. Bailey Banks & Biddle stores are among the preeminent jewelers in their markets. They carry both exclusive and recognized branded and designer merchandise selections to appeal to the more affluent customer. The Bailey Banks & Biddle merchandise assortments focus on diamonds, precious gemstones, gold and branded designer jewelry, which is complemented by an extensive assortment of prestige watch brands and giftware.

In conjunction with the Bailey Banks & Biddle acquisition, Finlay Jewelry’s revolving credit agreement with General Electric Capital Corporation (“G.E. Capital”) and certain other lenders was amended and restated (the “Revolving Credit Agreement”) in November 2007. The Revolving Credit Agreement, which matures in November 2012, provides Finlay Jewelry with a senior secured revolving line of credit up to $550.0 million (the “Revolving Credit Facility”).

In November 2006, Finlay Jewelry completed the acquisition of L. Congress, Inc. (“Congress”), a privately-owned regional chain of five jewelry stores located in southwest Florida, with annual sales of approximately $23.0 million in 2007 and a focus on the luxury market. The average sales price per item was $1,800 in 2007 with an average store size of approximately 4,000 square feet.

In May 2005, Finlay Jewelry completed the acquisition of Carlyle & Co. Jewelers (“Carlyle”). Carlyle currently operates 32 specialty jewelry stores located primarily in the southeastern United States under the Carlyle & Co., J.E. Caldwell & Co. and Park Promenade trade names, which sell luxury priced jewelry with an average sales price of approximately $1,200 per item. The Carlyle stores are principally located in shopping malls and lifestyle centers and focus on the designer and high-end jewelry markets. Average sales per store were $3.2 million in 2007 and the average size of a store is approximately 2,100 square feet. Carlyle generated sales of approximately $103.4 million in 2007.

   In 2007, our department store based fine jewelry sales comprised 73% of our total sales. Our largest host store relationship is with Macy’s, for which we have operated departments since 1983. As a result of Macy’s corporate restructuring initiatives, 194 departments were either divested or phased into existing Macy’s divisions in 2006. Total sales generated from these departments in 2006 were approximately $105.9 million. Macy’s announced further corporate restructuring initiatives in February 2008, which will result in the loss of 94 departments at the end of 2008. Total sales generated from these departments in 2007 were approximately $120.0 million. In March 2008, Macy's signed a two-year extension of Finlay Jewelry’s license agreement through January 29, 2011, for Macy’s Central, the newly-merged divisions of Macy's Midwest and Macy’s South, which will consist of 222 departments. The agreement has no impact on the Bloomingdale’s division whose license agreement covering 34 departments, currently runs through January 30, 2010. As of February 2, 2008, we operated a total of 350 departments in five of Macy’s eight divisions (including Bloomingdale’s) which accounted for $438.6 million or 52% of our total sales in 2007. We expect that Macy’s will comprise approximately 43% and 36% of our total sales over the next two years (after factoring in projected full year results for Bailey Banks & Biddle and the loss of the two Macy’s groups in 2009).

In October 2006, Macy’s sold its Lord & Taylor division to NRDC Equity Partners LLC (“NRDC”). In February 2008, we received notification from NRDC that Finlay Jewelry’s license agreement would not be renewed upon expiration on January 31, 2009, and Finlay Jewelry will close a total of 47 Lord & Taylor departments at the end of 2008. In 2007, the Lord & Taylor departments generated approximately $44.0 million in sales.

In May 2006, the Company announced that Belk, Inc. (“Belk”) would not renew Finlay Jewelry’s license agreement due to Belk’s acquisition of a privately-held company that licensed fine jewelry departments in certain of the Belk stores. The termination of the license agreement, effective at the end of 2006, resulted in the closure of 75 departments. In 2006, we generated sales of approximately $51.9 million from the Belk departments. Further, as a result of Belk’s acquisition of Parisian from Saks Incorporated (“Saks”) in October 2006, 33 Parisian departments closed in July 2007. In 2007 and 2006, we generated sales of approximately $9.8 million and $22.8 million, respectively, from our Parisian departments.

Finlay Jewelry was initially incorporated on August 2, 1985 as SL Holdings Corporation (“SL Holdings”), and the Company was incorporated on November 22, 1988. In connection with a reorganization transaction in 1988, SL Holdings changed its name to Finlay Fine Jewelry Corporation and became a wholly-owned subsidiary of the Company. Additionally, in connection with the Carlyle and Congress acquisitions, each became a wholly-owned subsidiary of Finlay Jewelry. Upon acquisition, Bailey Banks & Biddle became an unincorporated division of Finlay Jewelry. We are a holding company and have no operations of our own. Our primary asset is the common stock of Finlay Jewelry, which conducts all of our operations. Our principal executive offices are located at 529 Fifth Avenue, New York, New York 10017 and our telephone number at this address is (212) 808-2800.

Our fiscal year ends on the Saturday closest to January 31. References to 2008, 2007, 2006, 2005, 2004 and 2003 relate to the fiscal years ending or ended on January 31, 2009, February 2, 2008, February 3, 2007, January 28, 2006, January 29, 2005 and January 31, 2004, respectively. Each of the fiscal years includes 52 weeks except 2006, which includes 53 weeks.

Overview of Operations

Licensed Department Store Based Fine Jewelry Departments. In connection with our licensed fine jewelry departments operation, we sell a broad selection of moderately priced fine jewelry, including necklaces, earrings, bracelets, rings and watches, and market these items principally as fashion accessories with an average sales price of approximately $272 per item.

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

We have established separate group service organizations responsible for managing departments operated for each host store. Staffing for each group service organization varies with the number of departments in each group. Typically, we service each host store group with a group manager, an assistant group manager or director of stores, one merchandise manager, one operations manager, one human resources manager, three or more regional supervisors who oversee the individual department managers and a number of clerical employees. Each group manager reports to one of two regional vice presidents.

As a result of our strong relationships with our vendors, our management believes that our working capital requirements are lower than those of many other jewelry retailers. At the end of 2007, approximately 25% of our merchandise was held on consignment. The use of consignment merchandise also reduces our inventory exposure to changing fashion trends because unsold consigned merchandise can be returned to the vendor.

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

We had average sales per linear foot of approximately $11,000 over the past three years. We determine average sales per linear foot by dividing our sales by the aggregate estimated measurements of the outer perimeters of the display cases of our departments. We had average sales per department of approximately $891,000, $928,000 and $924,000 in 2007, 2006 and 2005, respectively.

Stand-Alone Specialty Jewelry Stores. Our stand-alone jewelry stores, comprised of Bailey Banks & Biddle, Carlyle and Congress, are luxury jewelry stores offering compelling shopping environments for the high-end consumer. Our stand-alone jewelry stores carry exclusive and recognized branded and designer merchandise selections and merchandise assortments with a focus on watches, gold, designer jewelry, diamonds and precious gemstones, complemented by an assortment of giftware.

Our stores strive to provide their customers with a premier shopping experience by utilizing knowledgeable, professional and well-trained sales associates, marketing programs designed to promote customer awareness of their merchandise assortments and extending credit to their customers through their credit card programs.

Advertising. With respect to our licensed department store based fine jewelry business, we promote our products primarily through four-color direct mail catalogs using targeted mailing lists developed by our host stores, and newspaper advertising. We maintain an in-house advertising staff responsible for preparing the majority of our advertisements and for coordinating the finished advertisements with our host stores. We also participate in the majority of our host stores’ promotional activities including direct mail postcards and coupons. The majority of our license agreements require us to expend certain specified minimum percentages of the respective department’s annual sales on advertising and promotional activities. With respect to our stand-alone jewelry stores, products are promoted through direct mail, outdoor and regional print advertising and sponsorships.

Inventory Loss Prevention and Insurance. We undertake substantial efforts to safeguard our merchandise from loss or theft, including the installation of safes and lockboxes at each location and the taking of a daily diamond inventory count. Additionally, with respect to our stand-alone jewelry stores, each store has a sophisticated security system in place. During 2007, inventory shrinkage amounted to approximately 0.4% of sales. We maintain insurance covering the risk of loss of merchandise in transit or on our premises (whether owned or on consignment) in amounts that management believes are reasonable and adequate for the types and amounts of merchandise we offer for sale.

Industry

Consumers spent approximately $65.0 billion on jewelry (including both fine and costume jewelry) in the United States in 2007, an increase of approximately $24.0 billion over 1997, according to the United States Department of Commerce. Our management believes that greater disposable income in the United States population in general has contributed to the growth of the fine jewelry retailing industry. Our management also believes that jewelry consumers today increasingly perceive fine jewelry as a fashion accessory, resulting in purchases which augment our gift and special occasion sales.

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

Strategies

Growth Strategy. We intend to continue to pursue the following key initiatives to increase sales and earnings:

•
Increase Comparable Store Sales in our Licensed Departments and Stand-Alone Specialty Jewelry Stores. Increasing comparable store sales (sales from locations open for the same months during the comparable period) is part of our long-term growth plan. In our department store based fine jewelry departments, our merchandising and marketing strategy includes emphasizing key merchandise items, increasing focus on holiday and event-driven promotions, participating in host store marketing programs and positioning our departments as “destination locations” for fine jewelry. Over the past decade, we have generally experienced comparable store sales increases and have consistently outperformed our host store groups with respect to these increases.

•
Open New Channels of Distribution. An important initiative and focus of management is developing opportunities for our growth. We consider it a high priority to identify new businesses, such as additional regional jewelry chains that offer growth, financial viability and manageability that will have a positive impact on shareholder value.

•
Add New Stand-Alone Specialty Jewelry Stores.   Opening new stand-alone specialty stores is part of our long-term growth plan. In November 2007, Finlay Jewelry completed its acquisition of substantially all of the assets and specified liabilities of the Bailey Banks & Biddle division of Zale Corporation, a chain of 70 stand-alone retail stores in 24 states with a focus on the luxury market, offering jewelry and watches under high-end name brands. In 2008, we plan on opening four Carlyle stores and two Bailey Banks & Biddle stores.

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

•
Enhance Customer Service Standards and Strengthen Selling Teams. We are continuously developing and evaluating our selling teams. One of our priorities is to effectively manage personnel at our store locations, as they are the talent driving our business at the critical point of sale. We place strong emphasis on training and customer service. We have expanded our interactive, web-based training programs in recent years to provide our associates with a uniform training experience. In order to further our goals of optimizing service levels and driving sales growth, we provide incentives to our sales associates in the form of performance-based compensation and recognition.

       Merchandising Strategy. In our licensed department store based fine jewelry departments, we seek to maximize sales and profitability through a unique merchandising strategy known as the “Finlay Triangle”, which integrates store management (including host store management and our store group management), vendors and our central office. By coordinating efforts and sharing access to information, each Finlay Triangle participant plays a role which emphasizes its area of expertise in the merchandising process, thereby increasing productivity. Our advertising initiatives and promotional planning are closely coordinated with both host store management and our store group management to ensure the effective use of our marketing programs. Vendors participate in the decision-making process with respect to merchandise assortment, including the testing of new products, marketing, advertising and stock levels. In this way, opportunities are created for the vendor to assist in identifying fashion trends thereby improving inventory turnover and profitability, both for the vendor and us. As a result, our management believes it capitalizes on economies of scale by centralizing certain activities, such as vendor selection, advertising and planning, while allowing store management the flexibility to implement merchandising programs tailored to the host store environments and clientele.

We have structured our relationships with vendors to encourage sharing of responsibility for marketing and merchandise management. We furnish to vendors, through on-line access to our information systems, the same sales, stock and gross margin information that is available to our store group management and central office for each of the vendor’s styles in our merchandise assortment. Using this information, vendors are able to participate in decisions to replenish inventory which has been sold and to return or exchange slower-moving merchandise. Our management believes that the access and input which vendors have in the merchandising process results in a better assortment, more timely replenishment, higher turnover and higher sales of inventory.

Since many of the host store groups in which we operate differ in fashion image and customer demographics, our flexible approach to merchandising is designed to complement each host store’s own merchandising philosophy. We emphasize a “fashion accessory” approach to fine jewelry and watches, and seek to provide items that coordinate with the host store’s fashion focus as well as to maintain stocks of traditional and gift merchandise.

        The merchandising strategy for our stand-alone jewelry stores is built around their customer profiles and partnerships with suppliers. Through analysis of customer demographics, fashion trends, industry trends and vendor and store management recommendations, we seek to maximize sales and profitability by merchandising to the customer tastes within the geographic areas in which the stores operate.

Store Relationships

Department Store Based Fine Jewelry Relationships. The following table identifies the host store groups in which we operated department store based fine jewelry departments at February 2, 2008, the year in which our relationship with each host store group commenced and the number of departments operated by us in each host store group.

Host Store Group	Inception of Relationship		Number of Departments

Macy’s
Macy’s South	1983		123
Macy’s Midwest	1992	*	99
Macy’s Northwest (1)	1993		37
Macy’s North (1)	1997	*	57
Subtotal Macy’s			316
Bloomingdale’s	2000		34
Total Macy’s Departments				350

Bon-Ton
The Bon-Ton/Elder-Beerman...	1986		78
Carson Pirie Scott/Bergner’s/Boston Store/Younkers/Herberger’s	1977		85
Total Bon-Ton Departments				163

Other Departments
Gottschalks	1969		38
Lord & Taylor (1)	1978	*	47
Dillard’s	1997		89
Total Other Departments				174
Total Departments				687

* Represents the year in which our relationship began with the host store group previously owned by May.
(1) Finlay Jewelry will close 94 Macy’s departments and 47 Lord & Taylor departments at the end of 2008.

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

Our stand-alone jewelry stores maintain private label credit card programs that are managed by third-parties. We have no liability to the card issuer for bad debt expense, provided that purchases are made in accordance with the issuing banks’ procedures. Our stand-alone jewelry stores’ credit programs are intended to complement their overall merchandising and marketing strategy by encouraging larger and more frequent sales and by offering credit card holders special offers and advance notice of in-store sales events. During 2007, such private label credit card purchases accounted for approximately 27% of our stand-alone store sales.

Locations Opened/Closed. During 2007, location openings offset by closings resulted in a net increase of 35 locations. The openings, which totaled 86 locations, included 15 Finlay departments within existing host store groups, and 71 specialty jewelry stores primarily as a result of the acquisition of Bailey Banks & Biddle in November 2007. The closings totaled 51 locations, including 48 Finlay departments and three specialty jewelry stores. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-2007 Compared with 2006”.

The following table sets forth data regarding the number of locations which we have operated from the beginning of 2003.

	Fiscal Year Ended
	Feb. 2, 2008	Feb. 3, 2007	Jan. 28, 2006	Jan. 29, 2005	Jan. 31, 2004
Locations:
Open at beginning of year	758	1,009	962	972	1,011
Opened during year	86	33	62	28	32
Closed during year	(51)	(284)	(15)	(38)	(71)
Open at end of year	793	758	1,009	962	972
Net increase (decrease)	35	(251)	47	(10)	(39)

This data has not been restated to exclude discontinued operations. Refer to “Selected Consolidated Financial Data” which provides the number of locations at each year end, as restated for discontinued operations. For the years presented in the table above, closings were primarily attributable to: ownership changes in host store groups; internal consolidation within host store groups; the closing or sale by host store groups of individual stores; host store group decisions to consolidate with one licensee or to operate departments themselves; and our decision to close unprofitable locations. To our management’s knowledge, none of the department closings during the periods presented in the table above resulted from dissatisfaction of a host store group with our performance.

Products and Pricing

Each of our locations offers a broad selection of necklaces, earrings, bracelets, rings and watches. Other than watches, substantially all of the fine jewelry items sold by us are made from precious metals and many also contain diamonds or colored gemstones. We also provide jewelry and watch repair services. We do not carry costume or gold-filled jewelry. Specific brand identification is generally not important within the fine jewelry business, except for watches and designer jewelry. The department store based fine jewelry departments emphasize brand name vendors, including Citizen, Bulova, Movado and Seiko with respect to watches. The Bloomingdale’s store group emphasizes designer jewelry including David Yurman, John Hardy, Phillipe Charriol, Roberto Coin and Judith Ripka. The stand-alone jewelry stores emphasize designer jewelry and, for the Carlyle and Congress stores, the Rolex brand.

        The department store based fine jewelry departments sell merchandise at prices generally ranging from $100 to $1,000. In 2007, the average price of items sold by these departments was approximately $272 per item. An average department has over 5,000 items in stock. Many of our license agreements with host store groups restrict us from selling certain types of merchandise or, in some cases, selling particular merchandise below certain price points. In 2007, the average price of items sold by our stand-alone jewelry stores was approximately $1,300, with these stores carrying, on average, approximately 3,000 to 4,000 items in stock.

Consistent with fine jewelry retailing in general, a substantial portion of our department store based fine jewelry sales are made at prices discounted from listed retail prices. Our advertising and promotional planning are closely coordinated with our host store’s marketing efforts. A substantial portion of our sales occur during publicized sales events. The amount of time during which merchandise may be offered at discount prices is limited by applicable laws and regulations. See “Legal Proceedings”.

Purchasing and Inventory

A key element of our strategy has been to lower the working capital investment required for operating our existing locations and opening new locations. At the end of 2007, our net investment in inventory (i.e., the total cost of inventory owned and paid for) was approximately 64% of the total cost of our on-hand merchandise. At the end of 2007, approximately 25% of our merchandise was held on consignment and certain additional inventory had been purchased with extended payment terms. We are generally granted exchange privileges which permit us to return or exchange unsold merchandise for new products at any time. In addition, we structure our relationships with vendors to encourage their participation in and responsibility for merchandise management. By making the vendor a participant in our merchandising strategy, we create opportunities for the vendor to assist in identifying fashion trends, thereby improving inventory turnover and profitability. As a result, our direct capital investment in inventory is at a level which we believe is low for the retail jewelry industry. In addition, this strategy reduces our inventory exposure to changing fashion trends because unsold consignment merchandise can be returned to the vendor.

In 2007, approximately 43.3% of sales were generated by merchandise obtained from our ten largest vendors and approximately 6.7% of sales were generated by merchandise obtained from our largest vendor.

Personnel and Training

We consider our employees an important component of our operations and devote substantial resources to training and improving the quality of sales and management personnel.

As of the end of 2007, we regularly employed approximately 7,300 people of which approximately 95% were regional and local sales and supervisory personnel with the balance employed in administrative or executive capacities. Of our 7,300 employees, a substantial number are part-time employees, working less than 32 hours per week. Our labor requirements fluctuate because of the seasonal nature of our business. Our management believes that relations with our employees are good. Less than 1% of our employees are unionized.

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

Management Information and Inventory Control Systems

We use our management information systems to monitor sales, gross margin and inventory performance by location, merchandise category, style number and vendor. Using this information, we are able to monitor merchandise trends and variances in performance and improve the efficiency of our inventory management. Our merchandising and inventory control systems and point-of-sale systems have provided improved analysis and reporting capabilities. Additionally, we measure the productivity of our sales force by maintaining current statistics for each employee such as sales per hour, transactions per hour and transaction size.

Available Information

Our internet address is www.finlayenterprises.com. We make available free of charge on this Web site (under “SEC Filings”) our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “Commission”).

In addition, we provide, at no cost, paper or electronic copies of our reports and other filings made with the Commission. Requests should be directed to the Corporate Secretary at:

Finlay Enterprises, Inc.
529 Fifth Avenue
New York, NY 10017 - 4649

Our corporate governance guidelines and the charters for our Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee may also be found on our Web site at www.finlayenterprises.com under “Governance”. In addition, our Web site contains our Codes of Ethics, which apply to our directors, officers and employees.

The information on the Web site listed above is not and should not be considered part of this annual report on Form 10-K and is not incorporated by reference in this document. This Web site is only intended to be an inactive textual reference.

Item 1A. Risk Factors

Forward-Looking Information and Risk Factors that May Affect Future Results

Set forth below are certain important risks and uncertainties that could adversely affect our results of operations or financial condition and cause our actual results to differ materially from those expressed in the forward-looking statements made by us. See “Special Note Regarding Forward-Looking Statements” in Item 7 for additional risk factors.

The loss of our relationship with Macy’s, or significant store closures by our host store groups, would materially adversely affect our business.

       We operate licensed fine jewelry departments in major department stores and, as such, our business is substantially dependent on our relationships with our host store groups, especially Macy’s. A decision by Macy’s, or certain of our other host store groups, to terminate existing relationships, transfer the operation of some or all of their departments to a competitor, assume the operation of those departments themselves, or close a significant number of stores, would have a material adverse effect on our business and financial condition.

        In 2007, our department store based fine jewelry sales constituted 73% of our total sales, and approximately 52% of our total sales were generated by departments operated in store groups owned by Macy’s. As of February 2, 2008, we operated a total of 350 departments in five of Macy’s eight divisions. In February 2008, Macy’s announced corporate restructuring initiatives impacting three divisional changes including the consolidation of Macy's North into Macy's East, Macy's Northwest into Macy's West, and Macy's Midwest into Macy's South. The consolidation of Macy's North as well as that of Macy's Northwest, will result in the non-renewal of license agreements with Finlay Jewelry and the loss of 57 departments and 37 departments, respectively. In March 2008, Macy's signed a two-year extension of Finlay Jewelry’s license agreement for Macy’s Central (the newly-merged division of Macy's Midwest and Macy's South), which consists of 222 departments, through January 29, 2011. In 2007, the Macy's North and Macy's Northwest locations generated approximately $120.0 million in combined revenue for Finlay. The total revenue generated from all of the Macy's locations (including Bloomingdale’s) in 2007 was approximately $438.6 million.

        In February 2008, we received notification from NRDC that Finlay Jewelry’s license agreement for Lord & Taylor would not be renewed upon its expiration on January 31, 2009. Finlay Jewelry will close a total of 47 Lord & Taylor departments at the end of 2008. In 2007, the Lord & Taylor departments generated approximately $44.0 million in sales.

        In May 2006, the Company announced that Belk would not renew Finlay Jewelry’s license agreement due to Belk’s acquisition of a privately-held company that licensed fine jewelry departments in certain of the Belk stores. The termination of the license agreement, effective at the end of 2006, resulted in the closure of 75 departments. In 2006, we generated sales of approximately $51.9 million from the Belk departments. Further, in October 2006, Belk acquired Parisian from Saks. We operated 33 Parisian departments through August 4, 2007. In 2007 and 2006, we generated sales of approximately $9.8 million and $22.8 million, respectively, from our Parisian departments.

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

        Our business is highly seasonal, with a significant portion of our sales and income from operations generated during the fourth quarter of each year, which includes the year-end holiday season. We have typically experienced net losses in the first three quarters of our fiscal year. During these periods, working capital requirements have been funded by borrowings under our Revolving Credit Agreement. This pattern is expected to continue. A substantial decrease in sales during the fourth quarter, whether resulting from adverse weather conditions, natural disasters, supply chain problems or any other cause, would have a material adverse effect on our profitability and our financial condition.

        Our locations are heavily dependent on customer traffic and the continued popularity of our host stores and malls.

        The success of our licensed fine jewelry departments depends, in part, on the ability of host stores to generate customer traffic in their stores, and the continuing popularity of malls and department stores as shopping destinations. Customer traffic, sales volume and earnings may be adversely affected by economic slowdowns or adverse weather conditions in a particular geographic area, the closing of anchor tenants, or competition from retailers such as discount and mass merchandise stores and other department and specialty jewelry stores where we do not have locations.

        We may not be able to successfully identify, finance, integrate or make acquisitions outside of the licensed jewelry department business.

We may from time to time examine opportunities to acquire or invest in companies or businesses that complement our existing core business, such as the acquisition of Bailey Banks & Biddle in November 2007, Congress in November 2006 and Carlyle in May 2005. There can be no assurance that these acquisitions or any other future acquisitions by us will be successful or improve our operating results. In addition, our ability to complete acquisitions will depend on the availability of both suitable target businesses and acceptable financing. Any acquisitions may result in a potentially dilutive issuance of additional equity securities, the incurrence of additional debt or increased working capital requirements. Such acquisitions could involve numerous additional risks, including difficulties in the assimilation of the operations, products, services and personnel of any acquired company, diversion of our management's attention from other business concerns, and expansion into new businesses with which we may have no prior experience.

Our substantial debt and the terms of our debt instruments could adversely affect our business.

We currently have a significant amount of debt. As of February 2, 2008, we had $200.0 million of debt outstanding under our 8 3/8% Senior Notes due June 1, 2012 (the “Senior Notes”). Additionally, at February 2, 2008, borrowings under the Revolving Credit Agreement were $224.2 million and we had letters of credit outstanding totaling $6.2 million under our Revolving Credit Facility. During 2007, our average revolver balance was $146.7 million and we peaked in usage at $368.2 million, at which point the available borrowings were an additional $81.4 million. The excess availability was in addition to the $30.0 million minimum availability that we are required to maintain. Our high leverage could make us more vulnerable to general changes in the economy.

Our profitability depends, in part, upon our ability to continue to obtain substantial amounts of merchandise on consignment.

The willingness of vendors to enter into consignment arrangements may vary substantially from time to time based on a number of factors, including the type of merchandise involved, the vendors’ financial resources, interest rates, availability of financing, fluctuations in gem and gold prices, inflation, our financial condition and a number of other economic or competitive conditions in the jewelry business or generally.

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

The jewelry industry in general is affected by fluctuations in the prices of precious metals and precious and semi-precious stones. The availability and prices of gold, diamonds and other precious metals and precious and semi-precious stones may be influenced by cartels, political instability in exporting countries and inflation. Shortages of these materials or sharp changes in their prices could have a material adverse effect on our results of operations or financial condition. A significant change in prices of key commodities, including gold and diamonds, could adversely affect our business by reducing operating margins and impacting consumer demand if retail prices are increased significantly. Moreover, human rights issues in countries exporting diamonds and other precious gemstones may affect consumer demand for these products.

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

In 2007, approximately 43.3% of sales were generated by merchandise obtained from our ten largest vendors, and approximately 6.7% of sales were generated by merchandise obtained from our largest vendor. There can be no assurance that we can identify, on a timely basis, alternate sources of merchandise supply in the case of an abrupt loss of any of our significant suppliers. Additionally, we receive allowances from our vendors through a variety of programs and arrangements, including cooperative advertising. A significant reduction in the collection of such allowances may negatively impact our future gross margins and/or increase future selling, general and administrative expenses (“SG&A”), and may reduce future net income.

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

In the event that our distribution facilities were to shut down or otherwise become inoperable or inaccessible for any reason, we could incur higher costs and longer lead times to distribute merchandise to our stores during the time it takes to reopen or replace the affected facility.

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

 The Revolving Credit Agreement and the indenture relating to the Senior Notes contain restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. These covenants include limitations on, or relating to, liens, indebtedness, investments, mergers, acquisitions, affiliated transactions, management compensation and the payment of dividends and other restricted payments. As of February 2, 2008, we are in compliance with all of our covenants.

The future impact of legal and regulatory issues is unknown.

Our business is subject to government laws and regulations including, but not limited to, employment laws and regulations, state advertising regulations, quality standards imposed by federal law, and other laws and regulations. A violation or change of these laws could have a material adverse effect on our business, financial condition and results of operations. In addition, the future impact of litigation arising in the ordinary course of business may have an adverse effect on our financial results or reputation.

Our stand-alone jewelry store business could be adversely affected if it is unable to successfully negotiate favorable lease terms.

All of our stand-alone stores are leased with most having a term of ten years. Rent for those stores is a fixed minimum base plus, for certain of the stores, a percentage of store sales in excess of a specified threshold. We have generally been successful in negotiating leases for new stores and lease renewals. However, our stand-alone jewelry store business, financial condition and operating results could be adversely affected if we are unable to continue to negotiate favorable new and renewal lease terms.

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

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

The only real estate owned by us are Finlay’s central distribution facility, totaling 106,200 square feet located in Orange, Connecticut and Carlyle’s administrative office, totaling approximately 19,700 square feet located in Greensboro, North Carolina. In addition, we lease approximately 18,400 square feet at 521 Fifth Avenue, New York, New York, and 49,100 square feet at 529 Fifth Avenue, New York, New York for our executive, accounting, advertising, merchandising, information systems and other administrative functions. The leases for such space expire on September 30, 2008 but, in the case of the 529 Fifth Avenue leases, have been renewed through September 30, 2023. Generally, as part of our department store based fine jewelry license agreements, our host stores provide office space for our host store group management personnel free of charge. Congress’ 4,360 square foot administrative office is located in Bonita Springs, Florida, the lease for which expires on March 31, 2011.

At February 2, 2008, Bailey Banks & Biddle had a total of 69 leased stores, Carlyle had a total of 32 leased stores and Congress had five leased stores, which leases expire on various dates through 2017. Store leases are generally for a term of ten years. Rent for these stores is a fixed minimum base plus, for certain of the stores, a percentage of store sales in excess of a specified threshold.

Item 3. Legal Proceedings

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. As of April 14, 2008, we are not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our consolidated financial statements. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our consolidated financial statements.

Commonly in the retail jewelry industry, a substantial amount of merchandise is sold at a discount to the “regular” or “original” price. Our experience is consistent with this practice. A number of states in which we operate have regulations which require retailers who offer merchandise at discounted prices to offer the merchandise at the “regular” or “original” prices for stated periods of time. Our management believes we are in substantial compliance with all applicable legal requirements with respect to such practices.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $.01 per share (“Common Stock”), is traded on the NASDAQ Global Market under the symbol “FNLY”. The high and low sales prices for the Common Stock during 2007 and 2006 were as follows:

	Fiscal Year Ended
	February 2, 2008		February 3, 2007
	High	Low	High	Low

First Quarter	$9.91	$5.25	$11.02	$7.64
Second Quarter	6.53	4.57	11.30	6.70
Third Quarter	6.20	3.00	8.39	6.15
Fourth Quarter	5.34	0.90	9.64	6.78

We have never paid cash dividends on our Common Stock and we have no present intention to pay any cash dividends in the foreseeable future. Certain restrictive covenants in the indenture relating to Finlay Jewelry’s 8-3/8% Senior Notes, due June 1, 2012, having an aggregate principal amount of $200.0 million (the “Senior Notes”) and the Revolving Credit Agreement impose limitations on the payment of dividends by us (including Finlay Jewelry’s ability to pay dividends to us). Additionally, the Senior Notes and the Revolving Credit Agreement currently restrict the amount of annual distributions from Finlay Jewelry to us.

During 2007 and 2006, there were no cash dividends distributed by Finlay Jewelry to the Company.

As of April 14, 2008, there were 9,216,417 shares of Common Stock outstanding and approximately 30 record holders of the Common Stock, including holders who are nominees for an undetermined number of beneficial owners, estimated to be in excess of 500. The last reported sale price for the Common Stock on the NASDAQ Global Market on April 14, 2008 was $0.34.

Issuer Purchases of Equity Securities

The table below sets forth information with respect to our repurchases of Common Stock during each month of the fourth quarter of 2007.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
November 4 – December 1, 2007	-	$-	-	-

December 2, 2007 – January 5, 2008	-	$-	-	-

January 6 – February 2, 2008	40,802	$1.95	-	-
Total	40,802	$1.95	-	-

(1)
We purchased 40,802 shares from certain executives for approximately $0.1 million pursuant to our stock incentive plans, to satisfy tax withholding obligations related to the issuance of Common Stock to the executives.

(2)	The Company’s stock repurchase program expired on September 30, 2005 and has not been renewed. No shares were repurchased by the Company during the fourth quarter of 2007 pursuant to a stock repurchase program.

During 2007, we repurchased a total of 75,231 shares for approximately $264,000 pursuant to our stock incentive plans, to satisfy tax withholding obligations related to the issuance of Common Stock to certain executives.

Item 6. Selected Consolidated Financial Data

The selected consolidated financial information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto. As a result of the consolidation of certain of our host store groups and the loss of certain host store license agreements, the results of operations of the stores closed have been segregated from those of continuing operations, net of tax, and classified as discontinued operations for all periods presented. The statement of cash flows data and balance sheet data as of and for each of the years ended February 2, 2008, February 3, 2007, January 28, 2006, January 29, 2005 and January 31, 2004 have been derived from our audited Consolidated Financial Statements. The results of operations for 2007 include Bailey Banks & Biddle’s results of operations since the date of acquisition. The results of operations for 2006 include Congress’ results of operations since the date of acquisition. The results of operations for 2005 include Carlyle’s results of operations since the date of acquisition.

	Fiscal Year Ended (1)
	Feb. 2, 2008	Feb. 3, 2007	Jan. 28, 2006	Jan. 29, 2005	Jan. 31, 2004
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Sales	$835,892	$739,021	$689,495	$626,580	$613,901
Cost of sales	455,664	392,012	352,407	313,073	305,516
Gross margin (3)	380,228	347,009	337,088	313,507	308,385
Selling, general and administrative expenses	347,255	322,676	304,525	282,817	278,421
Credit associated with the closure of Sonab (4)	-	-	-	(364)	-
Depreciation and amortization	15,545	14,756	14,524	14,314	14,069
Impairment of goodwill (5)	3,009	-	77,288	-	-
Income (loss) from operations	14,419	9,577	(59,249)	16,740	15,895
Interest expense, net	30,586	23,377	21,801	20,517	21,769
Other expense (6)	-	-	79	9,090	-
Loss from continuing operations before
income taxes	(16,167)	(13,800)	(81,129)	(12,867)	(5,874)
Benefit for income taxes	(5,882)	(5,751)	(6,937)	(6,594)	(2,496)
Loss from continuing operations	(10,285)	(8,049)	(74,192)	(6,273)	(3,378)
Discontinued operations, net of tax (2)	236	12,457	18,456	22,298	11,788
Net income (loss)	$(10,049)	$4,408	$(55,736)	$16,025	$8,410

Net income (loss) per share applicable to common shares:
Basic and Diluted net income (loss) per share:
Loss from continuing operations	$(1.13)	$(0.89)	$(8.26)	$(0.72)	$(0.37)
Discontinued operations	0.03	1.38	2.05	2.55	1.30
Net income (loss)	$(1.10)	$0.49	$(6.21)	$1.83	$0.93

Weighted average number of shares and share equivalents outstanding (000’s):
Basic and Diluted	9,103	9,017	8,981	8,737	9,012

	Fiscal Year Ended (1)
	Feb. 2,2008	Feb. 3,2007	Jan. 28,2006	Jan. 29,2005	Jan. 31,2004
	(Dollars in thousands, except per share data)
Operating and Financial Data:
Number of locations (end of year-on a continuing basis)	793	725	705	669	638
Percentage increase in sales	13.1%	7.2%	10.0%	2.1%	2.2%
Percentage increase (decrease) in comparable
store sales (7)	(1.4)%	1.9%	0.7%	2.7%	2.3%
Average sales per location (8)	$1,101	$1,033	$1,004	$958	$933
EBITDA (9)	29,964	24,333	(44,725)	31,054	29,964

Most directly comparable GAAP measures:
Net income (loss)	$(10,049)	$4,408	$(55,736)	$16,025	$8,410
Cash flows provided by (used in) operating
activities (10)	$73,508	$(43,241)	$27,309	$27,041	$41,183

Capital expenditures	$13,406	$11,834	$11,869	$12,667	$12,934

Cash flows provided by (used in):
Operating activities (10)	$73,508	$(43,241)	$27,309	$27,041	$41,183
Investing activities	(243,619)	(18,094)	(40,659)	(12,667)	(12,934)
Financing activities	173,054	35,559	(22,902)	(41,233)	(6,278)

Balance Sheet Data-End of Period:
Working capital	$222,756	$259,473	$252,356	$234,210	$239,134
Total assets	737,088	537,354	521,482	560,908	595,022
Short-term debt	224,231	45,876	-	-	-
Long-term debt	200,000	200,000	200,000	200,000	225,000
Total stockholders’ equity	113,508	122,229	116,285	169,181	152,896

(1)	Each of the fiscal years for which information is presented includes 52 weeks except 2006, which includes 53 weeks.
(2)
As a result of the consolidation of certain of our host store groups and the loss of certain host store license agreements, the results of operations of the stores closed have been segregated from continuing operations and reflected as discontinued operations for financial statement purposes for all periods presented. Refer to Note 14 of Notes to Consolidated Financial Statements for additional information regarding discontinued operations.

(3)
We utilize the last-in, first-out (“LIFO”) method of accounting for inventories. If we had valued inventories using the first-in, first-out inventory valuation method, the gross margin would have increased as follows: $10.0 million, $7.2 million, $2.6 million, $2.1 million and $4.5 million for 2007, 2006, 2005, 2004 and 2003, respectively. During 2004, we changed our method of determining price indices used in the valuation of LIFO inventories.

(4)
Included in Credit associated with the closure of Sonab, our former European licensed jewelry department subsidiary, for 2004 is a $0.4 million credit, which represents a revision of our estimate of closure expenses to reflect our remaining liability associated with the closure of Sonab.

(5)
During 2007, based on our annual assessment of the Congress goodwill, we determined that goodwill was impaired and the $3.0 million balance was eliminated. During 2005, Macy’s announced its intention to divest, beginning in 2006, certain stores in which we operated fine jewelry departments. Based on this business indicator, we determined that goodwill was impaired and an impairment of $77.3 million, on a pre-tax basis, was recorded during 2005. Refer to Note 7 of the Notes to the Consolidated Financial Statements.

(6)
Other expense for 2005 includes approximately $0.1 million associated with a loss on foreign exchange related to a refund of foreign taxes. Other expense for 2004 includes pre-tax charges of approximately $9.1 million, including $6.7 million for redemption premiums paid on the Company’s previously outstanding $75.0 million senior debentures and Finlay Jewelry’s previously outstanding $150.0 million senior notes, $2.1 million to write-off deferred financing costs related to the refinancing of such debt and $0.3 million for other expenses.

(7)
Comparable store sales are calculated by comparing sales from locations open for the same months in the comparable periods. Except for 2007 and 2006 which are presented on a continuing basis, these figures have not been restated to exclude the discontinued operations.

(8)	Average sales per location is determined by dividing sales by the average of the number of locations open at the beginning and at the end of each period.
(9)
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

EBITDA should not be construed as a substitute for income from operations, net income or cash flows from operating activities (all as determined in accordance with generally accepted accounting principles (“GAAP”)) for the purpose of analyzing our operating performance, financial position and cash flows, as EBITDA is not defined by generally accepted accounting principles. EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for the analysis of our results as reported under GAAP. Some of these limitations include:

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

Because we consider EBITDA useful as an operating measure, a reconciliation of EBITDA to Net income (loss) follows for the periods indicated:

	Fiscal Year Ended
	Feb. 2, 2008	Feb. 3, 2007	Jan. 28, 2006	Jan. 29, 2005	Jan. 31, 2004
	(Dollars in thousands)
EBITDA	$29,964	$24,333	$(44,725)	$31,054	$29,964
Depreciation and amortization	(15,545)	(14,756)	(14,524)	(14,314)	(14,069)
Interest expense, net	(30,586)	(23,377)	(21,801)	(20,517)	(21,769)
Other expense	-	-	(79)	(9,090)	-
Benefit for income taxes	5,882	5,751	6,937	6,594	2,496
Discontinued operations	236	12,457	18,456	22,298	11,788
Net income (loss)	$(10,049)	$4,408	$(55,736)	$16,025	$8,410

Because we also consider EBITDA useful as a liquidity measure, a reconciliation of EBITDA to our net cash provided by (used in) operating activities follows for the periods indicated:

	Fiscal Year Ended
	Feb. 2, 2008	Feb. 3, 2007	Jan. 28, 2006	Jan. 29, 2005	Jan. 31, 2004
	(Dollars in thousands)
EBITDA	$29,964	$24,333	$(44,725)	$31,054	$29,964
Impairment of goodwill	3,009	-	77,288	-	-
Discontinued operations, excluding write-down
of goodwill and depreciation expense	409	16,098	23,057	25,303	30,193
Interest expense, net	(30,586)	(23,377)	(21,801)	(20,517)	(21,769)
Other expense	-	-	(79)	-	-
Benefit for income taxes	5,882	5,751	6,937	6,594	2,496
Loss on disposal of fixed assets	330	6,072	182	902	-
Write-off of deferred financing costs	1,213	-	-	-	-
Amortization of deferred financing costs	1,206	1,319	1,185	1,125	1,033
Amortization of restricted stock compensation
and restricted stock units	1,758	1,419	1,216	1,358	531
Credit associated with the closure of Sonab	-	-	-	(364)	-
Deferred income tax provision	(1,547)	(1,409)	(5,457)	12,337	6,784
Other	375	(265)	106	1,180	77
Changes in assets and liabilities, net of effects
from acquisitions (11):
(Increase) decrease in accounts and other
receivables	13,202	4,810	(23,057)	1,769	(7,501)
(Increase) decrease in merchandise
inventories	29,953	(33,069)	1,989	(5,641)	(9,404)
(Increase) decrease in prepaid expenses and
other	96	87	(262)	(342)	642
Increase (decrease) in accounts payable and
accrued liabilities	18,244	(45,010)	10,730	(27,717)	8,137
Net cash provided by (used in) operating activities	$73,508	$(43,241)	$27,309	$27,041	$41,183

(10)	Included in 2006 as a use of cash is the increase in inventory as a result of the termination and retirement of $49.9 million under the Finlay Jewelry’s former gold consignment agreement.
(11)	Represents the changes in assets and liabilities excluding the acquisitions of Bailey Banks & Biddle in 2007, Congress in 2006 and Carlyle in 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is organized as follows:

•	Executive Overview – This section provides a general description of our business and a brief discussion of the opportunities, risks and uncertainties that we focus on in the operation of our business.

•	Results of Operations – This section provides an analysis of the significant line items on the consolidated statements of operations.

•	Liquidity and Capital Resources – This section provides an analysis of liquidity, cash flows, sources and uses of cash, contractual obligations and financial position.

•	Seasonality – This section describes the effects of seasonality on our business.

•
Critical Accounting Policies and Estimates – This section discusses those accounting policies that are considered important to our financial condition and results of operations, and require us to exercise subjective or complex judgments in their application. In addition, all of our significant accounting policies, including critical accounting policies, are summarized in Note 2 to the Consolidated Financial Statements.

•
Special Note Regarding Forward-Looking Statements – This section provides cautionary information about forward-looking statements and description of certain risks and uncertainties that could cause actual results to differ materially from our historical results or current expectations or projections.

This MD&A has been updated for the purpose of restating our financial statements for stores which have been treated as discontinued operations.

In November 2007, Finlay Jewelry completed the acquisition of Bailey Banks & Biddle. The purchase price of approximately $200.0 million plus transaction fees was financed with borrowings under the Revolving Credit Agreement. Additionally, a post-closing inventory adjustment of $31.6 million was financed under the Revolving Credit Agreement. Bailey Banks & Biddle’s results of operations are included in the accompanying Consolidated Statements of Operations since the date of acquisition.

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

Executive Overview

Our Business

We have two operating segments – licensed department store based fine jewelry departments and stand-alone specialty jewelry stores. We operate licensed fine jewelry departments in major department stores where we sell a broad selection of moderately priced jewelry, with an average sales price of approximately $272 per item. Our stand-alone specialty jewelry stores sell luxury priced jewelry at an average sales price of approximately $1,300 per item. As of February 2, 2008, we operated a total of 793 locations, including 687 department store based fine jewelry departments in ten host store groups, in 40 states and the District of Columbia, as well as 106 stand-alone jewelry stores operating as 69 Bailey Banks & Biddle stores in 24 states, 32 Carlyle stores in nine states, located principally in the southeastern United States and five Congress stores in southwest Florida.

Our primary focus is to offer desirable and competitively priced products, a breadth of merchandise assortments and to provide superior customer service. Our ability to quickly identify emerging trends and maintain strong relationships with vendors has enabled us to present superior assortments in our showcases. With respect to our department store based fine jewelry departments, we believe that we are an important contributor to each of our host store groups. By outsourcing their fine jewelry departments to us, host store groups gain our expertise in merchandising, selling and marketing jewelry and customer service. Additionally, by avoiding high working capital investments typically required of the traditional retail jewelry business, host stores improve their return on investment and increase their profitability. As a licensee, we benefit from the host stores’ reputation, customer traffic, credit services and established customer base. We also avoid the substantial capital investment in fixed assets typical of a stand-alone retail format. At the end of 2007, approximately 25% of our merchandise was held on consignment, which reduces our inventory exposure to changing fashion trends. These factors have generally led our new departments to achieve profitability within the first twelve months of operation.

Our stand-alone jewelry stores offer compelling shopping environments for the luxury consumer and focus on watches, gold, designer jewelry, diamonds and precious gemstones, complemented by an assortment of giftware. Our stand-alone jewelry stores each strive to provide their customers with a premier shopping experience by utilizing knowledgeable, professional and well-trained sales associates, marketing programs designed to promote customer awareness of their merchandise assortments and by extending credit to their customers through credit card programs which are managed by third-parties.

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

2007 Highlights

Total sales were $835.9 million in 2007 compared to $739.0 million in 2006, an increase of 13.1%. Sales generated by our stand-alone specialty jewelry stores were $223.8 million in 2007 compared to $108.2 million in 2006 (which includes sales from the date of acquisition of Bailey Banks & Biddle and Congress in November 2007 and November 2006, respectively). Gross margin increased by $33.2 million in 2007 compared to 2006, and, as a percentage of sales, gross margin decreased by 1.5% from 47.0% to 45.5% primarily due to the increased cost of sales due to the change in mix of sales with higher sales in designer and watch categories which have lower margins than other categories, increased volume from the stand-alone jewelry stores at lower gross margins as well as a higher LIFO provision. Although SG&A increased by $24.6 million, as a percentage of sales, SG&A decreased 2.2% from 43.7% to 41.5%, due to corporate office cost savings.

During 2007, comparable store sales decreased 1.4% as a result of decreased consumer spending in a weak economic environment in the fourth quarter of 2007 as compared to the prior year period. Although we experienced a decline in 2007, over the past decade, through the successful execution of our marketing and merchandising strategy, we have generally experienced comparable store sales increases and we have consistently outperformed our host store groups with respect to these increases. We have an experienced management team, a well-trained and highly motivated sales force, an expert jewelry merchandising team, unique vendor relationships and an established customer base.

In November 2007, Finlay Jewelry completed the acquisition of substantially all of the assets and specified liabilities of the Bailey Banks & Biddle division of Zale Corporation, a chain of 70 stand-alone retail stores in 24 states dedicated to the luxury market, offering jewelry and watches under high-end name brands, with an average sales price of approximately $1,200 per item and average store size of approximately 3,950 square feet.

In conjunction with the Bailey Banks & Biddle acquisition, Finlay Jewelry’s Revolving Credit Agreement was amended and restated and provides Finlay Jewelry with a senior secured revolving line of credit up to $550.0 million. We ended 2007 with borrowings under the Revolving Credit Agreement of $224.2 million compared to $45.9 million at the end of 2006. Maximum outstanding borrowings during 2007 peaked at $368.2 million, at which point the available borrowings under the Revolving Credit Agreement were an additional $81.4 million. The excess availability was in addition to the $30.0 million minimum availability that we are required to maintain. Refer to Note 8 of Notes to Consolidated Financial Statements.

Opportunities

An important initiative and focus of management is developing opportunities for our growth. We consider it a high priority to identify new businesses that offer growth, financial viability and manageability and will have a positive impact on shareholder value.

With the November 2007 acquisition of Bailey Banks & Biddle, a premier luxury brand, we will have a significantly higher portion of our business dedicated to the specialty jewelry store and high-end sector. The Bailey Banks & Biddle stand-alone jewelry stores provide us with a national presence in addition to further diversifying our revenue stream between the department store based fine jewelry business and the stand-alone jewelry stores business.

Consumers spent approximately $65.0 billion on jewelry (including both fine jewelry and costume jewelry) in the United States in calendar year 2007, an increase of approximately $24.0 billion over 1997, according to the United States Department of Commerce. Our management believes that greater disposable income in the United States population in general has contributed to the growth of the fine jewelry retailing industry. Our management also believes that jewelry consumers today increasingly perceive fine jewelry as a fashion accessory, resulting in purchases which augment gift and special occasion sales.

In March 2008, Finlay Jewelry signed a two-year extension with Macy’s for the newly formed consolidated Macy’s Central division formerly known as the Macy’s South and Macy’s Midwest divisions. The amended license agreement extends Finlay Jewelry’s current contract until January 29, 2011, and covers 222 departments. The agreement has no impact on the Bloomingdale’s division whose license agreement, covering 34 departments, currently runs through January 30, 2010.

During 2007, we opened four departments within Dillard’s and two departments within the Bloomingdale’s stores. Further, we opened one new Carlyle store in 2007. Through the Bailey Banks & Biddle acquisition as well as opening new Carlyle stores and Bloomingdale’s departments, we will have a larger portion of our business dedicated to the luxury sector. In 2008, we plan to open four Carlyle stores and two Bailey Banks & Biddle stores.

We will continue to seek to identify complementary businesses to leverage our core competencies in the jewelry industry and plan to continue to pursue the following key initiatives to further increase sales and earnings:

•	Increase comparable store sales;

•	Identify and acquire new businesses which diversify our existing businesses and provide additional growth opportunities;

•	Add locations within our existing stand-alone specialty jewelry store and department store based fine jewelry businesses;

•	Capitalize on developing fashion trends and emerging merchandise categories;

•	Expand our most productive departments;

•	Continue to improve operating leverage;

•	Continue to raise customer service standards; and

•	De-leverage the balance sheet.

See “Business-General-Growth Strategy” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Risks and Uncertainties

The risks and challenges facing our business include:

•	Dependence on or loss of certain host store relationships;

•	Host store consolidation; and

•	Substantial debt leverage.

We operate licensed fine jewelry departments in major department stores and, as such, our business is substantially dependent on our relationships with our host store groups, especially Macy’s. A decision by Macy’s, or certain of our other host store groups, to terminate existing relationships, transfer the operation of some or all of their departments to a competitor, assume the operation of those departments themselves, or close a significant number of stores, would have a material adverse effect on our business and financial condition.

As of February 2, 2008, we operated a total of 350 departments in five of Macy’s eight divisions. In February 2008, Macy’s announced corporate restructuring initiatives impacting three divisional changes including the consolidation of Macy's North into Macy's East, Macy's Northwest into Macy's West, and Macy's Midwest into Macy's South. The consolidation of Macy's North as well as that of Macy's Northwest, will result in the non-renewal of these license agreements with Finlay Jewelry and the loss of 57 departments and 37 departments, respectively. In March 2008, Macy's signed a two-year extension of Finlay Jewelry’s license agreement for Macy’s Central (the newly-merged division of Macy's Midwest and Macy's South), which will consist of 222 doors. The amended license agreement extends Finlay Jewelry’s current contract until January 29, 2011. In 2007, our department store based fine jewelry sales were 73% of our total sales, and approximately 52% of our total sales were generated by departments operated in store groups owned by Macy’s. In 2007, the Macy's North and Macy's Northwest locations generated approximately $120.0 million in combined revenue. We expect that Macy’s will comprise approximately 43% and 36% of our total sales over the next two years (after factoring in projected full year results for Bailey Banks & Biddle and the loss of the two Macy’s groups in 2009).

In February 2008, we received notification from NRDC that Finlay Jewelry’s license agreement would not be renewed with Lord & Taylor upon its expiration on January 31, 2009. We will close a total of 47 Lord & Taylor locations at the end of 2008. In 2007, the Lord & Taylor locations generated approximately $44.0 million in sales.

In May 2006, the Company announced that Belk would not renew Finlay Jewelry’s license agreement due to Belk’s acquisition of a privately-held company that currently licenses fine jewelry departments in certain of the Belk stores. The termination of the license agreement, effective at the end of 2006, resulted in the closure of 75 departments. In 2006, we generated sales of $51.9 million in our Belk departments. Further, in October 2006, Belk acquired Parisian from Saks. We operated the Parisian departments through August 4, 2007. In 2007 and 2006, we generated sales of approximately $9.8 million and $22.8 million, respectively, from our Parisian departments.

We currently have a significant amount of debt. As of February 2, 2008, we had $200.0 million of debt outstanding under our Senior Notes. Additionally, at February 2, 2008, borrowings under the Revolving Credit Agreement were $224.2 million.

Results of Operations

The following table sets forth operating results as a percentage of sales for the periods indicated. The discussion that follows should be read in conjunction with the following table:

	Fiscal Year Ended
	Feb. 2, 2008	Feb. 3, 2007	Jan. 28, 2006
Statement of Operations Data:
Sales	100%	100%	100%
Cost of sales	54.5	53.0	51.1
Gross margin	45.5	47.0	48.9
Selling, general and administrative expenses	41.5	43.7	44.2
Depreciation and amortization	1.9	2.0	2.1
Impairment of goodwill (1)	0.4	-	11.2
Income (loss) from operations	1.7	1.3	(8.6)
Interest expense, net	3.6	3.2	3.2
Loss from continuing operations before income taxes	(1.9)	(1.9)	(11.8)
Benefit for income taxes	(0.7)	(0.8)	(1.0)
Loss from continuing operations	(1.2)	(1.1)	(10.8)
Discontinued operations, net of tax (2)	-	1.7	2.7
Net income (loss)	(1.2)%	0.6%	(8.1)%

(1)	See Note 5 to “Selected Consolidated Financial Data”.
(2)	See Note 2 to “Selected Consolidated Financial Data”.

2007 Compared with 2006

Sales. Sales increased $96.9 million, or 13.1%, in 2007 compared to 2006. Sales include $612.1 million from the department store based fine jewelry departments which represented a 3.0% decrease compared to the $630.9 million in sales for 2006. Sales also include $223.8 million generated by our stand-alone specialty jewelry stores in 2007 compared to $108.2 million in 2006 (which includes sales from the date of acquisition of Bailey Banks & Biddle and Congress in November 2007 and November 2006, respectively). Comparable store sales decreased 1.4%.

During 2007, we opened 15 departments within existing host store groups, 70 specialty jewelry stores as a result of the Bailey Banks & Biddle acquisition and one new Carlyle store. Additionally, in 2007, we closed 48 departments and three stand-alone jewelry stores. The openings were comprised of the following:

Store Group	Number of Locations
Bailey Banks & Biddle	70
Macy’s	6
Dillard’s	4
Carlyle store	1
Other	5
Total	86

The closings were comprised of the following:

Store Group	Number of Locations	Reason
Parisian	33	Department closings as a result of Parisian’s decision not to renew our license agreement.
Macy’s	5	Host decision to close these stores.
Carlyle stores	2	Management’s decision to close unprofitable stores.
Bailey Banks & Biddle store	1	Management’s decision to close an unprofitable store.
Other	10	Includes department closings within existing host store groups.
Total	51

Our major merchandise categories include diamonds, gold, gemstones, watches and designer jewelry. With respect to Finlay’s licensed department business, watch and designer sales increased $4.9 million and $6.2 million, respectively, or 5.4% and 10.2%, respectively, in 2007 compared to 2006, due primarily to increased consumer demand.

Gross margin. Gross margin increased by $33.2 million in 2007 compared to 2006. As a percentage of sales, gross margin decreased by 1.5% from 47.0% to 45.5%. The components of this net decrease in gross margin are as follows:

Component	%	Reason
Merchandise cost of sales	(1.5)%
Increase in cost of sales is due to the change in mix of sales with higher sales in the designer and watch categories which have lower margins than other categories, increased volume from the stand-alone jewelry division at lower gross margins as well as higher gold prices.

LIFO	(0.2)	Increase in the LIFO provision is due to increases in our internal price indices as well as increased owned inventory.
Other	0.2	Decreases in various other components of cost of sales.
Net decrease	(1.5)%

Selling, general and administrative expenses. The components of SG&A include payroll expense, license fees, rent expense, net advertising expenditures and other field and administrative expenses. SG&A increased $24.6 million, or 7.6%. SG&A dollars have increased as 2007 includes a full year of Congress’s SG&A as well as an increase in expenses as a result of the Bailey Banks & Biddle acquisition. As a percentage of sales, SG&A decreased by 2.2% from 43.7% to 41.5%. The components of this decrease in SG&A are as follows:

Component	%	Reason
Net advertising expenditures	(0.1)%	Decrease is primarily due to lower gross advertising expenditures.
License and lease fees	(1.1)	Decrease is primarily due to the significantly lower rent structure of our stand-alone stores as a percentage of sales compared to the department store based fine jewelry business.
Payroll expense and other	(1.0)	Decrease is primarily due to corporate office cost savings, including staff reductions, as a result of expense reduction initiatives.
Net decrease	(2.2)%

Depreciation and amortization. Depreciation and amortization increased by $0.8 million primarily due to additional depreciation and amortization for capital expenditures for the most recent twelve months as well as the assets related to the Congress and Bailey Bank & Biddle acquisitions and accelerated depreciation associated with the Parisian stores, offset by the effect of certain assets becoming fully depreciated.

Impairment of goodwill. During 2007, based on our annual assessment of the Congress goodwill, we determined that goodwill was impaired and an impairment of $3.0 million, on a pre-tax basis, was recorded.

Interest expense, net. Interest expense increased by $7.2 million primarily as a result of higher average borrowings under the Revolving Credit Agreement. Average borrowings increased to $346.7 million for the 2007 period compared to $269.2 million for the 2006 period. The additional borrowings were used to finance the acquisition of Bailey Banks & Biddle. The weighted average interest rate on all outstanding borrowings were approximately 8.0% for 2007 compared to 8.2% for 2006.

Benefit for income taxes. The income tax benefit for the 2007 and 2006 periods reflects effective tax rates of 36.4% and 41.7%, respectively. The 2007 period reflects a benefit of approximately $1.2 million associated with the impairment of goodwill. Additionally, the 2007 and 2006 periods reflect benefits of approximately $209,000 and $50,000, respectively, associated with the reversal of tax accruals no longer required.

Discontinued operations. Discontinued operations for 2007 includes the results of operations of the 33 Parisian departments, which closed in July 2007. Discontinued operations for 2006 includes the Parisian departments, the Belk departments that closed in January 2007 as well as the Macy’s departments that closed during 2006. Sales related to these closed departments totaled $9.8 million in 2007 and $180.6 million in 2006. Gross margin, as a percentage of sales, related to discontinued departments decreased 4.8% from 48.1% in 2006 to 43.3% in 2007. The net income from discontinued operations for 2007 was $0.2 million compared to net income from discontinued operations of $12.5 million during the comparable period in 2006.

Net income (loss). Net loss of $10.0 million for the 2007 period compares to net income of $4.4 million in the prior period as a result of the factors discussed above.

2006 Compared with 2005

Sales. Sales increased $49.5 million, or 7.2%, in 2006 compared to 2005. Sales include $630.9 million from the department store based fine jewelry departments which represented a 1.8% increase compared to the $620.0 million in sales for 2005. Sales also include $108.2 million generated by our stand-alone jewelry stores in 2006 compared to $69.5 million in 2005 (which includes sales from the date of acquisition of Carlyle in May 2005 and of Congress in November 2006, respectively). Comparable store sales increased 1.9%.

During 2006, we opened 26 Finlay departments within existing host store groups and two Carlyle stores as well as five stores as a result of the Congress acquisition. Additionally, in 2006, we closed 283 Finlay departments and one Carlyle store. The openings were comprised of the following:

Store Group	Number of Locations
Dillard’s	15
Macy’s	7
Congress stores	5
Carlyle stores	2
Other	4
Total	33

The closings were comprised of the following:

Store Group	Number of Locations	Reason
Macy’s	194	Stores were divested or phased into the Macy’s East or Macy’s West divisions as a result of the merger with May.
Belk	75	Department closings as a result of Belk’s decision not to renew our license agreement.
Carlyle store	1	Management’s decision to close an unprofitable location.
Other	14	Department closings within existing host store groups.
Total	284

Our major merchandise categories include diamonds, gold, gemstones, watches and designer jewelry. With respect to Finlay’s licensed department business, watch and designer sales increased $8.1 million and $4.1 million, respectively, or 9.6% and 7.2%, respectively, in 2006 compared to 2005, due primarily to increased consumer demand.

Gross margin. Gross margin increased by $9.9 million in 2006 compared to 2005. As a percentage of sales, gross margin decreased by 1.9% from 48.9% to 47.0%. The components of this net decrease in gross margin are as follows:

Component	%	Reason
Merchandise cost of sales	(1.4)%
Increase in merchandise cost of sales is due to the increased price of gold, lower vendor concessions and the mix of sales with higher sales in the diamond, designer and clearance categories, which have lower margins than other categories.

LIFO	(0.6)	Increase in the LIFO provision is due to increases in our internal price indices.
Other	0.1	Decrease in various other components of cost of sales.
Net decrease	(1.9)%

Selling, general and administrative expenses. The components of SG&A include payroll expense, license fees, rent expense, net advertising expenditures and other field and administrative expenses. SG&A increased $18.2 million, or 6.0%. SG&A dollars have increased as 2006 includes a full year of Carlyle’s SG&A. Additionally certain expenses for the department store based fine jewelry departments increase with higher sales, such as rent and sales commissions. As a percentage of sales, SG&A decreased by 0.5% from 44.2% to 43.7%. The components of this decrease in SG&A are as follows:

Component	%	Reason
Net advertising expenditures	(0.3)%	Decrease is primarily due to lower gross advertising expenditures.
License and lease fees	(0.4)	Decrease is primarily due to the significantly lower rent structure of our stand-alone stores as a percentage of sales compared to the department store based fine jewelry business.
Payroll expense	0.3	Increase in payroll expense is due to lower than expected sales in the fourth quarter of 2006 and therefore an unfavorable leveraging of field payroll.
Other	(0.1)	Decrease is primarily due to corporate office cost savings, including staff reductions, as a result of expense reduction initiatives.
Net decrease	(0.5)%

Depreciation and amortization. Depreciation and amortization increased by $0.2 million primarily due to additional depreciation and amortization for capital expenditures for the most recent twelve months, as well as accelerated depreciation associated with the closing of the Parisian stores, offset by the effect of certain assets becoming fully depreciated.

Impairment of goodwill. During the quarter ended July 30, 2005, Macy’s announced its intention to divest certain stores for which we operated the fine jewelry departments. Based upon this business indicator, we determined that goodwill was impaired and an impairment of $77.3 million, on a pre-tax basis, was recorded during 2005.

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

Benefit for income taxes. The income tax benefit for both the 2006 and 2005 periods reflects effective tax rates of 41.7% and 66.4% (before reflecting the impairment of goodwill), respectively. The 2005 period reflects a benefit of approximately $0.2 million related to a refund of foreign taxes and includes a benefit of approximately $4.4 million associated with the impairment of goodwill. Additionally, the 2006 and 2005 periods reflect benefits of approximately $50,000 and $425,000, respectively, associated with the reversal of tax accruals no longer required.

Discontinued operations. Discontinued operations for 2006 and 2005 includes the results of operations for the 194 Macy’s stores closed during 2006, the results of operations of the Belk departments, which closed in January 2007, as well as the results of operations of the Parisian departments closed in July 2007. Sales related to these departments totaled $180.6 million for the year ended February 3, 2007 compared to $300.6 million in 2005. Gross margin, as a percentage of sales, related to the discontinued departments decreased 2.7% from 50.8% in 2005 to 48.1% in 2006. The gross margin percentage was negatively impacted as a result of markdowns in these departments in an effort to reduce inventory levels. The net income from discontinued operations for 2006 was $12.5 million compared to net income from discontinued operations of $18.5 million during the comparable period in 2005.

Net income (loss). Net income of $4.4 million for the 2006 period compares to a net loss of $55.7 million in the prior period as a result of the factors discussed above.

Liquidity and Capital Resources

Information about our financial position is presented in the following table:

	February 2, 2008	February 3, 2007
	(dollars in thousands)
Cash and cash equivalents	$5,358	$2,415
Working capital	222,756	259,473
Short-term debt	224,231	45,876
Long-term debt	200,000	200,000
Stockholders’ equity	113,508	122,229

Our primary capital requirements are funding working capital for new locations and growth of existing locations, as well as debt service obligations and license fees to host store groups, rent payments for the stand-alone jewelry stores, capital expenditures for opening new locations, renovating existing locations, information technology investments and funding potential acquisitions. For 2007 and 2006, capital expenditures totaled $13.4 million and $11.8 million, respectively, exclusive of fixed assets acquired. Total capital expenditures for 2008 are estimated to be in the range of $18.0 million to $20.0 million.

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

Cash flows provided by (used in) operating, investing and financing activities for the fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006 were as follows:

	Fiscal Years Ended
	February 2, 2008	February 3, 2007	January 28, 2006
	(dollars in thousands)
Operating Activities	$73,508	$(43,241)	$27,309
Investing Activities	(243,619)	(18,094)	(40,659)
Financing Activities	173,054	35,559	(22,902)
Net increase (decrease) in cash and cash equivalents	$2,943	$(25,776)	$(36,252)

Our current priorities for the use of cash or borrowings, as a result of borrowings available under the Revolving Credit Agreement, are:

•	Investment in inventory and for working capital;

•	Capital expenditures for new locations, expansions and remodeling of existing locations;

•	Investments in technology; and

•	Strategic acquisitions.

Operating Activities

 The primary source of our liquidity is cash flows from operating activities. The key component of operating cash flow is merchandise sales. Operating cash outflows include payments to vendors for inventory, services and supplies, payments for employee payroll, license fees, rent and payments of interest and taxes. Net cash flows provided by operations were $73.5 million in 2007. Merchandise inventories decreased by $30.0 million, reflecting a reduction of Bailey Banks & Biddle inventory by approximately $20.0 million from the acquisition date through year end, as well as a $10.0 million inventory decrease at the other divisions for the fiscal year. Accounts receivable decreased to $13.8 million from $26.3 million primarily due to the impact of lower sales in our department store based fine jewelry business in January 2008 as compared to January 2007 as well as the 53rd week in 2006. Additionally, accounts payable increased to $110.5 million from $85.1 million primarily as a result of higher inventory purchases in the fourth quarter of the current year, in part due to the conversion of the gold consignment program to owned merchandise. In addition, Bailey Banks & Biddle had the impact of increasing accounts payable by $10.0 million.

Our operations involving licensed fine jewelry departments substantially preclude customer receivables as our license agreements typically require host stores to remit sales proceeds for each month (without regard to whether such sales were cash, store credit or national credit card) to us approximately three weeks after the end of such month. Additionally, at the end of 2007, approximately 25% of our merchandise was held on consignment. Our working capital balance was $222.8 million at February 2, 2008, a decrease of $36.7 million from February 3, 2007.

The seasonality of our business causes working capital requirements, and therefore, borrowings under the Revolving Credit Agreement, to reach their highest level in the months of October, November and December in anticipation of the year-end holiday season. Accordingly, we experience seasonal cash needs as inventory levels peak. Additionally, substantially all of our license agreements provide for accelerated payments during the months of November and December, which require the host store groups to remit to us 75% of the estimated months' sales prior to or shortly following the end of that month. These proceeds result in a significant increase in our cash, which is used to reduce our borrowings under the Revolving Credit Agreement. Inventory levels increased by $181.0 million as compared to February 3, 2007, as a result of the acquisition of Bailey Banks & Biddle, whose inventory levels were $191.5 million as of February 2, 2008.

Investing Activities

For 2007, net cash used in investing activities of $243.6 million primarily relates to the acquisition of Bailey Banks & Biddle, which accounted for $230.1 million of cash invested with a remaining amount of $5.6 million payable to Zale Corporation in February 2008. Cash used for capital expenditures totaled $13.4 million in 2007. Capital expenditures in 2007, 2006 and 2005 related primarily to expenditures for opening new locations and renovating existing locations. For 2006 and 2005, net cash used in investing activities totaled $18.1 million and $40.7 million, respectively. In 2006 and 2005, cash of $6.3 million and $28.8 million was utilized for the acquisitions of Congress and Carlyle, respectively.

Financing Activities

Proceeds from, and principal repayments on, the Revolving Credit Facility have been our primary financing activities. Net cash from financing activities was $173.1 million in 2007 and was used primarily for the acquisition of Bailey Banks & Biddle.

At Finlay Jewelry’s option, Tranche A bears interest at a floating rate equal to a margin of 0.25% over the Index Rate or 2.00% over the LIBOR (London Interbank Offer Rate) from November 9, 2007 through January 1, 2009. After January 1, 2009, the loans under Tranche A will bear interest in accordance with a graduated pricing matrix based on the average excess availability under the facility for the previous quarter. Tranche B bears interest at a floating rate equal to a margin of 2.75% over the Index Rate or 4.50% over LIBOR. The Index Rate is equal to the higher of (i) the federal funds rate plus 50 basis points and (ii) the publicly quoted rate as published by the Wall Street Journal as the “prime rate”. The weighted average interest rate was 7.5% and 7.7% for 2007 and 2006, respectively.

Borrowings under the Revolving Credit Agreement at February 2, 2008 were $224.2 million. The average amounts outstanding under the Revolving Credit Agreement during 2007 and 2006 were $146.7 million and $69.2 million, respectively. The maximum amount outstanding during 2007 was $368.2 million, at which point the available borrowings were an additional $81.4 million. The excess availability was in addition to the $30.0 million minimum availability that we are required to maintain. At February 2, 2008 and February 3, 2007, we had letters of credit outstanding totaling $6.2 million and $6.1 million, respectively, which guarantee various trade activities.

In November 2007, Finlay Jewelry completed the acquisition of specified assets and liabilities that comprise the Bailey Banks & Biddle division of Zale Corporation, a chain of 70 stand-alone retail stores in 24 states with a focus on the luxury market, offering jewelry and watches under high-end name brands. The purchase price of approximately $200.0 million, plus transaction fees of approximately $4.1 million, was financed with borrowings under the Revolving Credit Agreement. A post-closing inventory adjustment of $31.6 million was also financed through borrowings under the Revolving Credit Agreement. Since the date of acquisition, Bailey Banks & Biddle’s cash requirements have been, and will continue to be, funded under the Revolving Credit Agreement.

 In November 2006, Finlay Jewelry completed the stock purchase of Congress; a chain of five jewelry stores located in southwest Florida with a focus on the luxury market. The purchase price was $6.0 million plus transaction fees, and was financed with additional borrowings under the Revolving Credit Agreement. Congress’ revolving credit facility totaling $10.0 million was terminated and paid in full at the closing. Since the date of acquisition, Congress’ cash requirements have been, and will continue to be, funded under the Revolving Credit Agreement. Refer to Note 7 of Notes to the Consolidated Financial Statements for a discussion of goodwill impairment in 2007.

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

A significant amount of our operating cash flow will be used to pay interest with respect to the Senior Notes and amounts due under the Revolving Credit Agreement. As of February 2, 2008, our outstanding borrowings were $424.2 million, which included a $200.0 million balance under the Senior Notes and $224.2 million balance under the Revolving Credit Agreement.

The Revolving Credit Agreement contains customary covenants, including limitations on, or relating to, liens, indebtedness, investments, mergers, acquisitions, affiliate transactions, management compensation and the payment of dividends and other restricted payments. The only financial covenant is the maintenance of a minimum of $30.0 million of availability under the facility. The indenture related to the Senior Notes contains restrictions relating to, among other things, the payment of dividends, redemptions or repurchases of capital stock, the incurrence of additional indebtedness, the making of certain investments, the creation of certain liens, the sale of certain assets, entering into transactions with affiliates, engaging in mergers and consolidations and the transfer of all or substantially all assets. Refer to Note 8 of Notes to the Consolidated Financial Statements. We were in compliance with all such covenants as of February 2, 2008.

We believe that, based upon current operations, anticipated growth and continued availability under the Revolving Credit Agreement, Finlay Jewelry will, for the foreseeable future, be able to meet its debt service and anticipated working capital obligations and to make distributions sufficient to permit us to pay certain expenses as they come due. No assurances, however, can be given that Finlay Jewelry’s current level of operating results will continue or improve or that Finlay Jewelry’s income from operations will continue to be sufficient to permit Finlay Jewelry to meet its debt service and other obligations. The amounts required to satisfy the aggregate of Finlay Jewelry’s interest expense totaled $28.9 million and $23.0 million in 2007 and 2006, respectively.

Our long-term needs for external financing will depend on our rate of growth, the level of internally generated funds and the ability to continue obtaining substantial amounts of merchandise on advantageous terms, including consignment arrangements with our vendors. At February 2, 2008 and February 3, 2007, $217.9 million and $204.0 million, respectively, of consignment merchandise from approximately 300 vendors was on hand. For 2007, we had an average balance of consignment merchandise of $198.3 million as compared to an average balance of $296.5 million in 2006. The decrease is primarily associated with the termination of Finlay Jewelry’s former gold consignment agreement and the conversion of this merchandise to owned inventory.

The following table summarizes our contractual and commercial obligations which may have an impact on future liquidity and the availability of capital resources, as of February 2, 2008 (dollars in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations:
Senior Notes (due 2012) (1)	$200,000	$-	$-	$200,000	$-
Interest payments on Senior Notes	75,375	16,750	33,500	25,125	-
Operating lease obligations (2)	160,879	26,524	43,431	28,580	62,344
Revolving Credit Agreement (due 2012) (3)	224,231	224,231	-	-	-
Employment agreements	2,184	2,158	26	-	-
Contractual bonuses (4)	862	690	172	-	-
Letters of credit	6,174	6,174	-	-	-
Total	$669,705	$276,527	$77,129	$253,705	$62,344

(1)	In June 2004, Finlay Jewelry issued $200.0 million of Senior Notes due 2012. Refer to Note 8 of Notes to the Consolidated Financial Statements.
(2)	Represents future minimum payments under noncancellable operating leases as of February 2, 2008.
(3)
The above table excludes interest due under the Revolving Credit Agreement. The average interest rate during 2007 was 7.5%. The average amount outstanding during 2007 was $146.7 million. Refer to Note 8 of Notes to the Consolidated Financial Statements.

(4)	Represents a special bonus for four senior executives equal to 50% of the executives’ salary if employed by Finlay Jewelry on the dates specified in the respective employment agreements.

 The operating leases included in the above table do not include contingent rent based upon sales volume, which amounted to approximately $104.9 million for 2007, or variable costs such as maintenance, insurance and taxes. Our open purchase orders are cancelable without penalty and were excluded from the above table. There were no commercial commitments outstanding as of February 2, 2008 other than as disclosed in the table above, nor have we provided any third-party financial guarantees as of and for the year ended February 2, 2008.

We have not created, and are not party to, any off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.

Other Activities Affecting Liquidity

We have entered into various employment agreements with certain senior executives which provide for future minimum compensation aggregating $2.2 million at February 2, 2008. These agreements, each expiring after a three year period, guarantee a minimum annual salary level and incentive compensation upon achieving specific financial goals. Several agreements provide for a special bonus equal to 50% of the executive’s salary if the executive remains employed with Finlay Jewelry for the duration of the agreement.

Seasonality

Our business is highly seasonal, with a significant portion of our sales and income from operations generated during the fourth quarter of each year, which includes the year-end holiday season. The fourth quarter of 2007 and 2006 each accounted for an average of approximately 43.8% of our annual sales. We have typically experienced net losses in the first three quarters of our fiscal year. During these periods, working capital requirements have been funded by borrowings under the Revolving Credit Agreement. Accordingly, the results for any of the first three quarters of any given fiscal year, taken individually or in the aggregate, are not indicative of annual results. See Note 18 of Notes to Consolidated Financial Statements.

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

Merchandise Inventories

We value our inventories at the lower of cost or market. The cost is determined by the LIFO method utilizing an internally generated index. We determine the LIFO cost on an interim basis by estimating annual inflation trends, annual purchases and ending inventory levels for the fiscal year. Actual annual inflation rates and inventory balances as of the end of any fiscal year may differ from interim estimates, and, as such, estimates are adjusted in the fourth quarter of each year. Factors related to inventories, such as future consumer demand and the economy’s impact on consumer discretionary spending, inventory aging, ability to return merchandise to vendors, merchandise condition and anticipated markdowns, are analyzed to determine estimated net realizable values. An adjustment is recorded to reduce the LIFO cost of inventories, if required, to their estimated net realizable values. Any significant unanticipated changes in the factors above could have a significant impact on the value of the inventories and our reported operating results. Adjustments to earnings resulting from changes in historical loss trends have been insignificant for 2007 and 2006.

We estimate inventory shrinkage for the period from the last inventory date to the end of the reporting period on a store-by-store basis. Our inventory shortage estimate can be affected by changes in merchandise mix and changes in actual shortage trends. The shrinkage rate from the most recent physical inventory, in combination with historical experience, is the basis for estimating shrinkage. As of February 2, 2008, our shrink reserve totaled $0.4 million, compared to $0.2 million as of February 3, 2007. Additionally, during 2007 and 2006, inventory shrinkage amounted to approximately 0.4% and 0.5%, respectively, of sales.

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

Vendor allowances have been accounted for in accordance with the provisions of the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force, (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor” (“EITF No. 02-16”). Vendor allowances provided as a reimbursement of specific, incremental and identifiable costs incurred to promote a vendor’s products are recorded as an SG&A reduction when the cost is incurred. All other vendor allowances are initially deferred with the deferred amounts recognized as a reduction in cost of sales when the related product is sold. In 2007, 2006 and 2005, $8.1 million, $9.7 million and $11.3 million, respectively, of vendor allowances has been reflected as a reduction to cost of sales.

As of February 2, 2008 and February 3, 2007, deferred vendor allowances totaled (i) $7.1 million and $9.4 million, respectively, for owned merchandise, which allowances are included as an offset to merchandise inventories on the Consolidated Balance Sheets, and (ii) $4.4 million and $5.2 million, respectively, for merchandise received on consignment, which allowances are included as deferred income on the Consolidated Balance Sheets.

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

When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we recognize an impairment loss at the time the undiscounted estimated future net cash flows expected to be generated by an asset (or group of assets) is less than its carrying value. We measure impairment losses as the amount by which the asset’s carrying value exceeds its fair value. To the extent future cash flows are less than anticipated, additional impairment charges may result. In 2007, we recorded an impairment charge of $3.0 million to write-off the goodwill related to Congress. We also review the estimated useful lives of the assets and reduce such lives if necessary.

 Revenue Recognition

 We recognize revenue upon the sale of merchandise, either owned or consigned, to our customers, net of anticipated returns and net of sales taxes collected. The provision for sales returns is based on historical evidence of our return rate. As of February 2, 2008 and February 3, 2007, our allowance for sales returns totaled $2.1 million and $1.9 million, respectively. Adjustments to earnings resulting from revisions to estimates on our sales return provision have been insignificant for 2007 and 2006. Layaway deposits are not recognized as sales until fully paid for by the customer and the customer claims the merchandise.

Self-insurance Reserves

We are self-insured for medical and workers’ compensation claims up to certain maximum liability amounts. Although the amounts accrued are determined based on an analysis of historical trends of losses, settlements, litigation costs and other factors, the amounts that we will ultimately disburse could differ materially from the accrued amounts. Self-insurance reserves aggregated $7.7 million and $7.9 million at February 2, 2008 and February 3, 2007, respectively.

Income Taxes

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes,” income taxes must be accounted for by the asset/liability method. The income tax effects of all revenues, expenses, gains, losses and other events that create differences between the tax basis of assets and liabilities and their amounts for financial reporting are required to be recognized. Inherent in the measurement of these tax effects are certain judgments and interpretations of existing tax law and other published guidance as applied to the Company’s operations. Our effective tax rate considers management’s judgment of expected tax liabilities in the various taxing jurisdictions within which it is subject to tax. At any given time, multiple tax years are open to audit by various taxing authorities. The recorded amounts of income tax are subject to adjustment upon audit, changes in interpretation and changes in judgment utilized in determining estimates.

 Accounting for Acquisitions

In November 2007 and November 2006, Finlay Jewelry completed the acquisitions of Bailey Banks & Biddle, and Congress, respectively. In May 2005, Finlay Jewelry completed the acquisition of Carlyle. These acquisitions have been accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”. As such, we have undertaken an analysis of the fair value of identified tangible and intangible assets and liabilities. We utilized estimates to determine the fair value of inventory and certain acquisition costs.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. On December 14, 2007, the FASB issued proposed FASB Staff Position No. FAS 157-b, “Effective Date of FASB Statement No. 157” (the “proposed FSP”). The proposed FSP would amend SFAS No. 157, to delay the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). The proposed FSP defers the effective date of SFAS No. 157 to fiscal years beginning after January 31, 2009. We are subject to the remaining provisions of SFAS No. 157 beginning December 30, 2007. We have not yet determined the impact, if any, that the implementation of SFAS No. 157 will have on our results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to voluntarily choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective beginning February 4, 2008. The Company has decided not to adopt this optional standard.

 In December 2007, the FASB issued SFAS No. 141 (revised 2007), ‘‘Business Combinations’’ (‘‘SFAS No. 141(R)’’), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. SFAS No. 141(R) also states acquisition costs will generally be expensed as incurred, and restructuring costs will be expensed in periods after the acquisition date. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We have not yet determined the impact, if any, that the implementation of the SFAS No. 141(R) will have on our results of operations or financial condition.

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

 Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk through the interest rate on our borrowings under the Revolving Credit Agreement, which has a variable interest rate. Based on the average amounts outstanding under the Revolving Credit Agreement for 2007, a 100 basis point increase in interest rates would have resulted in an increase in interest expense of approximately $1.5 million in 2007. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities.

Commodity Risk

We principally address commodity risk through retail price points. Our commodity risk exposure to diamond, gold and other merchandise categories relates to market price fluctuations and we currently do not engage in any hedging activities.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Management’s Report on Internal Control Over Financial Reporting	F-2

Reports of Independent Registered Public Accounting Firms	F-3

Consolidated Statements of Operations for the years ended February 2, 2008, February 3, 2007 and January 28, 2006	F-8

Consolidated Balance Sheets as of February 2, 2008 and February 3, 2007	F-9

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the years ended February 2, 2008, February 3, 2007 and January 28, 2006	F-10

Consolidated Statements of Cash Flows for the years ended February 2, 2008, February 3, 2007 and January 28, 2006	F-11

Notes to Consolidated Financial Statements for the years ended February 2, 2008, February 3, 2007 and January 28, 2006	F-12

Financial Statement Schedule:
Schedule I – Condensed Financial Information of Registrant	F-36

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no disagreements with our independent registered public accounting firm regarding accounting or financial disclosure matters.

Item 9A. Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Our management’s report on internal control over financial reporting is set forth on page F-2 of this report and is incorporated herein by reference. The effectiveness of our internal control over financial reporting as of February 2, 2008 has been audited by Eisner LLP, independent registered public accounting firm, as stated in its report which is set forth on page F-3 of this report.

Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), carried out an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, the CEO and CFO concluded that the design and operation of these disclosure controls and procedures are effective in ensuring that material financial and non-financial information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company to disclose material information otherwise required to be set forth in our periodic reports.

Changes in Internal Controls over Financial Reporting

The Company’s management, with the participation of the Company’s CEO and CFO, also conducted an evaluation of the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended February 2, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there was no such change during the quarter ended February 2, 2008.

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

Item 9B. Other Information

None.

PART III

Certain information incorporated herein by reference to our Proxy Statement described below is also contained in the Finlay Jewelry Form 10-K for the fiscal year ended February 2, 2008.

Item 10. Directors, Executive Officers and Corporate Governance

In addition to the information set forth below regarding the Company’s executive officers and Codes of Ethics, the information required by this item is incorporated by reference to the sections captioned “Election of Directors,” “Corporate Governance, Board of Directors and Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2008 Annual Meeting of Stockholders.

Executive Officers

Set forth below is certain information with respect to each of the current executive officers of the Company and Finlay Jewelry.

Name	Age	Position
Arthur E. Reiner	67	Chairman of the Board, President and Chief Executive Officer of the Company, Chairman and Chief Executive Officer of Finlay Jewelry and Director
Joseph M. Melvin	57	Executive Vice President and Chief Operating Officer of the Company and President and Chief Operating Officer of Finlay Jewelry
Leslie A. Philip	61	Executive Vice President and Chief Merchandising Officer of the Company and Finlay Jewelry
Edward J. Stein	63	Senior Vice President and Director of Stores of Finlay Jewelry
Joyce Manning Magrini	52	Executive Vice President - Administration of Finlay Jewelry
Bruce E. Zurlnick	56	Senior Vice President, Treasurer and Chief Financial Officer of the Company and Finlay Jewelry

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

Leslie A. Philip has been Executive Vice President and Chief Merchandising Officer of the Company and Finlay Jewelry since May 1997. From May 1995 to May 1997, Ms. Philip was Executive Vice President-Merchandising and Sales Promotion of Finlay Jewelry. From 1993 to May 1995, Ms. Philip was Senior Vice President--Advertising and Sales Promotion of Macy’s, and from 1988 to 1993, Ms. Philip was Senior Vice President--Merchandise--Fine Jewelry at Macy’s. Ms. Philip held various other positions at Macy’s from 1970 to 1988.

Edward J. Stein has been Senior Vice President and Director of Stores of Finlay Jewelry since July 1995. From December 1988 to June 1995, Mr. Stein was Vice President - Regional Supervisor of Finlay Jewelry, and occupied similar positions with Finlay’s predecessors from 1983 to December 1988. Mr. Stein held various other positions at Finlay from 1965 to 1983. Mr. Stein will retire on June 23, 2008.

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

Codes of Ethics

We have adopted Codes of Ethics that apply to all of our directors and employees including, without limitation, our CEO, our CFO and all of our employees performing financial or accounting functions. Our Codes of Ethics are posted on our Web site, www.finlayenterprises.com under the heading “Governance” and are listed as exhibits to this Form 10-K. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendments to, or waivers from, provisions of our Codes of Ethics by posting such information on our Web site at the location specified above. However, the Company may elect to disclose any such amendment or waiver in a report on Form 8-K filed with the Commission either in addition to or in lieu of the Web site disclosure. We will provide to any person without charge, upon request addressed to the Corporate Secretary at Finlay Enterprises, Inc., 529 Fifth Avenue, New York, N.Y. 10017, a copy of the Codes of Ethics.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the sections captioned “Executive Compensation” and “Director Compensation” in our Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the sections captioned “Certain Transactions” and “Corporate Governance, Board of Directors and Committees of the Board” in our Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the section captioned “Principal Accountant Fees and Services” in our Proxy Statement for the 2008 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

(1) Financial Statements.

See Financial Statements Index included in Item 8 of Part II of this Form 10-K.

(2) Financial Statement Schedules.

Schedule I – Condensed Financial Information of Registrant

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

2.1
Agreement and Plan of Merger, dated May 19, 2005, by and among Finlay Jewelry, FFJ Acquisition Corp., Carlyle & Co. Jewelers, certain stockholders of Carlyle & Co. Jewelers and Russell L. Cohen (as stockholders’ agent) (incorporated by reference to Exhibit 2.1 filed as part of the Current Report on Form 8-K filed by the Company on May 25, 2005).

2.2(a)
Asset Purchase Agreement, dated September 27, 2007, by and among Zale Corporation, Zale Delaware, Inc., TXDC, L.P., Finlay Jewelry and, for limited purposes, the Company (incorporated by reference to Exhibit 2.2(a) filed as part of the Quarterly Report on Form 10-Q for the period ended November 3, 2007 filed by the Company on December 13, 2007).

2.2(b)
Letter Agreement, dated November 9, 2007, amending the Asset Purchase Agreement, dated September 27, 2007, by and among Zale Corporation, Zale Delaware, Inc., TXDC, L.P., Finlay Jewelry and, for limited purposes, the Company (incorporated by reference to Exhibit 2.2(b) filed as part of the Quarterly Report on Form 10-Q for the period ended November 3, 2007 filed by the Company on December 13, 2007).

3.1
Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 filed as part of the Annual Report on Form 10-K for the period ended January 28, 1995 filed by the Company on April 12, 1995).

3.2	Amended and Restated By-Laws of the Company, dated as of December 4, 2007 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed December 10, 2007).

4.1	Article Fourth of the Certificate of Incorporation , as amended, and Articles II and VI of the Amended and Restated By-Laws.

4.2	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.2 of Form S-1 Registration Statement, Registration No. 33-88938 filed by the Company on January 31, 1995).

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

4.6
Form of Finlay Jewelry’s 8-3/8% Senior Notes due June 1, 2012 (incorporated by reference to Exhibit 4.6 filed as part of the Annual Report on Form 10-K for the period ended February 3, 2007 filed by the Company on April 19, 2007).

4.7
Registration Rights Agreement, dated as of June 3, 2004, between Finlay Jewelry and Credit Suisse First Boston LLC, J.P. Morgan Securities Inc. and SG Americas Securities, LLC (incorporated by reference to Exhibit 4.4 filed as part of the Quarterly Report on Form 10-Q for the period ended May 1, 2004 filed by the Company on June 10, 2004).

10.1*
Executive Medical Benefits Plan of Finlay Jewelry and the Company (incorporated by reference to Exhibit 10.7 of Form S-1 Registration Statement, Registration No. 33-59434 filed by the Company on March 11, 1993).

10.2(a)*
Employment Agreement, dated as of January 30, 2005, among the Company, Finlay Jewelry and Arthur E. Reiner (including the forms of restricted stock agreements annexed thereto) (incorporated by reference to Exhibit 10.5 filed as part of the Quarterly Report on Form 10-Q for the period ended October 30, 2004 filed by the Company on December 9, 2004).

10.2(a)(i)*
Amendment No. 1 to Employment Agreement, dated as of March 11, 2008, among the Company, Finlay Jewelry and Arthur E. Reiner (incorporated by reference to Exhibit 10.1 filed as part of the Current Report on Form 8-K filed by the Company on March 14, 2008).

10.2(b)*
Employment Agreement dated as of June 16, 2005 between Joseph M. Melvin and Finlay Jewelry (incorporated by reference to Exhibit 10.1 filed as part of the Current Report on Form 8-K filed by the Company on June 22, 2005).

10.2(c)*
Employment Agreement dated as of June 16, 2005 between Leslie A. Philip and Finlay Merchandising & Buying, Inc. (incorporated by reference to Exhibit 10.2 filed as part of the Current Report on Form 8-K filed by the Company on June 22, 2005).

10.2(d)*
Employment Agreement dated as of June 16, 2005 between Joyce Manning Magrini and Finlay Jewelry (incorporated by reference to Exhibit 10.3 filed as part of the Current Report on Form 8-K filed by the Company on June 22, 2005).

10.2(e)*
Employment Agreement dated as of February 28, 2006 between Bruce E. Zurlnick and Finlay Jewelry (incorporated by reference to Exhibit 10.1 filed as part of the Current Report on Form 8-K filed by the Company on March 8, 2006).

10.2(f)*
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

10.4(a)*
Long Term Incentive Plan of the Company (incorporated by reference to Exhibit 19.6 filed as part of the Quarterly Report on Form 10-Q for the period ended May 1, 1993 filed by the Company on June 30, 1993).

10.4(b)*
Amendment No. 1 to the Company’s Long Term Incentive Plan (incorporated by reference to Exhibit 10.14(b) of the Form S-1 Registration Statement, Registration No. 33-88938 filed by the Company on January 31, 1995).

10.4(c)*
Amendment to the Company’s Long Term Incentive Plan, effective September 28, 2001 (incorporated by reference to Exhibit 10.11(c) filed as part of the Annual Report on Form 10-K for the period ended February 2, 2002 filed by the Company on April 29, 2002).

10.4(d)*
Form of Agreement and Certificate of Option Pursuant to the Long Term Incentive Plan of the Company (incorporated by reference to Exhibit 10.1 filed as part of the Quarterly Report on Form 10-Q for the period ended July 31, 1993 filed by the Company on September 14, 1993).

10.5(a)*
1997 Long Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.12 filed as part of the Annual Report on Form 10-K for the period ended February 2, 2002 filed by the Company on April 29, 2002).

10.5(b)*	Amendment to the Company’s 1997 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 filed as part of the Current Report on Form 8-K filed by the Company on September 10, 2004).

10.5(c)*
Amendment to the Company’s 1997 Long Term Incentive Plan, effective May 8, 2006 (incorporated by reference to Exhibit 10.1 filed as part of the Current Report on Form 8-K filed by the Company on June 26, 2006).

10.5(d)*
Amendment, dated February 27, 2007, to the Company’s 1997 Long Term Incentive Plan (incorporated by reference to Exhibit 10.5(d) filed as part of the Annual Report on Form 10-K for the period ended February 3, 2007 filed by the Company on April 19, 2007).

10.6(a)*
The Company’s Executive Deferred Compensation and Stock Purchase Plan (incorporated by reference to Exhibit 10.1 filed as part of Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the period ended August 2, 2003 filed by the Company on September 19, 2003).

10.6(b)*
Amendment No. 1, dated June 19, 2003, to the Company’s Executive Deferred Compensation and Stock Purchase Plan (incorporated by reference to Exhibit 10.2 filed as part of Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the period ended August 2, 2003 filed by the Company on September 19, 2003).

10.6(c)*
Amendment, dated February 27, 2007, to the Company's Executive Deferred Compensation and Stock Purchase Plan (incorporated by reference to Exhibit 10.6(c) filed as part of the Annual Report on Form 10-K for the period ended February 3, 2007 filed by the Company on April 19, 2007).

10.6(d)*
Form of Deferral Agreement under the Company’s Executive Deferred Compensation and Stock Purchase Plan (incorporated by reference to Exhibit 10.5 filed as part of the Quarterly Report on Form 10-Q for the period ended November 1, 2003 filed by the Company on December 10, 2003).

10.7(a)*
The Company’s Director Deferred Compensation and Stock Purchase Plan (incorporated by reference to Exhibit 10.3 filed as part of Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the period ended August 2, 2003 filed by the Company on September 19, 2003).

10.7(b)*
Form of Deferral Agreement under the Company’s Director Deferred Compensation and Stock Purchase Plan (incorporated by reference to Exhibit 10.4 filed as part of the Quarterly Report on Form 10-Q for the period ended November 1, 2003 filed by the Company on December 10, 2003).

10.8(g)
Fourth Amended and Restated Credit Agreement, dated November 9, 2007, among Finlay Jewelry, Carlyle & Co. Jewelers LLC, L. Congress, Inc., the Company, General Electric Capital Corporation, individually and in its capacity as administrative agent, Wachovia Bank, N.A., individually and in its capacity as documentation agent, and certain other lenders and financial institutions parties thereto (incorporated by reference to Exhibit 10.8(a) filed as part of the Quarterly Report on Form 10-Q for the period ended November 3, 2007 filed by the Company on December 13, 2007).

10.9
Amended and Restated Guaranty, dated as of January 22, 2003, by Finlay Jewelry, Inc. (“FJI”), Finlay Merchandising & Buying, Inc. (“Finlay Merchandising & Buying”) and eFinlay, Inc. (“eFinlay”) (incorporated by reference to Exhibit 10.11 filed as part of the Annual Report on Form 10-K for the period ended February 1, 2003 filed by the Company on May 1, 2003).

10.10(a)
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

10.17*
Restricted Stock Agreement, dated as of August 14, 2003, between the Company and Arthur E. Reiner (incorporated by reference to Exhibit 10.2 filed as part of the Quarterly Report on Form 10-Q for the period ended November 1, 2003 filed by the Company on December 10, 2003).

10.18*
Form of Restricted Stock Agreement entered into by the Company in connection with October 2003 restricted stock awards under the Company’s 1997 Long Term Incentive Plan (incorporated by reference to Exhibit 10.3 filed as part of the Quarterly Report on Form 10-Q for the period ended November 1, 2003 filed by the Company on December 10, 2003).

10.19*
Form of Restricted Stock Agreement entered into by the Company in connection with restricted stock awards under the Company’s 1997 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 filed as part of the Quarterly Report on Form 10-Q for the period ended May 1, 2004 filed by the Company on June 10, 2004).

10.21*	Description of Director and Named Executive Officer Compensation.

10.22*
Finlay Executive Severance Pay Plan, effective February 28, 2006 (incorporated by reference to Exhibit 10.22 filed as part of the Annual Report on Form 10-K for the period ended February 3, 2007 filed by the Company on April 19, 2007).

10.23*	Finlay Enterprises, Inc. 2007 Long Term Incentive Plan (incorporated by reference to Annex B to the Company’s Proxy Statement filed May 22, 2007).

10.23(a)*
Form of Registered Stock Agreement under the 2007 Long Term Incentive Plan (incorporated by reference to Exhibit 10.23(a) filed as part of the Current Report on Form 8-K filed by the Company on June 25, 2007).

10.23(b)*
Form of Registered Stock Agreement under the 2007 Long Term Incentive Plan (incorporated by reference to Exhibit 10.23(b) filed as part of the Current Report on Form 8-K filed by the Company on June 25, 2007).

10.23(c)*
Form of Agreement and Certificate of Option pursuant to the 2007 Long Term Incentive Plan (incorporated by reference to Exhibit 10.23(c) filed as part of the Current Report on Form 8-K filed by the Company on June 25, 2007).

10.23(d)*
Form of Agreement and Certificate of Option pursuant to the 2007 Long Term Incentive Plan (incorporated by reference to Exhibit 10.23(d) filed as part of the Current Report on Form 8-K filed by the Company on June 25, 2007).

10.24*	Finlay Enterprises, Inc. Cash Bonus Plan, effective as of June 19, 2007 (incorporated by reference to Annex C to the Company’s Proxy Statement filed May 22, 2007).

10.25*
Severance Agreement and General Release between Finlay Jewelry and Edward J. Stein, dated March 27, 2008 (incorporated by reference to Exhibit 10.25 filed as part of the Current Report on Form 8-K filed by the Company on March 31, 2008).

10.26*
Finlay Jewelry Change of Control Executive Severance Plan, effective March 11, 2008 (incorporated by reference to Exhibit 10.2 filed as part of the Current Report on Form 8-K filed by the Company on March 14, 2008).

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

14.2
Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.2 filed as part of the Annual Report on Form 10-K for the period ended February 3, 2007 filed by the Company on April 19, 2007).

18.1
Preferability letter from Deloitte & Touche LLP regarding change in inventory valuation methodology (incorporated by reference to Exhibit 18 filed as part of the Quarterly Report on Form 10-Q for the period ended October 30, 2004 filed by the Company on December 9, 2004).

21.1	Subsidiaries of the Company.

23.1	Consent of Eisner LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

23.3	Consent of Cherry, Bekaert & Holland L.L.P., Independent Registered Public Accounting Firm.

31.1	Certification of principal executive officer pursuant to the Sarbanes-Oxley Act of 2002, Section 302.

31.2	Certification of principal financial officer pursuant to the Sarbanes-Oxley Act of 2002, Section 302.

32.1	Certification of principal executive officer pursuant to the Sarbanes-Oxley Act of 2002, Section 906.

32.2	Certification of principal financial officer pursuant to the Sarbanes-Oxley Act of 2002, Section 906.

*	Indicates management contract or compensatory plan or arrangement.

(b)	Exhibits - See exhibit index included in Item 15(a)(3) of Part IV of this Form 10-K.

(c)  Financial Statement Schedules – See Item 15(a)(2) of Part IV of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Finlay Enterprises, Inc.

Date: April 17, 2008	By:	/s/ ARTHUR E. REINER
Arthur E. Reiner
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ ARTHUR E. REINER	Chairman of the Board, President,	April 17, 2008
Arthur E. Reiner	Chief Executive Officer and Director
(Principal Executive Officer)

/s/ BRUCE E. ZURLNICK	Senior Vice President, Treasurer and	April 17, 2008
Bruce E. Zurlnick	Chief Financial Officer (Principal
Financial and Accounting Officer)

/s/ DAVID B. CORNSTEIN	Director	April 17, 2008
David B. Cornstein

/s/ ROHIT M. DESAI	Director	April 17, 2008
Rohit M. Desai

/s/ ELLEN R. LEVINE	Director	April 17, 2008
Ellen R. Levine

/s/ LOUIS LIPSCHITZ	Director	April 17, 2008
Louis Lipschitz

/s/ NORMAN S. MATTHEWS	Director	April 17, 2008
Norman S. Matthews

/s/ CHARLES E. MCCARTHY	Director	April 17, 2008
Charles E. McCarthy

/s/ THOMAS M. MURNANE	Director	April 17, 2008
Thomas M. Murnane

FINLAY ENTERPRISES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

Management’s Report on Internal Control Over Financial Reporting	F-2

Reports of Independent Registered Public Accounting Firms	F-3

Consolidated Statements of Operations for the years ended February 2, 2008, February 3, 2007 and January 28, 2006	F-8

Consolidated Balance Sheets as of February 2, 2008 and February 3, 2007	F-9

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the years ended February 2, 2008, February 3, 2007 and January 28, 2006	F-10

Consolidated Statements of Cash Flows for the years ended February 2, 2008, February 3, 2007 and January 28, 2006	F-11

Notes to Consolidated Financial Statements for the years ended February 2, 2008, February 3, 2007 and January 28, 2006	F-12

Financial Statement Schedule:
Schedule I - Condensed Financial Information of Registrant	F-36

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of February 2, 2008.

We excluded from our assessment any changes in internal control over financial reporting with respect to Bailey Banks & Biddle, which was acquired in November 2007, and whose financial statements reflect total assets and net sales constituting 31% and 12%, respectively, of the related consolidated financial statement amounts as of and for the year ended February 2, 2008.

The effectiveness of our internal control over financial reporting as of February 2, 2008 has been audited by Eisner LLP, independent registered public accounting firm, as stated in its report which is set forth on page F-3 of this report.

/s/ ARTHUR E. REINER
Arthur E. Reiner
President and Chief Executive Officer

/s/ BRUCE E. ZURLNICK
Bruce E. Zurlnick
Senior Vice President, Treasurer
and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Finlay Enterprises, Inc.

We have audited Finlay Enterprises, Inc. and subsidiaries’ (the "Company") internal control over financial reporting as of February 2, 2008, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our audit did not include the internal controls over financial reporting of Bailey Banks & Biddle because they were acquired by the Company in November 2007. Bailey Banks & Biddle constituted approximately $225,795,000 of total assets and approximately $97,408,000 of net sales of the related consolidated financial statement amounts as of and for the year ended February 2, 2008.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of February 2, 2008, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for the year then ended, and our report dated April 14, 2008 expressed an unqualified opinion thereon.

/s/ Eisner LLP

New York, New York
April 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Finlay Enterprises, Inc.

We have audited the accompanying consolidated balance sheet of Finlay Enterprises, Inc. and subsidiaries (the "Company") as of February 2, 2008, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15 insofar as it relates to the period referred to above. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Finlay Enterprises, Inc. and subsidiaries as of February 2, 2008 and the consolidated results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 2, 2008, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 14, 2008 expressed an unqualified opinion thereon.

/s/ Eisner LLP

New York, New York
April 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
of Finlay Enterprises, Inc.:

We have audited the accompanying consolidated balance sheet of Finlay Enterprises, Inc. and subsidiaries (the “Company”) as of February 3, 2007, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the two years in the period ended February 3, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Carlyle & Co. Jewelers (a wholly-owned subsidiary of Finlay Fine Jewelry Corporation), which statements reflect total assets constituting $75,634,000 and $62,323,000 of consolidated total assets as of February 3, 2007 and January 28, 2006, respectively, and total net sales constituting $101,572,000 and $69,490,000 of consolidated total net sales for the years ended February 3, 2007 and January 28, 2006, respectively. Such financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Carlyle & Co. Jewelers, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Finlay Enterprises, Inc. and subsidiaries as of February 3, 2007, and the results of their operations and their cash flows for each of the two years in the period ended February 3, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2, to the Notes to Consolidated Financial Statements the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on January 29, 2006.

Also, as discussed in Note 2, the accompanying February 3, 2007 and January 28, 2006 Statements of Operations have been restated for discontinued operations, in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

/s/ DELOITTE & TOUCHE LLP

New York, New York
April 19, 2007 (April 14, 2008 as to the effects of the restatement and discontinued operations discussed in Note 2)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Carlyle & Co. Jewelers Greensboro, North Carolina

We have audited the balance sheet of Carlyle & Co. Jewelers, a wholly-owned subsidiary of Finlay Fine Jewelry Corporation, (the “Company”), as of February 3, 2007, and the related statements of operations and retained earnings, and cash flows for the year ended February 3, 2007 and the 37 week period ended January 28, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carlyle & Co. Jewelers, a wholly-owned subsidiary of Finlay Fine Jewelry Corporation, as of February 3, 2007, and the results of their operations and their cash flows for the year ended February 3, 2007 and the 37 week period ended January 28, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ CHERRY, BEKAERT & HOLLAND L.L.P.

Raleigh, North Carolina
April 19, 2007

FINLAY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended
	February 2, 2008	February 3, 2007	January 28, 2006

Sales	$835,892	$739,021	$689,495
Cost of sales	455,664	392,012	352,407
Gross margin	380,228	347,009	337,088
Selling, general and administrative expenses	347,255	322,676	304,525
Depreciation and amortization	15,545	14,756	14,524
Impairment of goodwill	3,009	-	77,288
Income (loss) from operations	14,419	9,577	(59,249)
Interest expense, net	30,586	23,377	21,801
Other expense	-	-	79
Loss from continuing operations before income taxes	(16,167)	(13,800)	(81,129)
Benefit for income taxes	(5,882)	(5,751)	(6,937)
Loss from continuing operations	(10,285)	(8,049)	(74,192)
Discontinued operations, net of tax	236	12,457	18,456
Net income (loss)	$(10,049)	$4,408	$(55,736)

Net income (loss) per share applicable to common shares:
Basic net income (loss) per share:
Loss from continuing operations	$(1.13)	$(0.89)	$(8.26)
Discontinued operations, net of tax	0.03	1.38	2.05
Basic net income (loss) per share	$(1.10)	$0.49	$(6.21)

Diluted net income (loss) per share:
Loss from continuing operations	$(1.13)	$(0.89)	$(8.26)
Discontinued operations, net of tax	0.03	1.38	2.05
Diluted net income (loss) per share	$(1.10)	$0.49	$(6.21)

Weighted average shares and share equivalents outstanding:
Basic	9,102,601	9,016,730	8,980,621
Diluted	9,102,601	9,016,730	8,980,621

The accompanying notes are an integral part of these consolidated financial statements.

FINLAY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	February 2, 2008	February 3, 2007
ASSETS
Current assets:
Cash and cash equivalents	$5,358	$2,415
Accounts receivable	13,793	26,271
Other receivables	1,590	2,314
Merchandise inventories	611,488	430,479
Prepaid expenses and other	7,236	4,356
Total current assets	639,465	465,835
Fixed assets:
Building, equipment, fixtures and leasehold improvements	112,079	98,229
Less – accumulated depreciation and amortization	41,887	43,236
Fixed assets, net	70,192	54,993
Deferred charges and other assets, net	27,431	13,517
Goodwill	-	3,009
Total assets	$737,088	$537,354

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$224,231	$45,876
Accounts payable – trade (including cash overdraft of $7,209 and $4,891 at February 2, 2008 and February 3, 2007, respectively)	110,475	85,053
Accrued liabilities:
Accrued salaries and benefits	15,799	16,940
Accrued miscellaneous taxes	7,162	7,226
Accrued interest	3,494	2,874
Deferred income	4,364	5,206
Deferred income taxes	16,009	13,322
Other	29,515	16,394
Income taxes payable	5,660	13,471
Total current liabilities	416,709	206,362
Long-term debt	200,000	200,000
Deferred income taxes	3,593	7,827
Other non-current liabilities	3,278	936
Total liabilities	623,580	415,125
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common Stock, par value $.01 per share; authorized 25,000,000 shares; issued 11,514,359 and 11,348,017 shares, at February 2, 2008 and February 3, 2007, respectively	114	113
Additional paid-in capital	95,613	92,999
Retained earnings	45,632	56,704
Less treasury stock, of 2,302,597 and 2,227,366 shares, at February 2, 2008 and February 3, 2007, respectively, at cost	(27,851)	(27,587)
Total stockholders’ equity	113,508	122,229
Total liabilities and stockholders’ equity	$737,088	$537,354

The accompanying notes are an integral part of these consolidated balance sheets.

FINLAY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data)

					Accumulated Other Comprehensive Income (Loss)/ Unamortized
	Common Stock		Additional		Restricted		Total
	Number		Paid-in	Retained	Stock	Treasury	Stockholders’	Comprehensive
	of Shares	Amount	Capital	Earnings	Compensation	Stock	Equity	Income (Loss)
Balance, January 29, 2005	8,989,377	$112	$90,048	$108,032	$(1,612)	$(27,399)	$169,181
Net loss	-	-	-	(55,736)	-	-	(55,736)	$(55,736)
Change in fair value of gold forward contracts, net of tax	-	-	-	-	476	-	476	476
Comprehensive loss								$(55,260)
Exercise of stock options and related tax benefit	17,333	-	209	-	-	-	209
Issuance of restricted stock and restricted stock units	-	-	2,248	-	(1,309)	-	939
Amortization of restricted stock compensation and restricted stock units	-	-	-	-	1,216	-	1,216
Balance, January 28, 2006	9,006,710	112	92,505	52,296	(1,229)	(27,399)	116,285
Net income	-	-	-	4,408	-	-	4,408	$4,408
Change in fair value of gold forward contracts, net of tax	-	-	-	-	(364)	-	(364)	(364)
Comprehensive income								$4,044
Issuance of common stock	132,403	1	-	-	-	-	1
Reversal of unamortized restricted stock compensation	-	-	(1,593)	-	1,593	-	-
Exercise of stock options and related tax benefit	1,000	-	8	-	-	-	8
Stock options expense	-	-	95	-	-	-	95
Issuance of restricted stock and restricted stock units	-	-	565	-	-	-	565
Amortization of restricted stock compensation and restricted stock units	-	-	1,419	-	-	-	1,419
Purchase of treasury stock (Note 10)	(19,462)	-	-	-	-	(188)	(188)
Balance, February 3, 2007	9,120,651	113	92,999	56,704	-	(27,587)	122,229
Net loss	-	-	-	(10,049)	-	-	(10,049)	$(10,049)
Comprehensive loss								$(10,049)
Effect of adoption of FIN 48	-	-	-	(1,023)	-	-	(1,023)
Issuance of common stock	166,342	1	-	-	-	-	1
Award of restricted stock units	-	-	856	-	-	-	856
Amortization of restricted stock compensation and restricted stock units	-	-	1,758	-	-	-	1,758
Purchase of treasury stock (Note 10)	(75,231)	-	-	-	-	(264)	(264)
Balance, February 2, 2008	9,211,762	$114	$95,613	$45,632	$-	$(27,851)	$113,508

The accompanying notes are an integral part of these consolidated financial statements.

FINLAY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	February 2, 2008	February 3, 2007	January 28, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(10,049)	$4,408	$(55,736)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Impairment of goodwill	3,009	-	77,288
Depreciation and amortization	15,718	18,397	19,125
Loss on disposal of fixed assets	330	6,072	182
Write-off of deferred financing costs	1,213	-	-
Amortization of deferred financing costs	1,206	1,319	1,185
Amortization of restricted stock compensation and restricted stock units	1,758	1,419	1,216
Deferred income tax provision	(1,547)	(1,409)	(5,457)
Other, net	375	(265)	106
Changes in operating assets and liabilities, net of effects from acquisitions (Note 3):
(Increase) decrease in accounts and other receivables	13,202	4,810	(23,057)
(Increase) decrease in merchandise inventories	29,953	(33,069)	1,989
(Increase) decrease in prepaid expenses and other	96	87	(262)
Increase (decrease) in accounts payable and accrued liabilities	18,244	(45,010)	10,730
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	73,508	(43,241)	27,309

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment, fixtures and leasehold improvements	(13,406)	(11,834)	(11,869)
Acquisition of Bailey Banks & Biddle, net of cash acquired	(230,131)	-	-
Acquisition of Congress, net of cash acquired	-	(6,260)	-
Acquisition of Carlyle, net of cash acquired	-	-	(28,790)
Deferred charges and other assets	(82)	-	-
NET CASH USED IN INVESTING ACTIVITIES	(243,619)	(18,094)	(40,659)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facility	914,911	794,138	733,314
Principal repayments on revolving credit facility	(736,556)	(748,262)	(733,314)
Payment of Congress debt assumed upon acquisition	-	(10,031)	-
Payment of Carlyle debt assumed upon acquisition	-	-	(17,137)
Capitalized financing costs	(7,355)	(700)	(311)
Bank overdraft	2,318	594	(5,600)
Purchase of treasury stock	(264)	(188)	-
Stock options exercised	-	8	146
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	173,054	35,559	(22,902)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,943	(25,776)	(36,252)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,415	28,191	64,443
CASH AND CASH EQUIVALENTS, END OF YEAR	$5,358	$2,415	$28,191

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$28,856	$23,033	$23,213
Income taxes paid	$3,318	$11,121	$7,159

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Tax benefit from exercise of stock options	$-	$-	$63
Award of vested participant restricted stock units	$864	$643	$734
Accrual for purchases of fixed assets	$1,347	$3,436	$2,548
Reclassification of other receivables to merchandise inventories	$-	$49,068	$-

The accompanying notes are an integral part of these consolidated financial statements.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Finlay Enterprises, Inc. (the “Company”, the “Registrant”, “we”, “us” and “our”), a Delaware corporation, conducts business through its wholly-owned subsidiary, Finlay Fine Jewelry Corporation and its wholly-owned subsidiaries (“Finlay Jewelry”). References to “Finlay” mean collectively, the Company and Finlay Jewelry. We are a retailer of fine jewelry products and operate licensed fine jewelry departments in department stores and specialty jewelry stores throughout the United States. All references herein to licensed departments refer to fine jewelry departments operated pursuant to license agreements with host department stores and all references herein to stand-alone jewelry stores refer to our specialty jewelry stores.

In May 2005, Finlay Jewelry completed the acquisition of Carlyle & Co. Jewelers (“Carlyle”). Carlyle currently operates 32 specialty jewelry stores in nine states located primarily in the southeastern United States under the Carlyle & Co., J.E. Caldwell & Co. and Park Promenade trade names.

In November 2006, Finlay Jewelry completed the acquisition of L. Congress, Inc. (“Congress”). Congress currently operates five specialty jewelry stores in southwest Florida.

In November 2007, Finlay Jewelry completed the acquisition of substantially all of the assets and specified liabilities of the Bailey Banks & Biddle division of Zale Corporation, a chain of 70 stand-alone stores in 24 states with a focus on the luxury market, offering jewelry and watches under high-end name brands.

Results of operations of acquired businesses are included in the accompanying Consolidated Statements of Operations since the date of acquisition.

As a result of the store closings in 2006 associated with Macy’s, Inc. (“Macy’s”) formerly known as Federated Department Stores, Inc. and The May Department Stores Company (“May”) merger, the results of operations for the 194 departments that were either divested or phased into the Macy’s East or Macy’s West divisions have been segregated from those of continuing operations, net of tax, and classified as discontinued operations. Additionally, as a result of the decision by Belk, Inc. (“Belk”) not to renew Finlay Jewelry’s license agreement, the results of operations of the 75 Belk departments that closed in January 2007 have been segregated from those of continuing operations, net of tax, and classified as discontinued operations. Further, as a result of Belk’s acquisition of Parisian from Saks, Inc. (“Saks”) in October 2006, 33 Parisian departments closed in July 2007. The results of operations for these departments have also been reclassified as discontinued operations. Unless otherwise indicated, the following discussion relates to our continuing operations. See Note 14 for additional information regarding discontinued operations and Note 19 for subsequent events.

In November 2007, Finlay Jewelry’s revolving credit agreement with General Electric Capital Corporation (“G.E. Capital”) and certain other lenders was amended and restated (the “Revolving Credit Agreement”). The Revolving Credit Agreement, which matures in November 2012, provides Finlay Jewelry with a senior secured revolving line of credit up to $550.0 million (the “Revolving Credit Facility”).

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

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year: Our fiscal year ends on the Saturday closest to January 31. References to 2008, 2007, 2006 and 2005 relate to the fiscal year ending on January 31, 2009 and the fiscal years ended on February 2, 2008, February 3, 2007 and January 28, 2006, respectively. Each of the fiscal years includes 52 weeks, except 2006, which includes 53 weeks.

Cash and Cash Equivalents: We consider cash on hand and deposits in money market funds as cash and cash equivalents. The majority of payments due from third-parties for credit card and debit card transactions process within 24-48 hours, and, as such, are classified as cash and cash equivalents. Amounts due from third parties for these transactions totaled $2.7 million and $0.6 million at February 2, 2008 and February 3, 2007, respectively.

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

In past years, the Company has from time to time entered into forward contracts based upon the anticipated sales of consigned gold merchandise. These contracts aided our efforts in hedging against the risk of gold price fluctuations, as the cost of gold for our consigned gold merchandise was not fixed until the merchandise was sold. For the years ended February 3, 2007 and January 28, 2006, the gain/loss on open forward contracts was not material.

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

We designated our existing derivative instruments, consisting of gold forward contracts, as cash flow hedges. For derivative instruments designated as cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income, a separate component of stockholders’ equity, and is reclassified into cost of sales when the offsetting effects of the hedged transaction impact earnings. Changes in the fair value of the derivative attributable to hedge ineffectiveness are recorded in earnings immediately.

Stock Based Compensation: Effective January 29, 2006, we began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), as interpreted by the Securities and Exchange Commission (the “Commission”) Staff Accounting Bulletin No. 107 (“SAB No. 107”). Prior to January 29, 2006, we had accounted for stock options according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, under which  no compensation expense was recorded for awards granted without intrinsic value. We adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, have not retroactively adjusted results from prior periods. Under this method, compensation cost recorded for stock options during 2006 included amortization of the remaining unvested portion of the stock option awards granted prior to January 29, 2006, based on the estimated fair value. Moreover, in accordance with the provisions of SFAS No. 123R, we reversed the balance in deferred compensation to additional paid-in-capital on our Consolidated Balance Sheets upon adoption of SFAS No. 123R.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Software Development Costs: Software development costs have been accounted for in accordance with Statement of Position (the “SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. The SOP states that software development costs that are incurred in the preliminary project stage are expensed as incurred. Once the specified criteria of the SOP have been met, internal and external direct costs incurred in developing or obtaining computer software as well as related interest costs are capitalized. Training and data conversion costs are expensed as incurred. In addition, costs incurred for the routine operation and maintenance of management information systems and software are expensed as incurred. Amortization is computed by the straight-line method over the estimated useful lives of the software ranging from three to seven years.

Included in Deferred charges and other assets, net in the accompanying Consolidated Balance Sheets at both February 2, 2008 and February 3, 2007, are capitalized software costs of $20.6 million and $23.0 million, respectively, and accumulated amortization of $19.7 million and $19.0 million, respectively.

Net Income (Loss) per share: Net income (loss) per share has been computed in accordance with SFAS No. 128, “Earnings per Share”. Basic and diluted net income (loss) per share were calculated using the weighted average number of shares outstanding during each period, with options to purchase common stock, par value $0.01 per share (“Common Stock”), restricted stock and restricted stock units, included in diluted net income (loss) per share, using the treasury stock method, to the extent that such options, restricted stock and restricted stock units were dilutive. As we had a loss from continuing operations for 2007, 2006 and 2005, the stock options, restricted stock and restricted stock units are not considered in the calculation of diluted net loss per share due to their antidilutive effect. As a result, the weighted average number of shares outstanding used for basic and diluted net loss per share calculations were the same. Total stock options, restricted stock and restricted stock units outstanding were 1,441,618, 1,451,481 and 1,411,094 at February 2, 2008, February 3, 2007 and January 28, 2006, respectively, with option prices ranging from $2.71 to $24.31 per share.

Deferred Financing Costs: Deferred financing costs are amortized over the term of the related debt agreements using the straight line method, which approximates the effective interest method. Net deferred financing costs totaled $9.4 million at February 2, 2008 and $4.4 million at February 3, 2007, net of accumulated amortization of $2.6 million and $3.5 million, respectively. The deferred financing costs are reflected as a component of Deferred charges and other assets, net in the accompanying Consolidated Balance Sheets. Amortization of deferred financing costs for 2007, 2006 and 2005 totaled $1.2 million, $1.3 million and $1.2 million, respectively, and have been recorded as a component of Interest expense, net in the accompanying Consolidated Statements of Operations. In 2007, we recorded a $1.2 million write-off of deferred financing costs in connection with the amended and restated Revolving Credit Agreement, which is also included in interest expense, net. Refer to Note 8 for additional information regarding deferred financing costs.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition: We recognize revenue upon the sale of merchandise, either owned or consigned, to our customers, net of anticipated returns and net of sales taxes collected. The provision for sales returns is based on our historical return rate. Our stand-alone jewelry stores offer its customers a layaway plan that allows them to set merchandise aside and pay for it over a period of time with no finance charges. Receipts of layaway deposits are recorded as a liability on the accompanying Consolidated Balance Sheets and are included in other current liabilities, which totaled approximately $1.6 million and $0.7 million at February 2, 2008, and February 3, 2007, respectively. Layaway deposits are not recognized as sales until fully paid for by the customer and the customer claims the merchandise.

Cost of Sales: Cost of sales includes the cost of merchandise sold, repair expense, shipping, shrinkage and inventory losses. Store payroll, buying and occupancy costs such as license fees and lease expense are reflected in Selling, general and administrative expenses (“SG&A”) in the accompanying Consolidated Statements of Operations.

Advertising Costs: All costs associated with advertising are expensed in the month that the advertising takes place. For 2007, 2006 and 2005, gross advertising expenses were $38.9 million, $32.8 million and $31.1 million, respectively, and are included in SG&A in the accompanying Consolidated Statements of Operations.

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

As of February 2, 2008 and February 3, 2007, deferred vendor allowances totaled (i) $7.1 million and $9.4 million, respectively, for owned merchandise, which allowances are included as an offset to Merchandise inventories in the accompanying Consolidated Balance Sheets, and (ii) $4.4 million and $5.2 million, respectively, for merchandise received on consignment, which allowances are included as Deferred income in the accompanying Consolidated Balance Sheets.

Store Opening Costs: The cost of opening new locations are expensed as incurred.

Fair Value of Financial Instruments: Cash, accounts receivable, short-term borrowings, accounts payable and accrued liabilities are reflected in the accompanying Consolidated Financial Statements at fair value due to the short-term maturity of these instruments. The fair value of our debt is disclosed in Note 8.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting for the Impairment of Long-Lived Assets: SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement extends the reporting requirements to include reporting separately as discontinued operations, components of an entity that have either been disposed of or classified as held-for-sale. Refer to Note 14 for additional information regarding discontinued operations.

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

Goodwill: As goodwill has an indefinite life, we are required to perform an assessment of goodwill impairment each year or as impairment indicators arise in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). As of January 29, 2005, we had $77.3 million of goodwill. During 2005, an impairment of goodwill was recorded and the entire balance was eliminated. Further, as a result of the Congress acquisition in 2006, goodwill of $3.0 million was recorded. During the fourth quarter of 2007, an impairment of goodwill was recorded and the Congress goodwill was eliminated. Refer to Note 7.

Intangible Assets: As a result of the acquisitions discussed in Note 3, tradenames and other intangible assets were recorded and are included in Deferred charges and other assets, net in the accompanying Consolidated Balance Sheets. Indefinite lived intangible assets, consisting of tradenames, are tested for impairment each year or as impairment indicators arise in accordance with SFAS No. 142. The other intangible assets are amortized on a straight-line basis over their useful lives and the weighted average amortization period is 6.0 years. The amortization over the next five years is approximately $0.3 million per year. Following is a summary of our intangible assets (dollars in thousands):

	Trade- names	Other	Total
Balance at January 28, 2006	$580	$192	$772
Intangible assets acquired	1,700	600	2,300
Amortization	-	(55)	(55)
Balance at February 3, 2007	2,280	737	3,017
Intangible assets acquired	11,041	1,107	12,148
Amortization	-	(188)	(188)
Balance at February 2, 2008	$13,321	$1,656	$14,977

The increase in intangible assets during 2007 is due to the acquisition of Bailey Banks & Biddle in November 2007.

Seasonality: A significant portion of our revenues are generated in the fourth quarter due to the seasonality of the retail industry. As such, results for interim periods are not indicative of annual results. Refer to Note 18 for unaudited quarterly financial data.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

New Accounting Pronouncements: In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. On December 14, 2007, the FASB issued proposed FASB Staff Position No. FAS 157-b, “Effective Date of FASB Statement No. 157” (the “proposed FSP”). The proposed FSP would amend SFAS No. 157, to delay the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). The proposed FSP defers the effective date of SFAS No. 157 to fiscal years beginning after January 31, 2009. We are subject to the remaining provisions of SFAS No. 157 beginning December 30, 2007. We have not yet determined the impact, if any, that the implementation of SFAS No. 157 will have on our results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to voluntarily choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective beginning February 4, 2008. The Company has decided not to adopt this optional standard.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), ‘‘Business Combinations’’ (‘‘SFAS No. 141(R)’’) which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. SFAS No. 141(R) also states acquisition costs will generally be expensed as incurred, and restructuring costs will be expensed in periods after the acquisition date. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We have not yet determined the impact, if any, that the implementation of SFAS No. 141(R) will have on our results of operations or financial condition.

NOTE 3 – BUSINESS ACQUISITIONS

Bailey Banks & Biddle Acquisition

In November 2007, Finlay Jewelry completed the acquisition of substantially all of the assets and specified liabilities of Bailey Banks & Biddle. The purchase price was approximately $200.0 million, plus transaction fees of approximately $4.1 million, and was financed with borrowings under the Revolving Credit Agreement. A post-closing inventory adjustment of approximately $31.6 million was also financed under the Revolving Credit Agreement, with $26.0 million paid in November 2007 and the balance paid in February 2008. The acquisition was undertaken to complement and diversify our existing business and provides us with the opportunity to increase our presence in the specialty jewelry store and high-end sector.

The Bailey Banks & Biddle acquisition has been accounted for as a purchase, and accordingly, the operating results of Bailey Banks & Biddle have been included in our consolidated financial statements since the date of acquisition. The following table summarizes the fair values of the assets and liabilities at the date of acquisition (dollars in thousands):

Cash	$42
Merchandise inventories	210,962
Prepaid expenses and other current assets	2,976
Property and equipment	16,718
Tradenames and other intangible assets	12,148
Liabilities assumed	(7,114)
Net assets acquired	$235,732

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – BUSINESS ACQUISITIONS (continued)

Bailey Banks & Biddle Acquisition (continued)

The following consolidated unaudited pro forma information presents our sales and net loss as if the Bailey Banks & Biddle acquisition had taken place at the beginning of the respective periods presented:

	Fiscal Year Ended
	February 2, 2008	February 3, 2007
	(in thousands)
Sales	$1,008,131	$1,022,747
Loss from continuing operations	(18,408)	(13,084)
Net income (loss)	(18,172)	(627)
Basic and Diluted net income (loss) per share	(2.02)	(0.07)

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

Congress Acquisition

In November 2006, Finlay Jewelry completed the acquisition of Congress. The purchase price was approximately $6.0 million, plus transaction fees of approximately $0.4 million, and was financed with additional borrowings under the Revolving Credit Agreement. In connection with the purchase, Congress’ revolving credit facility and outstanding debt totaling $10.0 million was terminated and paid in full at the closing. Since the date of the acquisition, Congress’ cash requirements have been, and will continue to be, funded under the Revolving Credit Agreement, although any additional payment is unlikely.

The Congress acquisition has been accounted for as a purchase, and accordingly, the operating results of Congress have been included in our consolidated financial statements since the date of acquisition. The following table summarizes the fair value of the assets and liabilities at the date of acquisition (dollars in thousands):

Cash	$62
Merchandise inventories	16,574
Prepaid expenses and other current assets	448
Property and equipment	3,155
Goodwill	3,009
Other assets	2,413
Liabilities assumed	(19,259)
Net assets acquired	$6,402

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

Refer to Note 7 for a discussion of goodwill impairment in 2007.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – BUSINESS ACQUISITIONS (continued)

Carlyle Acquisition

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

The Carlyle acquisition has been accounted for as a purchase, and, accordingly, the operating results of Carlyle have been included in our consolidated financial statements since the date of acquisition. The following table summarizes the fair values of the assets and liabilities at the date of acquisition (dollars in thousands):

Cash	$1,695
Merchandise inventories	55,157
Prepaid expenses and other current assets	2,308
Property and equipment	1,751
Other assets	7,284
Liabilities assumed	(37,710)
Net assets acquired	$30,485

The following consolidated unaudited pro forma information presents our sales and net loss as if the Carlyle acquisition had taken place at the beginning of 2005:

Fiscal Year Ended
January 28, 2006
(in thousands)
Sales	$733,181
Loss from continuing operations	(80,027)
Net loss	(73,605)
Basic and Diluted net loss per share	(8.20)

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

NOTE 4 – CONSOLIDATION OF HOST STORE GROUPS AND OTHER

In August 2005, Macy’s announced that it had completed a merger with May. In September 2005, Macy’s announced its integration plans including a divisional realignment and divestiture of certain stores. As of February 2, 2008, we operated a total of 350 departments in five of Macy’s eight divisions, as follows:

Macy’s South	123
Macy’s Midwest	99
Macy’s North (a)	57
Macy’s Northwest (a)	37
Bloomingdale’s	34
Total	350

(a)  Finlay Jewelry will close 94 Macy’s departments at the end of 2008. Refer to Note 19.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – CONSOLIDATION OF HOST STORE GROUPS AND OTHER (continued)

During the first half of 2006, 194 stores were divested or phased into the Macy’s East or Macy’s West divisions and have been classified as discontinued operations in accordance with SFAS No. 144. See Note 14 for additional information regarding discontinued operations. During 2006 and 2005, we recorded charges associated with accelerated depreciation of fixed assets and severance related to our field operations totaling approximately $4.1 million and $3.8 million, respectively, related to these departments. These costs are included in discontinued operations in the accompanying Consolidated Statements of Operations.

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

Further, as a result of Belk’s acquisition of Parisian from Saks in October 2006, 33 Parisian departments closed in July 2007. In 2007 and 2006, we generated sales of approximately $9.8 million and $22.8 million, respectively from those departments. During 2006, we recorded charges of approximately $0.2 million related to the accelerated depreciation of fixed assets. These costs are included in discontinued operations in the accompanying Consolidated Statements of Operations.

Following is a summary of the activity in the accrual established for severance charges for both our field operations and corporate office that have been recorded within our department store based fine jewelry departments segment (in thousands):

Severance and Termination Benefits
Balance at January 29, 2005	$168
Charges	1,233
Payments	(143)
Balance at January 28, 2006	1,258
Charges(1)	3,458
Payments	(4,131)
Balance at February 3, 2007	585
Payments	(398)
Reversal of accrual	(70)
Balance at February 2, 2008	$117

(1)	Includes $2.5 million of charges recorded in discontinued operations and $0.9 million of charges recorded in SG&A in the accompanying Consolidated Statements of Operations.

NOTE 5 – MERCHANDISE INVENTORIES

Merchandise inventories consisted of the following:

	February 2, 2008	February 3, 2007
	(in thousands)
Jewelry goods – rings, watches and other fine jewelry (first-in, first-out (“FIFO”) basis) (a)	$649,960	$458,920
Less: Excess of FIFO cost over LIFO inventory value	38,472	28,441
	$611,488	$430,479

(a)
Merchandise inventories include $279.0 million and $81.7 million, respectively, for 2007 and 2006 of inventory related to our stand-alone jewelry stores, of which $191.5 million at February 2, 2008 relates to the Bailey Banks & Biddle stand-alone jewelry stores that were acquired in November 2007.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – MERCHANDISE INVENTORIES (continued)

We determine our LIFO inventory value by utilizing internally developed indices. During 2007 and 2006, we recorded LIFO charges totaling $10.0 million and $7.2 million, respectively.

As of February 2, 2008 and February 3, 2007, merchandise received on consignment approximating a fair value of $217.9 million and $204.0 million, respectively, were not included in Merchandise inventories or Accounts payable-trade in the accompanying Consolidated Balance Sheets. The increase in consignment inventory is primarily associated with the consignment merchandise transferred to Finlay Jewelry in conjunction with the Bailey Banks & Biddle acquisition offset by reductions in other divisions.

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

We considered many factors when evaluating whether to terminate the Gold Consignment Agreement, including the volatility of gold prices in recent years and our belief that we could better manage our gross margins under an owned inventory program working directly with our vendors. In addition, the termination simplified our capital structure by eliminating an off-balance sheet contractual obligation. With the retirement of the obligation, we converted the majority of our gold consignment inventory of approximately $99.0 million to owned inventory on our Consolidated Balance Sheets which included the elimination of our other receivables, representing cash advances to certain vendors for the cost of the non-gold portion of the gold consignment merchandise.

NOTE 6 – FIXED ASSETS

Fixed assets consists of the following:

	February 2, 2008	February 3, 2007
	(in thousands)
Land and building	$10,042	$10,027
Fixtures	72,296	59,702
Displays	6,613	6,487
Computers and equipment	16,629	16,567
Leasehold improvements	6,461	5,411
Automobiles	38	35
	112,079	98,229
Less: accumulated depreciation and amortization	(41,887)	(43,236)
Net fixed assets	$70,192	$54,993

Depreciation and amortization expense was $12.3 million, $11.6 million and $11.3 million for 2007, 2006 and 2005, respectively.

NOTE 7 – GOODWILL IMPAIRMENT

SFAS No. 142 requires an impairment-only approach to accounting for goodwill. During 2005, Macy’s announced its intention to divest, beginning in 2006, certain stores in which we operated the fine jewelry departments. Based upon this business indicator, we utilized our SFAS No. 142 model to evaluate the carrying value of the goodwill recorded on our department store based fine jewelry departments segment as of July 30, 2005.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – GOODWILL IMPAIRMENT (continued)

The goodwill impairment analysis took into consideration our results for the first half of the year and estimates for the balance of the year and beyond, as well as Macy’s announcement to divest certain stores. We performed our impairment analysis in accordance with SFAS No. 142, the provisions of which require, similar to the recognition of goodwill in a business combination, an allocation of the fair value to all of our assets and liabilities (excluding Carlyle and including any unrecognized intangible assets) as if the Company had been acquired in a business combination and the fair value of the Company was the price paid to acquire the Company. As a result of this analysis, an impairment of goodwill of $77.3 million, on a pre-tax basis, was recorded as a component of income (loss) from continuing operations in the accompanying Consolidated Statements of Operations for 2005, which eliminated all of the goodwill that was on our balance sheet at that time.

As a result of the Congress acquisition in 2006, goodwill of $3.0 million was recorded. Based upon our annual assessment of goodwill, which included an analysis of the fair value of the division based on a discounted cash flow model of projected earnings, we determined that a write-down was required. A pre-tax non-cash charge of $3.0 million was recorded in the fourth quarter of 2007.

NOTE 8 – SHORT AND LONG TERM DEBT

In November 2007, Finlay Jewelry replaced its existing revolver with a new Revolving Credit Agreement with certain banks to provide financing in the form of a senior secured revolving line of credit up to $550.0 million. The Revolving Credit Facility provides a five-year $512.5 million (“Tranche A”) and $37.5 million (“Tranche B”) revolving credit facility, and it replaced the May 19, 2005 credit facility.

At Finlay Jewelry’s option, Tranche A bears interest at a floating rate equal to a margin of 0.25% over the Index Rate or 2.00% over the LIBOR (London Interbank Offer Rate) from November 9, 2007 through January 1, 2009. After January 1, 2009, the loans under Tranche A will bear interest in accordance with a graduated pricing matrix based on the average excess availability under the facility for the previous quarter. Tranche B bears interest at a floating rate equal to a margin of 2.75% over the Index Rate or 4.50% over LIBOR. The Index Rate is equal to the higher of (i) the federal funds rate plus 50 basis points and (ii) the publicly quoted rate as published by the Wall Street Journal as the “prime rate”. The Revolving Credit Agreement has a $75 million letter of credit sub-limit, which reduces availability when utilized.

The Revolving Credit Agreement is limited by a borrowing base computed primarily on the balance of Finlay Jewelry’s inventory and accounts receivable and is secured by a first priority perfected security interest in all of Finlay Jewelry’s (and any subsidiary’s) present and future tangible and intangible assets. The Revolving Credit Agreement contains customary covenants, including limitations on or relating to liens, indebtedness, investments, mergers, acquisitions, affiliate transactions, management compensation and the payment of dividends and other restricted payments. Additionally, the Revolving Credit Agreement includes a requirement to maintain an unused balance of not less than $30.0 million at all times. As of February 2, 2008, we were in compliance with this requirement and expect to be in compliance during 2008.

 At February 2, 2008 and February 3, 2007, $224.2 million and $45.9 million was outstanding under the Revolving Credit Agreement, at which point the available borrowings were $144.2 million and $167.4 million, respectively, after adjusting for letters of credit in both years and the $30.0 million unused balance requirement in 2007. The maximum amounts outstanding under the Revolving Credit Agreement during 2007, 2006 and 2005 were $368.2 million, $175.5 million and $158.2 million, respectively. The average amounts outstanding for the same periods were $146.7 million, $69.2 million and $79.4 million, respectively. The weighted average interest rates were 7.5%, 7.7% and 5.9% for 2007, 2006 and 2005, respectively.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SHORT AND LONG TERM DEBT (continued)

At February 2, 2008 and February 3, 2007, we had letters of credit outstanding totaling $6.2 million and $6.1 million, respectively, which guarantee various trade activities. The contract amounts of the letters of credit approximate their fair value.

Long-term debt consisted of the following:

	February 2, 2008	February 3, 2007
	(in thousands)
Senior Notes (a)	$200,000	$200,000

(a)	The fair value of the Senior Notes, determined based on market quotes, was approximately $103.8 million at February 2, 2008 and $190.5 million at February 3, 2007.

 During 2004, Finlay Jewelry completed the sale of 8-3/8% Senior Notes, due June 1, 2012, having an aggregate principal amount of $200.0 million (the “Senior Notes”). Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year. Finlay Jewelry incurred approximately $5.2 million in costs associated with the sale of the Senior Notes, of which $5.0 million was deferred and is being amortized over the term of the Senior Notes.

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

The indenture governing the Senior Notes contains restrictions relating to, among other things, the payment of dividends, redemptions or repurchases of capital stock, the incurrence of additional indebtedness, the making of certain investments, the creation of certain liens, the sale of certain assets, entering into transactions with affiliates, engaging in mergers and consolidations and the transfer of all or substantially all assets. Finlay Jewelry was in compliance with all of its covenants as of and for the year ended February 2, 2008.

Since all of the assets of Finlay Jewelry are pledged to lenders and are subject to certain debt covenants, only an insubstantial amount of funds can be transferred, in limited circumstances, by Finlay Jewelry to us in the form of dividends.

Interest expense for 2007, 2006 and 2005 was $30.6 million, $23.4 million and $22.1 million, respectively. Interest income for the same periods was $13,000, $23,000 and $0.3 million, respectively.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – INCOME TAXES

Deferred income taxes at year end reflect the impact of temporary differences between amounts of assets and liabilities for financial and tax reporting purposes.

Deferred tax assets and liabilities at year end are as follows:

	February 2, 2008	February 3, 2007
	(in thousands)
Deferred Tax Assets
Uniform inventory capitalization	$4,120	$3,678
Expenses not currently deductible	4,615	3,753
Net operating losses – current	-	503
Total current	8,735	7,934
Net operating losses - non-current	3,319	1,772
Tax deductible goodwill	3,164	2,215
Valuation allowance	(113)	-
Total non-current	6,370	3,987
Total deferred tax assets	15,105	11,921
Deferred Tax Liabilities
LIFO inventory valuation	24,744	21,256
Total current	24,744	21,256
Depreciation and amortization	9,963	11,814
Total non-current	9,963	11,814
Total deferred tax liabilities	34,707	33,070
Net deferred income tax liabilities	$19,602	$21,149
Net current deferred income tax liabilities	$16,009	$13,322
Net non-current deferred income tax liabilities	3,593	7,827
Net deferred income tax liabilities	$19,602	$21,149

The components of income tax expense are as follows (in thousands):

	Fiscal Year Ended
	February 2, 2008	February 3, 2007	January 28, 2006
Current taxes – Federal	$(2,801)	$(3,042)	$(1,301)
Current taxes – State and local	(1,238)	(1,300)	(25)
Current taxes – Foreign	(296)	-	(154)
Deferred taxes – Federal	(1,414)	(1,113)	(4,073)
Deferred taxes – State and local	(133)	(296)	(1,384)
Benefit for income taxes	$(5,882)	$(5,751)	$(6,937)

A reconciliation of the income tax benefit computed by applying the federal statutory rate to Loss from continuing operations before income taxes to the Benefit for income taxes on the accompanying Consolidated Statements of Operations is as follows (in thousands):

	Fiscal Year Ended
	February 2, 2008	February 3, 2007	January 28, 2006
Federal statutory provision	$(5,658)	$(4,829)	$(28,396)
Impairment of goodwill	-	-	23,258
Reversal of foreign tax accrual	(296)	-	-
Redetermination of foreign tax credits	-	-	(154)
State and local taxes, net of federal effect	(662)	(1,087)	(1,344)
Reversal of tax accruals no longer required	(209)	(50)	(425)
Other	943	215	124
Benefit for income taxes	$(5,882)	$(5,751)	$(6,937)

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – INCOME TAXES (continued)

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 was effective as of the beginning of 2007.

The Company adopted FIN 48 on the first day of the current fiscal year. As required by FIN 48, the Company applied the “more-likely-than-not” recognition threshold to all tax positions, commencing at the adoption date, which resulted in an increase of $1.0 million in the liability for unrecognized tax benefits that was accounted for as a decrease to opening retained earnings. As of the date of adoption and after the impact of recognizing the increase in liability noted above, the Company’s unrecognized tax benefits totaled $2.6 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Fiscal Year Ended
February 2, 2008
Balance at February 3, 2007	$2,625
Additions based on tax positions related to current year	424
Additions for tax positions of prior years	203
Reductions for tax positions of prior years	(708)
Settlements	(808)
Balance at February 2, 2008	$1,736

Included in the balance at February 2, 2008 are $1.5 million of tax positions that if recognized would affect the annual effective tax rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense, which is a continuation of the Company’s historical accounting policy. Approximately $0.4 million and $0.3 million in potential interest and penalties are included as a component of the $2.6 million at the date of adoption and the $1.7 million at February 2, 2008, respectively. The Company anticipates that approximately $0.3 million of unrecognized state and local tax benefits will be recognized prior to February 2, 2009 as a result of the expiration of the statute of limitations.

During 2006 and 2005, a benefit of approximately $50,000 and $425,000, respectively, was recorded associated with the reversal of tax accruals no longer required, primarily as the result of the closing of open tax years. The 2005 period reflects a benefit of approximately $4.4 million associated with the impairment of goodwill.

As a result of the acquisition of Carlyle, we acquired net operating loss carryforwards that are subject to an annual limitation of $1.3 million. At October 31, 2007, the end of our tax year, we had available net operating loss carryforwards for federal income tax reporting purposes of approximately $5.7 million that expire from 2021 through 2024.

As a result of limitations by various state and local taxing jurisdictions on the carryback of losses, certain state and local net operating loss carryforwards were available at October 31, 2007. Management determined at February 2, 2008, that based on the Company’s history of earnings and its expectations for the future, a valuation allowance of $ 0.1 million is warranted.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – INCOME TAXES (continued)

For income tax reporting purposes, we have an October 31 year end. The Company files a consolidated federal income tax return with Finlay Jewelry and its wholly-owned subsidiaries and numerous consolidated and separate income tax returns with Finlay Jewelry wholly-owned subsidiaries in many state and local jurisdictions. During 2007, the Internal Revenue Service concluded the examination of our consolidated federal income tax return for the tax years 2005 and 2006. The results had no material impact on our Consolidated Statements of Operations. The tax years 2002 through 2006 remain open to examination by the various major taxing jurisdictions to which we are subject.

NOTE 10 – STOCKHOLDERS’ EQUITY

The Company’s stock repurchase program expired in 2005 and has not been renewed. We repurchased a total of 2,207,904 shares for $27.4 million under the stock repurchase program from inception through 2005. During 2007 and 2006, we repurchased a total of 75,231 and 19,462 shares, respectively, for approximately $264,000 and $188,000, respectively, pursuant to our long-term incentive plan, to satisfy tax withholding obligations related to the issuance of Common Stock to certain executives.

NOTE 11 – STOCK-BASED COMPENSATION

On February 27, 2007, our Board of Directors approved, subject to stockholder approval, an amendment to our 1997 Long Term Incentive Plan (the “1997 Plan”), to extend the term of the plan beyond its March 5, 2007 termination date. On February 27, 2007, our Board of Directors also approved, subject to stockholder approval, the merger of the 1997 Plan (as extended) and our Long Term Incentive Plan (adopted in 1993) (the “1993 Plan”), to form the Finlay Enterprises, Inc. 2007 Long Term Incentive Plan (the “2007 Plan”). Our stockholders approved the extension of the term of the 1997 Plan and the merger of the 1997 Plan (as extended) and the 1993 Plan into the 2007 Plan on June 19, 2007. The 1993 Plan, 1997 Plan and 2007 Plan are referred to, collectively, as our stock incentive plans.

The 2007 Plan permits us to grant non-incentive stock options, restricted and nonrestricted stock, restricted stock units and performance awards, including awards that qualify as “performance-based compensation” under Section 162(m) of the Internal Revenue Code, as amended (the “Code”). The 2007 Plan has no termination date.

In connection with approval of the 2007 Plan, beginning June 19, 2007, no new awards may be made under the 1993 Plan or 1997 Plan, and all shares that were available to be granted as awards under the 1993 Plan and the 1997 Plan became available to be granted as awards under the 2007 Plan. Shares from forfeited awards made under the 1993 Plan or 1997 Plan or shares from awards made under the 1993 Plan or 1997 Plan that are settled in cash or which otherwise terminate after June 19, 2007 are available to be granted as awards under the 2007 Plan.

An aggregate of 469,974 shares of our Common Stock has been reserved for issuance pursuant to the 2007 Plan. As of February 2, 2008, no shares have been issued in connection with exercises of options granted under the 2007 Plan, 275,000 shares are reserved for issuance upon the exercise of currently outstanding options at an exercise price of $2.71 per share and 39,346 shares have been issued or are subject to purchases and awards of restricted stock and restricted stock units. As of February 2, 2008, 155,628 shares of Common Stock are available for future grants under the 2007 Plan.

The 1993 Plan permitted us to grant to our key employees, directors, consultants and certain other persons the following: (i) stock options; (ii) stock appreciation rights in tandem with stock options; (iii) limited stock appreciation rights in tandem with stock options; (iv) restricted or nonrestricted stock awards; (v) performance units based upon attainment of performance goals during a period of not less than two nor more than five years and which may be settled in cash or in Common Stock; or (vi) any combination of the foregoing. Under the 1993 Plan, we could grant stock options which were either incentive stock options within the meaning of Section 422 of the Code, or non-incentive stock options. As of February 2, 2008, 511,111 shares of our Common Stock have been issued in connection with exercises of options granted under the 1993 Plan, 13,000 shares are reserved for issuance upon exercise of outstanding options and 145,699 shares have been issued or are subject to purchase and awards of restricted stock and restricted stock units. The exercise prices of such stock options range from $7.23 per share to $16.50 per share. No future awards may be granted under the 1993 Plan, which was merged into the 2007 Plan.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – STOCK-BASED COMPENSATION (continued)

The 1997 Plan was similar to the 1993 Plan and permitted us to grant the same types of awards as permitted under the 1993 Plan. As of February 2, 2008, 294,494 shares of our Common Stock have been issued in connection with exercises of options granted under the 1997 Plan, 575,200 shares are reserved for issuance upon exercise of outstanding options and 848,118 shares have been issued or are subject to purchases and awards of restricted stock and restricted stock units. The exercise prices of such stock options range from $2.71 per share to $24.31 per share. No future awards may be granted under the 1997 Plan, which was merged into the 2007 Plan.

Stock Options

Stock options outstanding under our stock incentive plans have been granted at prices which are equal to the market value of our stock on the date of grant, generally vest over three or five years and expire no later than ten years after the grant date.

Prior to the adoption of SFAS No. 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash flows on our Consolidated Statements of Cash Flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised be classified as financing cash flows. During 2007 and 2006, excess tax benefits realized from the exercise of stock options were insignificant.

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

During 2006, we recognized approximately $95,000 in share-based compensation expense, on a pre-tax basis, or $0.01 diluted net loss per share.  No share-based compensation expense was recognized prior to January 29, 2006. Had compensation expense for our share-based plans been determined consistent with SFAS No. 123R during 2005, our net loss and net loss per share would have been restated to the following pro forma amounts (in thousands, except per share data):

January 28, 2006
Reported net loss	$(55,736)
Add: Stock-based employee compensation expense included in reported net loss, net of tax	566
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax, and stock-based employee compensation expense included in reported net loss, net of tax	(706)
Pro forma net loss	$(55,876)

Basic and diluted net loss per share:
Reported net loss per share	$(6.21)
Pro forma net loss per share	$(6.21)

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – STOCK-BASED COMPENSATION (continued)

Stock Options (continued)

The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards under SFAS No. 123R, which is consistent with the model used for the previous proforma disclosure under SFAS No. 123. The weighted average estimated fair value of stock options granted in the year ended February 2, 2008 and January 28, 2006 was $1.43 and $4.64, respectively. There were no stock options granted by the Company during the year ended February 3, 2007.

Principal assumptions used in applying the Black-Scholes model in 2007 and 2005 were:

	2007	2005
Risk-free interest rate	3.54%	4.20%
Expected life, in years	6	7
Expected volatility	51.68%	59.45%
Expected dividend yield	0%	0%

The weighted average expected option life reflects the application of the simplified method set out in SAB No. 107, which defines the expected life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. This method was applied instead of analyzing historical information to estimate an option expected life because the Company believes that our historical exercise behavior is not reflective of an option’s expected life and would not be representative of future exercise behavior. Expected stock price volatility was estimated based on the Company’s historical volatility. The risk-free interest rates are based on U.S. Treasury yields at the time of grant.

The below table summarizes the changes in stock options outstanding during 2007, as follows:

	Number Outstanding	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contractual Life	Aggregate Intrinsic Value (000’s)(1)
Balance at February 3, 2007	1,016,334	$12.10	2.24	$618
Granted	275,000	2.71	2.84	-
Cancelled	(428,134)	14.18	-	-
Outstanding at February 2, 2008	863,200	$8.07	4.94	$-
Exercisable at February 2, 2008	588,200	$10.58	2.65	$-

(1)
The aggregate intrinsic values in the table above are based on the closing price of our Common Stock as of the last business day of the periods ended February 2, 2008 and February 3, 2007, which were $1.85 and $9.54, respectively.

As of February 2, 2008, there was $0.4 million of total unrecognized compensation expense related to nonvested stock options granted; such cost is expected to be recognized over a weighted average period of 2.8 years. There were no options exercised during 2007 as all options were out-of-the-money. The total intrinsic value of options exercised during 2006 and 2005 was $0 and $0.1 million, respectively. Except for the 2007 awards granted, all outstanding stock options are fully vested and therefore are currently exercisable.

Restricted Stock

Commencing in February 2005 and continuing through January 2009, an executive officer of the Company became entitled to receive stock incentive compensation based on the attainment of annual financial objectives established by senior management and approved by the Board of Directors. Pursuant to the executive’s employment contract, the maximum amount of stock incentive compensation payable in any fiscal year is equal to the number of restricted shares of Common Stock having an aggregate value nearest to $400,000 with the actual amount to be based on whether specified financial results are met for each fiscal year, except that for 2006, the maximum aggregate value was $200,000. Compensation expense related to this executive’s 2007, 2006 and 2005 stock incentive compensation totaled $0, $0.2 million and $0.2 million, respectively.

FINLAY ENTRPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – STOCK-BASED COMPENSATION (continued)

Restricted Stock (continued)

Additionally, for each fiscal year during the employment term, the same executive officer is eligible to receive Restricted Stock having an aggregate value nearest to $500,000, subject to the terms of the employment agreement.

In 2007, 2006 and 2005, 55,261, 54,437 and 48,300 shares of restricted stock were awarded to the executive officer referred to above and certain other executives and key employees with a weighted average fair value of $9.32, $9.19 and $11.92, respectively. During 2007 and 2006, total amortization of restricted stock compensation was $1.1 million and $0.7 million, respectively. The total fair value of shares vested during 2007, 2006 and 2005 were $0.5 million, $0.7 million and $0, respectively. As of February 2, 2008, there was $63,000 of total unrecognized compensation expense related to nonvested restricted stock awards, which will be recognized over the next twelve months.

The below table summarizes the changes in restricted stock outstanding during 2007, as follows:

	Restricted Stock	Wtd. Avg. Grant Date Fair Value Per Award
Nonvested balance at February 3, 2007	157,487	$12.17
Granted	55,261	9.32
Vested	(164,381)	11.32
Nonvested balance at February 2, 2008	48,367	$11.78

Restricted Stock Units

   For 2007, 2006 and 2005, 296,059, 136,006 and 118,308 restricted stock units (“RSUs”), respectively, were awarded with a weighted average fair value of $5.80, $9.49 and $12.40, respectively. Refer to Note 12 for additional information regarding RSUs. During 2007 and 2006, total amortization of RSUs in each year was $0.7 million. As of February 2, 2008, there was $0.8 million of total unrecognized compensation cost related to nonvested RSUs, which is expected to be recognized over a weighted average period of 1.76 years.

The below table summarizes the changes in RSUs outstanding during 2007, including nonvested RSUs, as follows:

	RSUs	Wtd. Avg. Grant Date Fair Value Per Award
Balance at February 3, 2007	317,546	$13.01
Granted	296,059	5.80
Shares issued	(81,398)	17.26
Cancelled	(2,156)	12.74
Balance at February 2, 2008	530,051	$8.29

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – STOCK-BASED COMPENSATION (continued)

Restricted Stock Units (continued)

The below table summarizes the changes in nonvested RSU awards during 2007, as follows:

	RSUs	Wtd. Avg. Grant Date Fair Value Per Award
Nonvested balance at February 3, 2007	133,697	$12.79
Granted	147,226	5.80
Vested	(42,102)	16.41
Cancelled	(2,156)	12.74
Nonvested balance at February 2, 2008	236,665	$7.80

NOTE 12 – EXECUTIVE AND DIRECTOR DEFERRED COMPENSATION AND STOCK
PURCHASE PLANS

In April 2003, the Board of Directors adopted the Executive Deferred Compensation and Stock Purchase Plan and the Director Deferred Compensation and Stock Purchase Plan, which was approved by our stockholders on June 19, 2003 (the “RSU Plans”). Under the RSU Plans, key executives and non-employee directors, as directed by our Compensation Committee, are eligible to acquire RSUs. An RSU is a unit of measurement equivalent to one share of common stock, but with none of the attendant rights of a stockholder of a share of Common Stock. Two types of RSUs are awarded under the RSU Plans: (i) participant RSUs, where a plan participant may elect to defer, in the case of an executive employee, a portion of his or her actual or target bonus, and in the case of a non-employee director, his or her retainer fees and Committee chairmanship fees, and receive RSUs in lieu thereof and (ii) matching RSUs, where we will credit a participant’s plan account with one matching RSU for each participant RSU that a participant elects to purchase. While participant RSUs are fully vested at all times, matching RSUs are subject to vesting and forfeiture as set forth in the RSU Plans. At the time of distribution under the RSU Plans, RSUs are converted into actual shares of Common Stock. As of February 2, 2008, 530,051 RSUs have been awarded under the RSU Plans.

NOTE 13 – SEGMENT INFORMATION

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, we currently have two reporting segments: department store based fine jewelry departments and stand-alone specialty jewelry stores. The accounting policies of the segments are generally the same as those described in Note 2. There are no intercompany sales between the segments.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – SEGMENT INFORMATION (continued)

The following table provides segment level financial information for the years ended February 2, 2008 February 3, 2007 and January 28, 2006 (dollars in thousands):

	Fiscal Year Ended
	February 2, 2008			February 3, 2007			January 28, 2006
	Department Store Based Fine Jewelry Departments (a)	Specialty Jewelry Stores (b)	Total	Department Store Based Fine Jewelry Departments (a)	Specialty Jewelry Stores (b)	Total	Department Store Based Fine Jewelry Departments (a)	Specialty Jewelry Stores (b)	Total
Sales	$612,087	$223,805	$835,892	$630,871	$108,150	$739,021	$620,005	$69,490	$689,495
Depreciation and amortization	12,946	2,599	15,545	14,024	732	14,756	14,177	347	14,524
Income (loss) from operations (c)	(2,972)	17,391	14,419	1,370	8,207	9,577	(65,028)	5,779	(59,249)
Interest expense, net	24,607	5,979	30,586	21,553	1,824	23,377	20,938	863	21,801
Provision (benefit) for income taxes	(10,435)	4,553	(5,882)	(8,312)	2,561	(5,751)	(8,904)	1,967	(6,937)
Total assets	406,156	330,932	737,088	436,245	101,109	537,354	459,159	62,323	521,482
Capital expenditures	10,300	3,106	13,406	9,445	2,389	11,834	10,100	1,769	11,869

(a)	Included in Interest expense, net for 2007, 2006 and 2005 is $16.8 million in each year related to the Senior Notes. Refer to Note 8.
(b)	Information for each acquired entity is included since the date of acquisition.
(c)
The income from operations for 2007 for the specialty jewelry stores includes a pre-tax charge of $3.0 million related to the impairment of Congress’ goodwill. The loss from operations for 2005 for the department store based fine jewelry departments includes a pre-tax charge of $77.3 million related to the impairment of goodwill. See Note 7.

Additionally, our sales mix by merchandise category was as follows for, 2007, 2006 and 2005 (dollars in thousands):

	Fiscal Year Ended
	February 2, 2008				February 3, 2007				January 28, 2006
	Department Store Based Fine Jewelry Departments		Stand-alone Jewelry Stores (a)		Department Store Based Fine Jewelry Departments		Specialty Jewelry Stores (a)		Department Store Based Fine Jewelry Departments		Specialty Jewelry Stores (a)
	Total sales	% of sales	Total sales	% of sales	Total sales	% of sales	Total sales	% of sales	Sales	% of sales	Total sales	% of sales
Diamonds	$152,655	25%	$69,404	31%	$168,082	26%	$29,847	28%	$162,932	26%	$19,462	28%
Gemstones	110,192	18	20,645	9	118,026	19	10,710	10	119,193	19	5,159	7
Gold	104,580	17	4,416	2	112,623	18	1,637	2	123,813	20	1,130	2
Watches	96,880	16	77,706	35	91,961	15	43,185	40	83,879	14	26,290	38
Designer	67,212	11	35,085	16	60,976	10	15,798	15	56,898	9	13,278	19
Other (b)	80,568	13	16,549	7	79,203	12	6,973	5	73,290	12	4,171	6
Total Sales	$612,087	100%	$223,805	100%	$630,871	100%	$108,150	100%	$620,005	100%	$69,490	100%

(a)	Sales for each acquired entity are included since the date of acquisition.
(b)	Includes special promotional items, remounts, estate jewelry, pearls, beads, cubic zirconia, sterling silver and men’s jewelry, as well as repair services and accommodation sales to our employees.

NOTE 14 – DISCONTINUED OPERATIONS

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

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – DISCONTINUED OPERATIONS (continued)

A summary of the statement of operations information relating to the discontinued operations is as follows (in thousands):

	February 2, 2008	February 3, 2007	January 28, 2006
Sales	$9,833	$180,561	$300,639
Income before income taxes (1) (2)	394	20,789	30,749
Discontinued operations, net of tax (3)	236	12,457	18,456

(1)	Includes an allocation of $0.1 million, $0.8 million and $1.4 million of interest expense related to the Revolving Credit Agreement for 2007, 2006 and 2005, respectively.
(2)	The results of operations of the closed departments excludes allocations of general and administrative expenses and interest expense related to the Senior Notes.
(3)
Included in discontinued operations, net of tax, for 2007, 2006 and 2005 are charges totaling $0.3 million, $4.4 million and $3.8 million, respectively, associated with accelerated depreciation of fixed assets and severance.

NOTE 15 – PROFIT SHARING PLAN

We maintain a defined contribution profit-sharing plan to provide retirement benefits for all personnel. Effective with the 2006 plan year, the plan provides for company matching contributions of $0.50 for each $1.00 of employee contribution, up to 5% of the employee’s salary, as limited by the Code, which begins to vest upon the completion of two years of employment and accrues at the rate of 20% per year. Prior to 2006, the plan provided for company matching contributions of $0.25 for each $1.00 of employee contribution, up to 5% of the employee’s salary, as limited by the Code. Additionally, the plan provided for optional company paid contributions of 2% of each employee’s earnings annually, as limited by the Code. Company contributions totaled $0.8 million, $2.1 million and $2.2 million in 2007, 2006 and 2005, respectively.

In addition, Carlyle maintains a separate employee tax savings plan under Section 401(k) of the Code, which provides for matching contributions of 25% of employee contributions, up to 5% of each participating employee’s earnings. Matching contributions for 2007, 2006 and 2005 each totaled approximately $0.1 million. Carlyle may make additional contributions to the plan, however, no additional contributions were made during 2007, 2006 and 2005.

NOTE 16 – LICENSE AGREEMENTS WITH DEPARTMENT STORES AND LEASE AGREEMENTS

We conduct a substantial part of our operations as licensed departments in department stores. All of the department store licenses provide that, except under limited circumstances, the title to certain of our fixed assets transfers upon termination of the licenses, and that we will receive reimbursement for the undepreciated value of such fixed assets from the host store upon such transfer. The value of such fixed assets are recorded at the inception of the license arrangement as well as upon department renovations, and are reflected in the accompanying Consolidated Balance Sheets.

Our operating leases consist primarily of office space rentals and the specialty jewelry store locations, which leases expire on various dates through 2023. The department store license agreements provide for the payment of fees based on sales (i.e., contingent fees in the table below). Additionally, certain of the specialty jewelry store leases require payment of contingent rent based on a percentage of store sales in excess of a specified threshold. License fees and lease expense, included in Selling, general and administrative expenses, are as follows (in thousands):

	Fiscal Year Ended
	February 2, 2008	February 3, 2007	January 28, 2006
Minimum fees	$15,987	$7,791	$5,798
Contingent fees	104,908	107,265	105,226
Total	$120,895	$115,056	$111,024

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – LICENSE AGREEMENTS WITH DEPARTMENT STORES AND LEASE AGREEMENTS (continued)

Future minimum payments under noncancellable operating leases having initial or remaining noncancellable lease terms in excess of one year are as follows as of February 2, 2008:

(in thousands)
2008	$26,524
2009	24,254
2010	19,177
2011	16,510
2012	12,070
Thereafter	62,344
Total minimum payments required	$160,879

NOTE 17  – COMMITMENTS, CONTINGENCIES AND OTHER

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

The Company has entered into various employment agreements with certain senior executives which provide for future minimum compensation aggregating $2.2 million at February 2, 2008. These agreements, each expiring after a three year period, guarantee a minimum annual salary level and special incentive compensation upon achieving specific Company financial goals. Several agreements provide for a special bonus equal to 50% of the executive’s salary if the executive remains employed with the Company for the duration of the agreement.

The Senior Notes and the Revolving Credit Agreement currently restrict the amount of annual distributions from Finlay Jewelry to us.

Our concentration of credit risk consists principally of accounts receivable. In the department store based jewelry departments, substantially all consumer credit risk is borne by the host store rather than by us. During 2007, jewelry departments in store groups owned by Macy’s accounted for approximately 52.0% of our sales. We believe that the inability of Macy’s to pay its receivables could have a material adverse effect on our financial position or results of operations.

In 2007, approximately 43.3% of sales were generated by merchandise obtained from our ten largest vendors and approximately 6.7% of sales were generated by merchandise obtained from our largest vendor.

We have not provided any third-party financial guarantees as of February 2, 2008 and February 3, 2007 and for each of the three fiscal years in the period ended February 2, 2008.

Refer to Note 3 for a discussion of the contingent purchase price relating to the Congress acquisition.

Refer to Note 8 for a discussion of letters of credit outstanding.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18– QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes the quarterly financial data for 2007 and 2006 (dollars in thousands, except per share data). The 2007 and 2006 quarterly financial data has been restated to reflect discontinued operations:
	Fiscal Year Ended February 2, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (a)
Sales	$162,871	$148,004	$141,918	$383,099
Gross margin	76,366	68,376	63,972	171,514
Selling, general and administrative expenses	77,779	70,274	69,133	130,069
Income (loss) from operations (b)	(4,956)	(5,602)	(8,772)	33,749
Income (loss) from continuing operations (b)	(7,753)	(8,455)	(7,521)	13,444
Discontinued operations, net of tax	149	87	-	-
Net income (loss)	(7,604)	(8,368)	(7,521)	13,444

Basic net income (loss) per share (c):
Income (loss) from continuing operations	$(0.86)	$(0.93)	$(0.82)	$1.47
Discontinued operations	0.02	0.01	-	-
Basic net income (loss) per share	$(0.84)	$(0.92)	$(0.82)	$1.47

Diluted net income (loss) per share (c):
Income (loss) from continuing operations	$(0.86)	$(0.93)	$(0.82)	$1.43
Discontinued operations	0.02	0.01	-	-
Diluted net income (loss) per share	$(0.84)	$(0.92)	$(0.82)	$1.43

	Fiscal Year Ended February 3, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth (d) Quarter
Sales	$144,389	$149,270	$136,377	$308,985
Gross margin	69,867	70,975	63,232	142,935
Selling, general and administrative expenses	72,066	70,301	67,490	112,819
Income (loss) from operations	(5,856)	(2,917)	(7,889)	26,239
Income (loss) from continuing operations	(6,703)	(5,147)	(8,417)	12,218
Discontinued operations, net of tax	6,822	1,165	511	3,959
Net income (loss)	119	(3,982)	(7,906)	16,177

Basic net income (loss) per share (c):
Income (loss) from continuing operations	$(0.75)	$(0.57)	$(0.93)	$1.35
Discontinued operations	0.76	0.13	0.05	0.44
Basic net income (loss) per share	$0.01	$(0.44)	$(0.88)	$1.79

Diluted net income (loss) per share (c):
Income (loss) from continuing operations	$(0.75)	$(0.57)	$(0.93)	$1.30
Discontinued operations	0.76	0.13	0.05	0.42
Diluted net income (loss) per share	$0.01	$(0.44)	$(0.88)	$1.73

(a)	The fourth quarter of 2007 reflect the results of operations of Bailey Banks & Biddle since the date of acquisition in November 2007.
(b)
The income (loss) from operations and the income (loss) from continuing operations includes a charge of $3.0 million, on a pre-tax basis, related to the impairment of goodwill in the fourth quarter of 2007.

(c)
Net income (loss) per share for each quarter is computed as if each quarter were a discrete period. As such, the total of the four quarters net income (loss) per share does not necessarily equal the net income (loss) per share for the year.

(d)	The fourth quarter of 2006 reflects the results of operations of Congress since the date of acquisition in November 2006.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19– SUBSEQUENT EVENTS

In February 2008, Macy’s announced corporate restructuring initiatives impacting three divisional changes including the consolidation of Macy's North into Macy's East, Macy's Northwest into Macy's West, and Macy's Midwest into Macy's South. The consolidation of Macy's North as well as that of Macy's Northwest, will result in the non-renewal of these license agreements with Finlay Jewelry and the loss of 57 departments and 37 departments, respectively, on January 31, 2009. In March 2008, Macy's signed a two-year extension of Finlay Jewelry’s license agreement for Macy’s Central (the newly-merged division of Macy's Midwest and Macy's South), which will consist of 222 doors. The amended license agreement extends Finlay Jewelry’s current contract until January 29, 2011. In 2007, the Macy's North and Macy's Northwest locations generated approximately $120.0 million in combined revenue.

In October 2006, Macy’s sold its Lord & Taylor division to NRDC Equity Partners LLC (“NRDC”). In February 2008, we received notification from NRDC that Finlay Jewelry’s license agreement would not be renewed upon expiration on January 31, 2009, and Finlay Jewelry will close a total of 47 Lord & Taylor departments at the end of 2008. In 2007, the Lord & Taylor departments generated approximately $44.0 million in sales.

We will account for these locations as discontinued operations upon closing at the end of 2008. During 2008, we estimate that we will record approximately $3.7 million for severance and accelerated depreciation related to these locations.

SCHEDULE I

CONDENSED FINANCIAL INFORMATION
OF REGISTRANT

FINLAY ENTERPRISES, INC. – PARENT COMPANY
STATEMENT OF OPERATIONS
(in thousands)

	Year Ended
	February 2, 2008	February 3, 2007	January 28, 2006

Revenue	$-	$-	$-
Expenses:
Selling, general and administrative expenses	-	-	-
Interest income	(10)	(11)	(47)
Other expense	-	-	-
Total expenses	(10)	(11)	(47)
Equity in income (loss) of subsidiaries	(10,054)	4,400	(55,765)
Income (loss) before income taxes	(10,044)	4,411	(55,718)
Provision (benefit) for income taxes	5	3	18
Net income (loss)	$(10,049)	$4,408	$(55,736)

SCHEDULE I (continued)

CONDENSED FINANCIAL INFORMATION
OF REGISTRANT

FINLAY ENTERPRISES, INC. – PARENT COMPANY
BALANCE SHEETS
(in thousands)

	February 2, 2008	February 3, 2007
ASSETS
Current assets:
Cash and cash equivalents	$656	$710
Due from affiliate	7,406	4,989
Total current assets	8,062	5,699

Investment in subsidiary	105,526	116,605
Total assets	$113,588	$122,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Income tax payable, due to affiliate	$80	$75
Total liabilities	80	75

Stockholders' equity:
Common stock	114	113
Additional paid-in-capital	95,613	92,999
Retained earnings	45,632	56,704
Less treasury stock	(27,851)	(27,587)
Total stockholders' equity	113,508	122,229
Total liabilities and stockholders' equity	$113,588	$122,304

SCHEDULE I (continued)

CONDENSED FINANCIAL INFORMATION
OF REGISTRANT

FINLAY ENTERPRISES, INC. – PARENT COMPANY
STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	February 2, 2008	February 3, 2007	January 28, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(10,049)	$4,408	$(55,736)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (income) loss of subsidiaries	10,054	(4,400)	55,765
Payment of dividends from affiliate	-	-	(3,000)
Changes in operating assets and liabilities:
Increase in accrued liabilities	205	189	1,032
NET CASH PROVIDED BY(USED IN) OPERATING ACTIVITIES	210	197	(1,939)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(264)	(188)	-
Stock options exercised	-	8	146
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(264)	(180)	146
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(54)	17	(1,793)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	710	693	2,486
CASH AND CASH EQUIVALENTS, END OF YEAR	$656	$710	$693

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest received	$(10)	$(11)	$(47)
Income taxes paid	$11	$55	$30

SCHEDULE I (continued)

NOTES TO CONDENSED FINANCIAL
INFORMATION OF REGISTRANT

FINLAY ENTERPRISES, INC.  – PARENT COMPANY

ACCOUNTING POLICIES:

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted.  Accordingly, these financial statements should be read in conjunction with the consolidated financial statements of Finlay Enterprises, Inc. in its 2007 Annual Report on Form 10-K.

The investment in our subsidiary is carried on the equity basis, which represents amounts invested less dividends received plus or minus our equity in the subsidiary’s income or loss to date.  Significant intercompany balances and activities have not been eliminated in this unconsolidated financial information.