Form 10-Q
period 2008-05-03
FINLAY ENTERPRISES INC /DE
filed 2008-06-12
CIK 878731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2008

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

As of June 6, 2008, there were 9,317,515 shares of Common Stock, par value $0.01 per share, of the registrant outstanding.

FINLAY ENTERPRISES, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED MAY 3, 2008

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

FINLAY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Thirteen Weeks Ended
	May 3, 2008	May 5, 2007

Sales	$205,112	$162,871
Cost of sales	112,982	86,505
Gross margin	92,130	76,366
Selling, general and administrative expenses	96,023	77,779
Depreciation and amortization	4,978	3,543
Loss from operations	(8,871)	(4,956)
Interest expense, net	8,775	6,078
Loss from continuing operations before income taxes	(17,646)	(11,034)
Benefit for income taxes	(6,635)	(3,281)
Loss from continuing operations	(11,011)	(7,753)
Discontinued operations, net of tax	-	149
Net loss	$(11,011)	$(7,604)

Net income (loss) per share applicable to common shares – Basic and Diluted:
Loss from continuing operations	$(1.19)	$(0.86)
Discontinued operations, net of tax	$-	$0.02
Net loss	$(1.19)	$(0.84)

Weighted average shares outstanding -
Basic and Diluted	9,223,784	9,052,477

The accompanying notes are an integral part of these consolidated financial statements.

FINLAY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	May 3, 2008 (unaudited)	February 2, 2008 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$5,390	$5,358
Accounts receivable	30,030	13,793
Other receivables	3,941	1,590
Merchandise inventories	601,270	611,488
Prepaid expenses and other	7,312	7,236
Total current assets	647,943	639,465
Fixed assets:
Building, equipment, fixtures and leasehold improvements	117,818	112,079
Less – accumulated depreciation and amortization	46,001	41,887
Fixed assets, net	71,817	70,192
Deferred charges and other assets, net	26,671	27,431
Total assets	$746,431	$737,088

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$297,613	$224,231
Accounts payable – trade (including cash overdraft of $17,496 and $7,209
at May 3, 2008 and February 2, 2008, respectively)	65,881	110,475
Accrued liabilities:
Accrued salaries and benefits	14,823	15,799
Accrued miscellaneous taxes	8,710	7,162
Accrued interest	7,751	3,494
Deferred income	4,067	4,364
Deferred income taxes	15,716	16,009
Other	20,541	29,515
Income taxes payable	-	5,660
Total current liabilities	435,102	416,709
Long-term debt	200,000	200,000
Deferred income taxes	5,084	3,593
Other non-current liabilities	3,459	3,278
Total liabilities	643,645	623,580
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common Stock, par value $0.01 per share; authorized 25,000,000 shares; issued 11,645,355 and 11,514,359 shares, at May 3, 2008 and
February 2, 2008, respectively	116	114
Additional paid-in capital	95,912	95,613
Retained earnings	34,621	45,632
Less treasury stock of 2,330,154 and 2,302,597 shares, at May 3, 2008
and February 2, 2008, respectively, at cost	(27,863)	(27,851)
Total stockholders’ equity	102,786	113,508
Total liabilities and stockholders’ equity	$746,431	$737,088

The accompanying notes are an integral part of these consolidated financial statements.

FINLAY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
(in thousands, except share data)

	Common Stock		Additional			Total
	Number		Paid-in	Retained	Treasury	Stockholders’	Comprehensive
	of Shares	Amount	Capital	Earnings	Stock	Equity	Loss
Balance, February 2, 2008	9,211,762	$114	$95,613	$45,632	$(27,851)	$113,508
Net loss	-	-	-	(11,011)	-	(11,011)	$(11,011)
Comprehensive loss							$(11,011)
Issuance of common stock	130,996	2	-	-	-	2
Award of restricted stock units	-	-	30	-	-	30
Amortization of restricted stock compensation and restricted stock units	-	-	269	-	-	269
Purchase of treasury stock	(27,557)	-	-	-	(12)	(12)
Balance, May 3, 2008 (unaudited)	9,315,201	$116	$95,912	$34,621	$(27,863)	$102,786

The accompanying notes are an integral part of these consolidated financial statements.

FINLAY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Thirteen Weeks Ended
	May 3, 2008	May 5, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,011)	$(7,604)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	4,978	3,653
Amortization of deferred financing costs	508	228
Amortization of restricted stock compensation , stock options and
restricted stock units	269	441
Deferred income taxes	1,198	(3,300)
Other, net	126	393
Changes in operating assets and liabilities:
Increase in accounts and other receivables	(18,588)	(5,334)
(Increase) decrease in merchandise inventories	10,218	(7,349)
(Increase) decrease in prepaid expenses and other	(451)	352
Decrease in accounts payable and accrued liabilities	(59,137)	(37,496)
NET CASH USED IN OPERATING ACTIVITIES	(71,890)	(56,016)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment, fixtures and leasehold improvements	(6,153)	(3,709)
Acquisition of Bailey Banks & Biddle	(5,559)	-
Deferred charges and other assets	(23)	(31)
NET CASH USED IN INVESTING ACTIVITIES	(11,735)	(3,740)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facility	240,816	176,948
Principal payments on revolving credit facility	(167,434)	(130,011)
Purchase of treasury stock	(12)	(93)
Bank overdraft	10,287	13,449
NET CASH PROVIDED BY FINANCING ACTIVITIES	83,657	60,293
INCREASE IN CASH AND CASH EQUIVALENTS	32	537
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,358	2,415
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,390	$2,952

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$4,010	$1,523
Income taxes paid	$211	$1,905

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Award of vested participant restricted stock units	$30	$723
Accrual for purchases of fixed assets	$1,060	$2,579

The accompanying notes are an integral part of these consolidated financial statements.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF ACCOUNTING AND PRESENTATION

The accompanying unaudited consolidated financial statements of Finlay Enterprises, Inc. (the “Company,” the “Registrant,” “we,” “us” and “our”), and its wholly-owned subsidiary, Finlay Fine Jewelry Corporation and its wholly-owned subsidiaries (“Finlay Jewelry”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. References to “Finlay” mean collectively, the Company and Finlay Jewelry. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of May 3, 2008, and our results of operations and cash flows for the thirteen weeks ended May 3, 2008 and May 5, 2007. Due to the seasonal nature of our business, results for interim periods are not indicative of annual results. The unaudited consolidated financial statements have been prepared on a basis consistent with that of the audited consolidated financial statements as of February 2, 2008 referred to below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”).

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008 (“Form 10-K”) previously filed with the Commission.

Results from the prior year period ended May 5, 2007 exclude from continuing operations the results from Parisian stores that closed in fiscal 2007, which have been classified as discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Our fiscal year ends on the Saturday closest to January 31. References to 2008, 2007 and 2006 relate to the fiscal year ending on January 31, 2009 and the fiscal years ended on February 2, 2008 and February 3, 2007, respectively. Each of the fiscal years includes 52 weeks except 2006, which includes 53 weeks.

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

As of May 3, 2008 and February 2, 2008, deferred vendor allowances totaled (i) $6.4 million and $7.1 million, respectively, for owned merchandise, which allowances are included as an offset to merchandise inventories on the Consolidated Balance Sheets, and (ii) $4.1 million and $4.4 million, respectively, for merchandise received on consignment, which allowances are included as deferred income on the Consolidated Balance Sheets.

 Net Income (Loss) Per Share: Net income (loss) per share has been computed in accordance with SFAS No. 128, “Earnings per Share”. Basic and diluted net income (loss) per share were calculated using the weighted average number of shares outstanding during each period, with options to purchase common stock, par value $0.01 per share (“Common Stock”), restricted stock and restricted stock units, included in diluted net income (loss) per share, using the treasury stock method, to the extent that such options, restricted stock and restricted stock units were dilutive. As we had a loss from continuing operations for the thirteen weeks ended May 3, 2008 and May 5, 2007, the stock options, restricted stock and restricted stock units are not considered in the calculation of diluted net income (loss) per share due to their anti-dilutive effect. As a result, the weighted average number of shares outstanding used for both the basic and diluted net income (loss) per share calculations was the same. Total stock options, restricted stock and restricted stock units outstanding were 1,347,016 and 1,320,972 at May 3, 2008 and May 5, 2007, respectively, at prices ranging from $2.71 to $24.31 per share in each period.

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

Intangible Assets: As a result of our acquisitions in recent years, tradenames and other intangible assets were recorded and are included in deferred charges and other assets, net in the accompanying Consolidated Balance Sheets. Indefinite lived intangible assets, consisting of tradenames, are tested for impairment each year or as impairment indicators arise in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Standards Adopted in 2008: On February 3, 2008, we adopted certain provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a single authoritative definition of fair value, sets a framework for measuring fair value and expands on required disclosures about fair value measurement. The provisions of SFAS No. 157, adopted on February 3, 2008, relate to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis and did not have any effect on our consolidated financial statements. The provisions of SFAS No. 157 related to other nonfinancial assets and liabilities will be effective for the Company on February 1, 2009, and will be applied prospectively. We are currently evaluating the impact that these additional SFAS No. 157 provisions will have on our consolidated financial statements.

NOTE 3 - DESCRIPTION OF BUSINESS

We conduct business through our wholly-owned subsidiary, Finlay Jewelry. We are a retailer of fine jewelry products and operate licensed fine jewelry departments in department stores throughout the United States. Additionally, we operate luxury stand-alone jewelry stores on a national basis. All references herein to “departments” refer to fine jewelry departments operated pursuant to license agreements with host stores and all references herein to “stand-alone jewelry stores” refer to our specialty jewelry stores, consisting of Carlyle & Co. Jewelers (“Carlyle”), L. Congress, Inc. (“Congress”) and Bailey Banks & Biddle. Due to the seasonality of the retail jewelry industry, the fourth quarter of 2007 accounted for approximately 46.0% of our sales. During 2007, licensed departments in Macy’s accounted for 52.0% of our sales.

In November 2007, Finlay Jewelry completed the acquisition of substantially all of the assets and specified liabilities of the Bailey Banks & Biddle division of Zale Corporation. Finlay Jewelry currently operates 67 Bailey Banks & Biddle specialty jewelry stores in 24 states with a focus on the luxury market offering jewelry and watches under high-end brand names.

In November 2006, Finlay Jewelry completed the acquisition of Congress. Congress currently operates five specialty jewelry stores in southwest Florida, also with a focus on the luxury jewelry market.

In May 2005, Finlay Jewelry completed the acquisition of Carlyle. Carlyle currently operates 35 specialty jewelry stores, which sell luxury priced jewelry in nine states under the Carlyle & Co., J.E. Caldwell & Co. and Park Promenade tradenames.

Results of operations of acquired businesses are included in the accompanying Consolidated Statements of Operations since the date of acquisition.

NOTE 4 – BAILEY BANKS & BIDDLE ACQUISITION

 In November 2007, Finlay Jewelry completed the acquisition of substantially all of the assets and specified liabilities of Bailey Banks & Biddle. The purchase price was approximately $200.0 million, plus transaction fees of approximately $4.1 million, and was financed with borrowings under the Revolving Credit Agreement with General Electric Capital Corporation and certain other lenders (the “Revolving Credit Agreement”). A post-closing inventory adjustment of approximately $31.6 million was also financed under the Revolving Credit Agreement, with $26.0 million paid in November 2007 and the balance paid in February 2008. The acquisition was undertaken to complement and diversify our existing business and provides us with the opportunity to increase our presence in the specialty jewelry store and high-end sector.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – BAILEY BANKS & BIDDLE ACQUISITION (continued)

The Bailey Banks & Biddle acquisition has been accounted for as a purchase, and accordingly, the operating results of Bailey Banks & Biddle have been included in our consolidated financial statements since the date of acquisition.

The following consolidated unaudited pro forma information presents our sales and net loss as if the Bailey Banks & Biddle acquisition had taken place at the beginning of 2007:

Thirteen Weeks Ended
May 5, 2007
(in thousands)
Sales	$225,812
Loss from continuing operations	(9,647)
Net loss	(9,498)
Basic and Diluted net loss per share	(1.07)

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

NOTE 5 – CONSOLIDATION OF HOST STORE GROUPS AND OTHER

In February 2008, Macy’s announced corporate restructuring initiatives impacting three divisional changes including the consolidation of Macy's North into Macy's East, Macy's Northwest into Macy's West, and Macy's Midwest into Macy's South. The consolidation of Macy's North as well as that of Macy's Northwest, will result in the non-renewal of these license agreements with Finlay Jewelry and the loss of 57 departments and 36 departments, respectively, on January 31, 2009. In March 2008, Macy’s signed a two-year extension of Finlay Jewelry’s license agreement for Macy’s Central (the newly-merged division of Macy’s Midwest and Macy’s South), which will consist of 213 departments. The amended license agreement extends Finlay Jewelry’s current contract until January 29, 2011. As of May 3, 2008, we operated a total of 340 departments in five of Macy’s eight divisions, as follows:

Macy’s South	118
Macy’s Midwest	95
Macy’s North (a)	57
Macy’s Northwest (a)	36
Bloomingdale’s	34
Total	340

(a) Finlay Jewelry will close 93 Macy’s departments at the end of 2008.

In October 2006, Macy’s sold its Lord & Taylor division to NRDC Equity Partners LLC (“NRDC”). In February 2008, we received notification from NRDC that Finlay Jewelry’s license agreement would not be renewed upon expiration on January 31, 2009, and Finlay Jewelry will close a total of 47 Lord & Taylor departments at the end of 2008.

We will account for Macy’s and Lord & Taylor department store closings as discontinued operations upon closing these departments at the end of 2008.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONSOLIDATION OF HOST STORE GROUPS AND OTHER (continued)

Further, as a result of Belk, Inc.’s (“Belk”) acquisition of Parisian from Saks, Inc. (“Saks”) in October 2006, the Parisian departments closed in July 2007. In 2007, we generated sales of approximately $9.8 million from our 33 Parisian departments. For the thirteen weeks ended May 5, 2007, the results of operations for these closed stores have been classified as discontinued operations in accordance with SFAS No. 144.

Following is a summary of the activity in the accrual established for severance charges for both our field operations and corporate office that have been recorded within our department store based fine jewelry departments segment (in thousands):

Severance and Termination Benefits
Balance at February 3, 2007	$585
Payments	(398)
Reversal of accrual	(70)
Balance at February 2, 2008	117
Charges	392
Payments	(72)
Balance at May 3, 2008	$437

NOTE 6 - MERCHANDISE INVENTORIES

Merchandise inventories consisted of the following:

	May 3, 2008	February 2, 2008
	(in thousands)
Jewelry goods – rings, watches and other fine jewelry
(first-in, first-out (“FIFO”) basis)	$641,946	$649,960
Less: Excess of FIFO cost over LIFO inventory value	40,676	38,472
	$601,270	$611,488

We determine our LIFO inventory value by utilizing internally developed indices. The LIFO method had the effect of increasing the loss from continuing operations before income taxes for each of the thirteen weeks ended May 3, 2008 and May 5, 2007 by $2.2 million and $1.0 million, respectively.

Approximately $196.6 million and $217.9 million at May 3, 2008 and February 2, 2008, respectively, of merchandise received on consignment is not included in merchandise inventories and accounts payable-trade in the accompanying Consolidated Balance Sheets.

 NOTE 7 - SHORT AND LONG-TERM DEBT

 The Revolving Credit Agreement, which matures in November 2012, provides Finlay Jewelry with a senior secured revolving line of credit up to $550.0 million (the “Revolving Credit Facility”). The Revolving Credit Facility provides a five-year $512.5 million (“Tranche A”) and $37.5 million (“Tranche B”) Revolving Credit Facility. At May 3, 2008 and February 2, 2008, $297.6 million and $224.2 million was outstanding under this facility, at which point the available borrowings were $135.9 million and $174.2 million, respectively, ($105.9 million and $144.2 million, respectively, of excess availability after taking into consideration the $30.0 million minimum unused balance requirement discussed below). The average amounts outstanding under the Revolving Credit Agreement were $282.8 million and $90.2 million for the thirteen weeks ended May 3, 2008 and May 5, 2007, respectively. The maximum amount outstanding for the thirteen weeks ended May 3, 2008 was $310.8 million.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - SHORT AND LONG-TERM DEBT (continued)

At Finlay Jewelry’s option, Tranche A bears interest at a floating rate equal to a margin of 0.25% over the Index Rate or 2.00% over the LIBOR (London Interbank Offer Rate) from November 9, 2007 through January 1, 2009. After January 1, 2009, the loans under Tranche A will bear interest in accordance with a graduated pricing matrix based on the average excess availability under the facility for the previous quarter. Tranche B bears interest at a floating rate equal to a margin of 2.75% over the Index Rate or 4.50% over LIBOR. The Index Rate is equal to the higher of (i) the federal funds rate plus 50 basis points and (ii) the publicly quoted rate as published by the Wall Street Journal as the “prime rate”. The Revolving Credit Agreement has a $75.0 million letter of credit sub-limit, which reduces availability when utilized. The weighted average interest rate was 5.5% and 7.0% for the thirteen weeks ended May 3, 2008 and May 5, 2007, respectively.

The Revolving Credit Agreement is limited by a borrowing base computed primarily on the balance of Finlay Jewelry’s inventory and accounts receivable and is secured by a first priority perfected security interest in all of Finlay Jewelry’s (and any subsidiary’s) present and future tangible and intangible assets. The Revolving Credit Agreement contains customary covenants, including limitations on, or relating to, liens, indebtedness, investments, mergers, acquisitions, affiliate transactions, management compensation and the payment of dividends and other restricted payments. Additionally, the Revolving Credit Agreement includes a requirement to maintain a minimum unused balance of not less than $30.0 million at all times. As of May 3, 2008, Finlay Jewelry was in compliance with this requirement and expects to be in compliance during the remainder of 2008.

At May 3, 2008 and February 2, 2008, we had letters of credit outstanding totaling $6.4 million and $6.2 million, respectively, which guarantee various trade activities. The contract amounts of the letters of credit approximate their fair value.

Long-term debt consisted of the following:

	May 3, 2008	February 2, 2008
	(in thousands)
Senior Notes (a)	$200,000	$200,000

(a)	The fair value of the Senior Notes, determined based on market quotes, was approximately $79.6 million at May 3, 2008 and $103.8 million at February 2, 2008.

Finlay Jewelry’s 8-3/8% Senior Notes due June 1, 2012 (the “Senior Notes”), comprise an aggregate principal amount of $200.0 million. Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year.

The Senior Notes are unsecured senior obligations and rank equally in right of payment with all of the existing and future unsubordinated indebtedness of Finlay Jewelry and senior to any future indebtedness of Finlay Jewelry that is expressly subordinated to the Senior Notes. The Senior Notes are effectively subordinated to Finlay Jewelry’s secured indebtedness, including obligations under its Revolving Credit Agreement, to the extent of the value of the assets securing such indebtedness, and effectively subordinated to the indebtedness and other liabilities (including trade payables) of its subsidiaries. Finlay Jewelry may redeem the Senior Notes, in whole or in part, at any time beginning June 1, 2008 at specified redemption prices plus accrued and unpaid interest, if any, to the date of the redemption. Upon certain change of control events, each holder of the Senior Notes may require Finlay Jewelry to purchase all or a portion of such holder's Senior Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued interest to the purchase date.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - SHORT AND LONG-TERM DEBT (continued)

The indenture governing the Senior Notes contains restrictions relating to, among other things, the payment of dividends, redemptions or repurchases of capital stock, the incurrence of additional indebtedness, the making of certain investments, the creation of certain liens, the sale of certain assets, entering into transactions with affiliates, engaging in mergers and consolidations and the transfer of all or substantially all assets. Finlay Jewelry was in compliance with all of its covenants as of and for the thirteen weeks ended May 3, 2008 and expects to be in compliance during the remainder of 2008.

NOTE 8 – INCOME TAXES

In compliance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”), the Company had unrecognized tax benefits of approximately $1.8 million as of May 3, 2008 and approximately $1.7 million as of February 2, 2008. Included in the balance are $1.6 million and $1.5 million as of May 3, 2008 and February 2, 2008, respectively, of unrecognized tax benefits that, if recognized, would affect the annual effective income tax rate.

For income tax reporting purposes, we have an October 31 year end. The Company files a consolidated federal income tax return with Finlay Jewelry and its wholly-owned subsidiaries and numerous consolidated and separate income tax returns in many state and local jurisdictions. The tax years 2003 through 2008 remain open to examination by the major taxing jurisdictions to which we are subject. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense, which is a continuation of the Company’s historical accounting policy. Approximately $0.4 million and $0.3 million in potential interest and penalties are included as a component of the $1.8 million and $1.7 million at May 3, 2008 and February 2, 2008, respectively. The Company anticipates $0.4 million of unrecognized tax benefits will be recognized as a result of the settlement of audits and the expiration of the statute of limitations prior to February 2, 2009.

NOTE 9 – STOCK-BASED COMPENSATION

Stock options outstanding under our stock incentive plans have been granted at prices which are equal to the market value of our stock on the date of grant, generally vest over three or five years and expire no later than ten years after the grant date. During the thirteen weeks ended May 3, 2008 and May 5, 2007, we recognized approximately $32,000 and $0, respectively, in stock-based compensation expense.

There were no options granted, exercised or forfeited during the thirteen weeks ended May 3, 2008. The following table summarizes stock options outstanding at February 2, 2008 and May 3, 2008 and stock options exercisable at May 3, 2008:

	Options Outstanding
	Number Outstanding	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Ex. Price	Aggregate Intrinsic Value (000’s)
Outstanding at February 2, 2008	863,200	4.94	$8.07	$-
Outstanding at May 3, 2008	863,200	4.69	$8.07	$-
Exercisable at May 3, 2008	588,200	2.40	$10.58	$-

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCK-BASED COMPENSATION (continued)

The following table summarizes the changes in restricted stock outstanding during the thirteen weeks ended May 3, 2008:

	Restricted Stock	Wtd. Avg. Grant Date Fair Value
Balance at February 2, 2008	48,367	$11.78
Vested	(47,321)	11.85
Balance at May 3, 2008	1,046	$8.70

During the thirteen weeks ended May 3, 2008 and May 5, 2007, total amortization of restricted stock compensation was $0.1 million and $0.2 million, respectively.

The following table summarizes the changes in restricted stock units (“RSUs”) outstanding, including nonvested RSUs, during the thirteen weeks ended May 3, 2008:

	RSUs(1)	Wtd. Avg. Grant Date Fair Value Per Award
Balance at February 2, 2008	530,051	$8.29
Granted	36,394	1.84
Shares Issued	(83,675)	12.66
Balance at May 3, 2008	482,770	$6.95

(1) Refer to Note 10 for additional information regarding RSUs.

During the thirteen weeks ended May 3, 2008 and May 5, 2007, total amortization expense was $0.2 million in each period.

NOTE 10 –	EXECUTIVE AND DIRECTOR DEFERRED COMPENSATION AND STOCK PURCHASE PLANS

 In April 2003, the Board of Directors adopted the Executive Deferred Compensation and Stock Purchase Plan and the Director Deferred Compensation and Stock Purchase Plan (the “RSU Plans”), which were approved by our stockholders on June 19, 2003. Under the RSU Plans, key executives and non-employee directors, as directed by our Compensation Committee, are eligible to acquire RSUs. A RSU is a unit of measurement equivalent to one share of Common Stock, but with none of the attendant rights of a share of Common Stock. Two types of RSUs are awarded under the RSU Plans: (i) participant RSUs, where a plan participant may elect to defer, in the case of an executive employee, a portion of his or her actual or target bonus, and in the case of a non-employee director, his or her retainer fees and Committee chairmanship fees and receive RSUs in lieu thereof, and (ii) matching RSUs, where we will credit a participant’s plan account with one matching RSU for each participant RSU that a participant elects to purchase. While participant RSUs are fully vested at all times, matching RSUs are subject to vesting and forfeiture as set forth in the RSU Plans. At the time of distribution under the RSU Plans, RSUs are converted into actual shares of Common Stock. As of May 3, 2008, 482,770 RSUs are outstanding under the RSU Plans.

The shares issued upon distribution of RSUs under the RSU Plans are provided by the Company’s 2007 Long Term Incentive Plan (the “2007 Plan”). As a result of the unavailability of shares of the Company’s Common Stock under the 2007 Plan and in order to facilitate the satisfaction of our obligations to make awards of RSUs, on May 22, 2008, the Board of Directors authorized the repurchase of one senior officer’s stock options to acquire 40,000 shares of Common Stock with a per share exercise price of $12.75, subject to the execution of a repurchase agreement. The agreement was executed on June 5, 2008 following which, the repurchase consideration of $40.00, or $0.001 per share, was paid.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 –	EXECUTIVE AND DIRECTOR DEFERRED COMPENSATION AND STOCK PURCHASE PLANS (continued)

 As a result of the unavailability of shares under the 2007 Plan to satisfy the Company’s obligations under the RSU Plans, each of the RSU Plans was also amended effective as of May 22, 2008 to reflect that we may delay crediting of the awards of RSUs payable under the RSU Plans until the requisite number of shares of Common Stock are available under the 2007 Plan.

Pursuant to these amendments, no new deferral agreements may be entered into under the RSU Plans, and any existing deferral agreements will remain in full force and effect, except that: (1) with respect to the Executive Plan, deferral agreements regarding the 2008 bonus payable on April 25, 2009, will be effectively cancelled, and such bonus amounts will be paid to the participants on April 25, 2009 in cash; and (2) with respect to the Director Plan, cash (rather than RSUs), will be paid for eligible director's fees deferred with respect to the third and fourth quarters of the 2008 fiscal year, and such cash amounts will be paid to the directors on February 2, 2009. Effective as of May 22, 2008, no more matching awards will be made under the RSU Plans.

NOTE 11 – SEGMENT INFORMATION

  In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, we have two reporting segments: department store based fine jewelry departments and stand-alone specialty jewelry stores. The accounting policies of the segments are generally the same as those described in Note 2. There are no intercompany sales between the segments.

The following table provides segment level financial information for the thirteen weeks ended May 3, 2008 and May 5, 2007 (in thousands):

	Thirteen Weeks Ended
	May 3, 2008			May 5, 2007
	Department Store Based Fine Jewelry Departments (1)	Stand-alone Jewelry Stores	Total	Department Store Based Fine Jewelry Departments (1)	Stand-alone Jewelry Stores	Total
Sales	$127,449	$77,663	$205,112	$135,638	$27,233	$162,871
Depreciation and amortization	3,613	1,365	4,978	3,174	369	3,543
Income (loss) from operations	(7,536)	(1,335)	(8,871)	(5,511)	555	(4,956)
Interest expense, net	5,781	2,994	8,775	5,420	658	6,078
Benefit for income taxes	(5,008)	(1,627)	(6,635)	(3,242)	(39)	(3,281)
Total assets	408,678	337,753	746,431	448,399	100,750	549,149
Capital expenditures	2,330	3,823	6,153	3,530	179	3,709

(1) Included in interest expense, net for each of the thirteen weeks ended May 3, 2008 and May 5, 2007 is $4.2 million related to the Senior Notes.

Additionally, our sales mix by merchandise category was as follows for the thirteen weeks ended May 3, 2008 and May 5, 2007 (dollars in thousands):
	Thirteen Weeks Ended
	May 3, 2008				May 5, 2007
	Department Store Based Fine Jewelry Departments		Stand-alone Jewelry Stores		Department Store Based Fine Jewelry Departments		Stand-alone Jewelry Stores
	Sales	% of Sales	Sales	% of Sales	Sales	% of Sales	Sales	% of Sales
Diamonds	$31,394	25%	$26,188	34%	$33,438	25%	$6,986	26%
Gemstones	22,672	18	5,670	7	25,102	18	3,018	11
Gold	21,295	17	1,329	2	22,990	17	718	2
Watches	18,405	14	23,814	31	17,997	13	10,245	38
Designer	16,235	13	10,286	13	15,682	12	4,028	15
Other (1)	17,448	13	10,376	13	20,429	15	2,238	8
Total Sales	$127,449	100%	$77,663	100%	$135,638	100%	$27,233	100%

(1)	Includes special promotional items, remounts, estate jewelry, pearls, beads, cubic zirconia, sterling silver and men’s jewelry, as well as repair services and accommodation sales to our employees.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – DISCONTINUED OPERATIONS

As a result of the 33 Parisian store closings in July 2007, the results of operations for these departments have been segregated from those of continuing operations, net of tax, and classified as discontinued operations for all periods presented. All of the closed stores were operated in our department store based fine jewelry departments segment.

A summary of the statement of operations information relating to the discontinued operations is as follows (in thousands):

Thirteen Weeks Ended
May 5, 2007
Sales	$3,567
Income before income taxes	248
Discontinued operations, net of tax	149

NOTE 13 – LICENSE AGREEMENTS WITH DEPARTMENT STORES AND LEASE  AGREEMENTS

We conduct a substantial part of our operations as licensed departments in department stores. All of the department store licenses provide that, except under limited circumstances, the title to certain of our fixed assets transfers upon termination of the licenses, and that we will receive reimbursement for the undepreciated value of such fixed assets from the host store upon such transfer. The value of such fixed assets is recorded at the inception of the license arrangement as well as upon department renovations, and is reflected in the accompanying Consolidated Balance Sheets.

Our operating leases consist primarily of office space rentals and the stand-alone specialty jewelry store locations, which leases expire on various dates through 2023. The department store license agreements provide for the payment of fees based on sales (i.e., contingent fees in the table below). Additionally, certain of the stand-alone specialty jewelry store leases require payment of contingent rent based on a percentage of store sales in excess of a specified threshold. License fees and lease expense included in SG&A are as follows:

	Thirteen Weeks Ended
	May 3, 2008	May 5, 2007
	(in thousands)
Base rent	$9,896	$2,261
Contingent fees	21,924	23,084
Total	$31,820	$25,345

NOTE 14 – COMMITMENTS, CONTINGENCIES AND OTHER

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

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – COMMITMENTS, CONTINGENCIES AND OTHER (continued)

Our concentration of credit risk consists principally of accounts receivable. In the department store based fine jewelry departments, substantially all consumer credit risk is borne by the host store rather than by us. During 2007, jewelry departments in store groups owned by Macy’s accounted for approximately 52% of our sales. We believe that the inability of Macy’s to pay its receivables could have a material adverse effect on our financial position or results of operations.

In 2007, approximately 43.3% of sales were generated by merchandise obtained from our ten largest vendors and approximately 6.7% of sales were generated by merchandise obtained from our largest vendor.

We have not provided any third-party financial guarantees as of May 3, 2008 and February 2, 2008.

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

This MD&A has been updated for the purpose of restating our financial statements for Parisian stores which have been treated as discontinued operations for 2007.

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

Executive Overview

Our Business

We have two operating segments – licensed department store based fine jewelry departments and stand-alone specialty jewelry stores. We operate licensed fine jewelry departments in major department stores where we sell a broad selection of moderately priced jewelry, with an average sales price of approximately $272 per item in 2007. Our stand-alone specialty jewelry stores sell luxury priced jewelry at an average sales price of approximately $1,300 per item in 2007. As of May 3, 2008, we operated a total of 781 locations, including 674 department store based fine jewelry departments in ten host store groups, in 40 states and the District of Columbia, as well as 107 stand-alone jewelry stores operating as 67 Bailey Banks & Biddle stores in 24 states, 35 Carlyle stores in nine states, located principally in the southeastern United States and five Congress stores in southwest Florida.

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

First Quarter Highlights

Total sales were $205.1 million for the thirteen weeks ended May 3, 2008 compared to $162.9 million for the thirteen weeks ended May 5, 2007, an increase of 25.9%. Total sales for the first quarter of 2008 included $77.7 million of sales generated by our stand-alone jewelry stores compared to $27.2 million in the first quarter of 2007. The increase primarily relates to the acquisition of Bailey Banks & Biddle in November 2007. Comparable store sales decreased 4.5%, as a result of decreased consumer spending in a weak economic environment in the first quarter of 2008. Gross margin increased by $15.8 million compared to 2007, and, as a percentage of sales, gross margin decreased by 2.0% from 46.9% to 44.9%. The decrease in gross margin, as a percentage of sales, relates to increased volume from the stand-alone jewelry stores at lower margins, lower vendor concessions due to reduced merchandise receipts in 2007 as well as a higher LIFO provision. SG&A increased $18.2 million, and, as a percentage of sales, SG&A decreased 1.0%, from 47.8% to 46.8%, primarily as a result of our continued efforts to reduce corporate overhead costs and our ability to leverage administrative costs associated with the integration of Bailey Banks & Biddle. SG&A expenses include severance costs of $0.4 million for field personnel associated with the Macy’s and Lord & Taylor anticipated store closings, scheduled to close at the end of the current fiscal year. Borrowings under the Revolving Credit Agreement increased by $73.4 million at May 3, 2008 as compared to February 2, 2008, which reflects additional borrowings for working capital requirements. Maximum outstanding borrowings during the thirteen weeks ended May 3, 2008 were $310.8 million, at which point the available borrowings under the Revolving Credit Agreement were an additional $105.1 million ($75.1 million of excess availability after taking into consideration the $30.0 million minimum unused balance requirement under Finlay Jewelry’s Revolving Credit Agreement). Refer to Note 7 of Notes to the Consolidated Financial Statements.

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

In March 2008, Finlay Jewelry signed a two-year extension with Macy’s for the newly formed consolidated Macy’s Central division formerly known as the Macy’s South and Macy’s Midwest divisions. The amended license agreement extends Finlay Jewelry’s current contract until January 29, 2011, and covers 213 departments. The agreement has no impact on the Bloomingdale’s division whose license agreement, covering 34 departments, currently runs through January 30, 2010.

During the thirteen weeks ended May 3, 2008, we opened four new Carlyle stores. Through the Bailey Banks & Biddle acquisition as well as opening new stand-alone jewelry stores and Bloomingdale’s departments, we have a larger portion of our business dedicated to the luxury sector. We currently plan to open seven new locations during the remainder of the year, including three Bailey Banks & Biddle stand-alone stores and four department store based fine jewelry departments.

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

We operate licensed fine jewelry departments in major department stores and, as such, this segment of our business is substantially dependent on our relationships with our host store groups, especially Macy’s. A decision by Macy’s, or certain of our other host store groups, to terminate existing relationships, transfer the operation of some or all of their departments to a competitor, assume the operation of those departments themselves, or close a significant number of stores, would have a material adverse effect on our business and financial condition.

As of May 3, 2008, we operated a total of 340 departments in five of Macy’s eight divisions. In February 2008, Macy’s announced corporate restructuring initiatives impacting three divisional changes including the consolidation of Macy's North into Macy's East, Macy's Northwest into Macy's West, and Macy's Midwest into Macy's South. The consolidation of Macy's North as well as that of Macy's Northwest will result in the non-renewal of these license agreements with Finlay Jewelry and the loss of 57 departments and 36 departments, respectively. In March 2008, Macy's signed a two-year extension of Finlay Jewelry’s license agreement for Macy’s Central (the newly-merged division of Macy's Midwest and Macy's South), which will consist of 213 departments. The amended license agreement extends Finlay Jewelry’s current contract until January 29, 2011. In 2007, our department store based fine jewelry sales were 73% of our total sales, and approximately 52% of our total sales were generated by departments operated in store groups owned by Macy’s. In 2007, the Macy's North and Macy's Northwest locations generated approximately $120.0 million in combined revenue. We expect that Macy’s will comprise approximately 43% and 36% of our total sales over the next two years (after factoring in projected full year results for Bailey Banks & Biddle and the loss of the two Macy’s groups in 2009).

In February 2008, we received notification from NRDC that Finlay Jewelry’s license agreement would not be renewed with Lord & Taylor upon its expiration on January 31, 2009. We will close a total of 47 Lord & Taylor locations at the end of 2008. In 2007, the Lord & Taylor locations generated approximately $44.0 million in sales.

As a result of Belk’s decision not to renew Finlay Jewelry’s license agreement and acquisition of the Parisian departments from Saks, we closed 33 Parisian departments at the end of July 2007. In 2007, we generated sales of approximately $9.8 million from our Parisian departments.

We currently have a significant amount of debt. As of May 3, 2008, we had $200.0 million of debt outstanding under our Senior Notes. Additionally, at May 3, 2008, borrowings under the Revolving Credit Agreement were $297.6 million.

Results of Operations

 The following table sets forth operating results as a percentage of sales for the periods indicated. The discussion that follows should be read in conjunction with the following table:

	Thirteen Weeks Ended
	May 3, 2008	May 5, 2007
Statement of Operations Data:
Sales	100.0%	100.0%
Cost of sales	55.1	53.1
Gross margin	44.9	46.9
Selling, general and administrative expenses	46.8	47.8
Depreciation and amortization	2.4	2.2
Loss from operations	(4.3)	(3.1)
Interest expense, net	4.3	3.7
Loss from continuing operations before income taxes	(8.6)	(6.8)
Benefit for income taxes	(3.2)	(2.0)
Loss from continuing operations	(5.4)	(4.8)
Discontinued operations, net of tax	-	0.1
Net loss	(5.4)%	(4.7)%

Thirteen Weeks Ended May 3, 2008 Compared with Thirteen Weeks Ended May 5, 2007

Sales. Sales for the thirteen weeks ended May 3, 2008 increased $42.2 million, or 25.9%, compared to the 2007 first quarter. Sales include $127.4 million from the department store based fine jewelry departments for the thirteen weeks ended May 3, 2008, which represented a 6.0% decrease compared to sales of $135.6 million for the thirteen weeks ended May 5, 2007. Sales also include $77.7 million in sales generated by our stand-alone jewelry stores in 2008 compared to $27.2 million in 2007, the increase of which primarily relates to the acquisition of Bailey Banks & Biddle in November 2007. Comparable store sales decreased 4.5% as a result of decreased consumer spending in a weak economic environment in the first quarter of 2008.

During the thirteen weeks ended May 3, 2008, we opened four stand-alone specialty jewelry stores in our Carlyle division. Additionally, during the thirteen weeks ended May 3, 2008, we closed 13 department store based fine jewelry departments and three stand-alone specialty jewelry stores. The closings were comprised of the following:

Store Group	Number of Locations	Reason
Macy’s	10	Host store decision to close these locations.
Dillard’s	2	Host store decision to close these locations.
Bailey Banks & Biddle	2	Management’s decision to close unprofitable stores.
Carlyle	1	Management’s decision to close store and open a new store in a nearby location.
Other	1	Other department store closing within existing host store group.
Total	16

The results of operations for these closed locations was not material for the current or prior quarter.

Gross margin. Gross margin increased by $15.8 million in the first quarter of 2008 compared to 2007. As a percentage of sales, gross margin decreased by 2.0% from 46.9% to 44.9%. The components of this net decrease in gross margin are as follows:

Component	%	Reason
Merchandise cost of sales	(1.1)%	Increase in cost of sales is due to increased volume from the stand-alone jewelry division at lower gross margins and lower vendor concessions due to reduced merchandise receipts in 2007.
LIFO	(0.5)	Increase in the LIFO provision is due to increases in our internal price indices.
Other	(0.4)	Increase in various other components of cost of sales.
Total decrease	(2.0)%

Selling, general and administrative expenses. The components of SG&A include payroll expense, license fees, rent expense, net advertising expenditures and other field and administrative expenses. SG&A increased $18.2 million, or 23.4%. As a percentage of sales, SG&A decreased by 1.0% from 47.8% to 46.8%. The components of this net decrease in SG&A are as follows:

Component	%	Reason
Net advertising expenditures	(0.3)%	Decrease is primarily due to lower gross advertising expenditures.
License and lease fees	1.3	Increase is primarily due to the impact of additional stand-alone jewelry store leases at higher lease fees, as a percentage of sales, as a result of the Bailey Banks & Biddle acquisition.
Other	(2.0)	Decrease is due to our continued efforts to reduce corporate overhead costs and our ability to leverage administrative costs associated with the integration of Bailey Banks & Biddle.
Total decrease	(1.0)%

Depreciation and amortization. Depreciation and amortization for the thirteen weeks ended May 3, 2008 and May 5, 2007 totaled $5.0 million and $3.5 million, respectively. Included in the first quarter of 2008 is approximately $0.5 million for accelerated depreciation charges associated with the Macy’s and Lord & Taylor anticipated store closings at the end of the current fiscal year.

Interest expense, net. Interest expense increased by $2.7 million primarily as a result of higher average borrowings under the Revolving Credit Agreement used to finance the acquisition of Bailey Banks & Biddle in 2007. The weighted average interest rate on all outstanding borrowings was approximately 6.7% for the first quarter in 2008 compared with 8.0% for the comparable period in 2007.

Benefit for income taxes. The income tax benefit for the first quarter of 2008 reflects an effective tax rate of 37.6% compared to 29.7% for the same period in the prior year. The effective tax rate is expected to be significantly higher in 2008 due to the projected higher-level of pre-tax loss in relation to non-deductible permanent differences.

Discontinued operations. Discontinued operations for the thirteen weeks ended May 5, 2007 includes the results of operations for the Parisian departments closed in July 2007. Sales related to these operations totaled $3.6 million for the thirteen weeks ended May 5, 2007. Gross margin related to the discontinued departments totaled $1.7 million, or 48.4% as a percentage of sales. The net income from discontinued operations for the thirteen weeks ended May 5, 2007 was $0.1 million.

Net income (loss). Net loss of $11.0 million for the 2008 period compares to net loss of $7.6 million in the prior year period as a result of the factors discussed above.

Liquidity and Capital Resources

Information about our financial position as of May 3, 2008 and February 2, 2008 is presented in the following table:

	May 3, 2008	February 2, 2008
	(dollars in thousands)
Cash and cash equivalents	$5,390	$5,358
Working capital	212,841	222,756
Short-term debt	297,613	224,231
Long-term debt	200,000	200,000
Stockholders’ equity	102,786	113,508

Our primary capital requirements are funding working capital for new locations and growth of existing locations, as well as debt service obligations and license fees to host store groups, rent payments for the stand-alone jewelry stores, capital expenditures for opening new locations, renovating existing locations, information technology investments and funding acquisitions. For the thirteen weeks ended May 3, 2008, capital expenditures totaled $6.2 million and for 2008 are estimated to be in the range of $18.0 million to $20.0 million.

We currently expect to fund capital expenditure requirements as well as liquidity needs from a combination of cash, internally generated funds, vendor credit and borrowings under Finlay Jewelry’s Revolving Credit Agreement. We believe that our internally generated liquidity through cash flows from operations, together with access to external capital resources, will be sufficient to satisfy existing commitments and will provide adequate financing flexibility.

Cash flows provided by (used in) operating, investing and financing activities for the thirteen weeks ended May 3, 2008 and May 5, 2007 were as follows:
	Thirteen Weeks Ended
	May 3,	May 5,
	2008	2007
	(dollars in thousands)
Operating activities	$(71,890)	$(56,016)
Investing activities	(11,735)	(3,740)
Financing activities	83,657	60,293
Net increase in cash and cash equivalents	$32	$537

Our current priorities for the use of cash or borrowings, as a result of borrowings available under the Revolving Credit Agreement, are:

•	Investment in inventory and for working capital;

•	Capital expenditures for new locations, expansions and remodeling of existing locations;

•	Investments in technology; and

•	Strategic acquisitions.

Operating Activities

The primary source of our liquidity is cash flows from operating activities. Operating cash outflows include payments to vendors for inventory, services and supplies, payments for employee payroll, license fees, rent and payments of interest and taxes. Net cash flows used in operating activities were $71.9 million and $56.0 million for the thirteen weeks ended May 3, 2008 and May 5, 2007, respectively. Inventory levels at May 3, 2008 decreased by $10.2 million, or 1.7%, as compared to February 2, 2008, primarily related to a decrease in inventory in our licensed fine jewelry departments in anticipation of department closings at the end of the current year. Accounts receivable increased to $30.0 million from $13.8 million primarily related to the higher sales volume in April 2008 as compared with January 2008 in our licensed fine jewelry department store business. Additionally, the decrease in accounts payable to $59.1 million from $110.5 million reflects vendor payments for inventory receipts and consignment sales associated with the 2007 holiday season.

Our operations involving licensed fine jewelry departments substantially preclude customer receivables as our license agreements typically require host stores to remit sales proceeds for each month (without regard to whether such sales were cash, store credit or national credit card) to us approximately three weeks after the end of such month. Additionally, at the end of 2007, approximately 25% of our merchandise was held on consignment. Our working capital balance was $212.8 million at May 3, 2008, a decrease of $9.9 million from February 2, 2008.

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

Investing Activities

Net cash used in investing activities totaled $11.7 million and $3.7 million for the thirteen weeks ended May 3, 2008 and May 5, 2007, respectively. The current quarter included a post-closing inventory adjustment of $5.6 million in connection with the acquisition of Bailey Banks & Biddle. Capital expenditures for the current and prior year periods totaled $6.2 million and $3.7 million, respectively, related primarily to expenditures for opening new locations and renovating existing locations.

Financing Activities

Net cash provided by financing activities was $83.7 million for the thirteen weeks ended May 3, 2008, consisting primarily of proceeds from, and principal repayments on, the Revolving Credit Facility. Net cash provided from financing activities was $60.3 million for the thirteen weeks ended May 5, 2007.

The Revolving Credit Agreement provides Finlay Jewelry with a line of credit up to $550.0 million to finance working capital needs. At Finlay Jewelry’s option, Tranche A (up to $512.5 million) bears interest at a floating rate equal to a margin of 0.25% over the Index Rate or 2.00% over the LIBOR (London Interbank Offer Rate) from November 9, 2007 through January 1, 2009. After January 1, 2009, the loans under Tranche A will bear interest in accordance with a graduated pricing matrix based on the average excess availability under the facility for the previous quarter. Tranche B (up to $37.5 million) bears interest at a floating rate equal to a margin of 2.75% over the Index Rate or 4.50% over LIBOR. The Index Rate is equal to the higher of (i) the federal funds rate plus 50 basis points and (ii) the publicly quoted rate as published by the Wall Street Journal as the “prime rate”. The weighted average interest rate was 5.5% and 7.0% for the thirteen weeks ended May 3, 2008 and May 5, 2007, respectively.

Borrowings under the Revolving Credit Agreement were $297.6 million at May 3, 2008, compared to $224.2 million at February 2, 2008 and $92.8 million at May 5, 2007. The average amounts outstanding under the Revolving Credit Agreement were $282.8 million and $90.2 million for the thirteen weeks ended May 3, 2008 and May 5, 2007, respectively. The maximum amount outstanding for the thirteen weeks ended May 3, 2008 was $310.8 million, at which point the available borrowings under the Revolving Credit Agreement were an additional $105.1 million ($75.1 million of excess availability after taking into consideration the $30.0 million minimum unused balance requirement under Finlay Jewelry’s Revolving Credit Agreement). At May 3, 2008, we had letters of credit outstanding totaling $6.4 million, which guarantee various trade activities.

In November 2007, Finlay Jewelry completed the acquisition of substantially all of the assets and specified liabilities that comprised the Bailey Banks & Biddle division of Zale Corporation, a chain of 67 stand-alone retail stores in 24 states with a focus on the luxury market, offering jewelry and watches under high-end name brands. The purchase price of approximately $200.0 million, plus transaction fees of approximately $4.1 million, was financed with borrowings under the Revolving Credit Agreement. A post-closing inventory adjustment of $31.6 million was also financed through borrowings under the Revolving Credit Agreement, with $26.0 million paid in November 2007 and the balance paid in February 2008. Since the date of acquisition, Bailey Banks & Biddle’s cash requirements have been, and will continue to be, funded under the Revolving Credit Agreement.

A significant amount of our operating cash flows will be used to pay interest with respect to the Senior Notes and amounts due under the Revolving Credit Agreement. As of May 3, 2008, our outstanding borrowings were $497.6 million, which included a $200.0 million balance under the Senior Notes and a $297.6 million balance under the Revolving Credit Agreement. This compares to $292.8 million as of May 5, 2007, including a $200.0 million balance under the Senior Notes and a $92.8 million balance under the Revolving Credit Agreement.

The Revolving Credit Agreement contains customary covenants, including limitations on, or relating to, liens, indebtedness, investments, mergers, acquisitions, affiliate transactions, management compensation and the payment of dividends and other restricted payments. The only financial covenant is the maintenance of a minimum of $30.0 million of availability under the facility. The indenture related to the Senior Notes contains restrictions relating to, among other things, the payment of dividends, redemptions or repurchases of capital stock, the incurrence of additional indebtedness, the making of certain investments, the creation of certain liens, the sale of certain assets, entering into transactions with affiliates, engaging in mergers and consolidations and the transfer of all or substantially all assets. We were in compliance with all such covenants as of May 3, 2008. Refer to Note 7 of Notes to the Consolidated Financial Statements.

We believe that, based upon current operations, anticipated growth and continued availability under the Revolving Credit Agreement, Finlay Jewelry will, for the foreseeable future, be able to meet its debt service and anticipated working capital obligations and to make distributions sufficient to permit us to pay certain expenses as they come due. No assurances, however, can be given that Finlay Jewelry’s operating results will continue to be sufficient to permit Finlay Jewelry to meet its debt service and other obligations. The amounts required to satisfy the aggregate of Finlay Jewelry’s interest expense totaled $4.0 million and $1.5 million for the thirteen weeks ended May 3, 2008 and May 5, 2007, respectively.

Our needs for external financing will depend on our rate of growth, the level of internally generated funds and our ability to continue obtaining substantial amounts of merchandise on advantageous terms, including consignment arrangements, with our vendors. As of May 3, 2008, $196.7 million of consignment merchandise from approximately 300 vendors was on hand as compared to $217.9 million at February 2, 2008.

The following table summarizes our contractual and commercial obligations which may have an impact on future liquidity and the availability of capital resources, as of May 3, 2008 (dollars in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations:
Senior Notes (due 2012)	$200,000	$-	$-	$200,000	$-
Interest payments on Senior Notes	75,375	16,750	33,500	25,125	-
Operating lease obligations (1)	160,879	26,524	43,431	28,580	62,344
Revolving Credit Agreement (due 2012) (2)	297,613	297,613	-	-	-
Employment agreements	1,308	1,308	-	-	-
Contractual bonuses (3)	862	862	-	-	-
Letters of credit	6,359	6,359	-	-	-
Total	$742,396	$349,416	$76,931	$253,705	$62,344

(1)	Represents future minimum payments under noncancellable operating leases as of February 2, 2008.
(2)	The above table excludes interest due under the Revolving Credit Agreement. Refer to Note 7 of Notes to the Consolidated Financial Statements.
(3)	Represents a special bonus for four senior executives equal to 50% of the executives’ salary if employed by Finlay Jewelry on the dates specified in the respective employment agreements.

The operating leases included in the above table do not include contingent rent based upon sales volume, which amounted to approximately $21.9 million for the thirteen weeks ended May 3, 2008, or variable costs such as maintenance, insurance and taxes. Our open purchase orders are cancelable without penalty and were excluded from the above table. There were no commercial commitments outstanding as of May 3, 2008 other than as disclosed in the table above, nor have we provided any third-party financial guarantees as of and for the thirteen weeks ended May 3, 2008.

We have not created, and are not party to, any off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.

Other Activities Affecting Liquidity

We have entered into various employment agreements with certain senior executives which provide for future minimum compensation aggregating $1.3 million at May 3, 2008. These agreements, each expiring after a three year period, guarantee a minimum annual salary level and incentive compensation upon achieving specific financial goals. Several agreements provide for a special bonus equal to 50% of the executive’s salary if the executive remains employed by Finlay Jewelry for the duration of the agreement.

Seasonality

Our business is highly seasonal, with a significant portion of our sales and income from operations generated during the fourth quarter of each year, which includes the year-end holiday season. The fourth quarter of 2007 accounted for an average of approximately 43.8% of our annual sales. We have typically experienced net losses in the first three quarters of our fiscal year. During these periods, working capital requirements have been funded by borrowings under the Revolving Credit Agreement. Accordingly, the results for any of the first three quarters of any given fiscal year, taken individually or in the aggregate, are not indicative of annual results.

Inflation

The effect of inflation on our results of operations has not been material in the periods discussed.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are periodically re-evaluated, as appropriate, and adjustments are made when facts and circumstances dictate a change. However, since future events and their impact cannot be determined with certainty, actual results may differ from our estimates, and such differences could be material to the consolidated financial statements. Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates. There have been no changes in our accounting policies since February 2, 2008. Our significant accounting policies relate to merchandise inventories, vendor allowances, long-lived assets, revenue recognition, self-insurance reserves, income taxes and accounting for acquisitions. A summary of our significant accounting policies and a description of accounting policies that we believe are most critical may be found in Note 2 of Notes to the Consolidated Financial Statements included in our Form 10-K for the year ended February 2, 2008.

Special Note Regarding Forward-Looking Statements

This Form 10-Q includes forward-looking statements. All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. You can identify these forward-looking statements by the use of words like "strategy," "expect," "plan," "believe," "will," "estimate," "intend," "project," "goals," "target," "anticipating," "hope" and other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results, performance or achievements to differ materially from those reflected in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Important factors that could cause actual results to differ materially include, but are not limited to:

•	Our dependence on, or loss of, certain host store relationships, particularly with respect to Macy’s, due to the concentration of sales generated by such host store groups;

•	The impact of significant store closures by our host store groups;

•	The seasonality of the retail jewelry business;

•	The impact of changes in the popularity of malls and our host stores and mall traffic levels;

•	Our ability to identify, finance and integrate any future acquisitions into our existing business;

•	Our ability to continue to obtain substantial amounts of merchandise on consignment;

•	Our ability to continue to obtain merchandise from our vendors on favorable credit terms;

•	The impact of fluctuations in gold and diamond prices;

•	Competition in the retail jewelry business and fluctuations in our quarterly results;

•	Our ability to collect net sales proceeds from our host stores and the impact of any host store bankruptcy;

•	The availability to us of alternate sources of merchandise supply in the case of an abrupt loss of any significant supplier;

•	Our ability to identify and rapidly respond to fashion trends as well as our ability to maintain flexible return privileges on owned merchandise;

•	Our ability to increase comparable store sales, expand our business or increase the number of locations we operate;

•	Our dependence on key officers;

•	Our high degree of leverage and the availability to us of financing and credit on favorable terms;

•	Our compliance with applicable contractual covenants;

•	Changes in regulatory requirements which are applicable to our business;

•	The impact of future claims and legal actions arising in the ordinary course of business;

•	Attacks or threats of attacks by terrorists or war which may negatively impact the economy and/or the financial markets and reduce discretionary spending; and

•	Low or negative growth in the economy or in the financial markets which reduce discretionary spending on goods perceived to be luxury items.

Readers are cautioned not to unduly rely on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof or to reflect the occurrence of unanticipated events. In addition to the disclosure contained herein, readers should carefully review any disclosure of risks and uncertainties contained in other documents we file or have filed from time to time with the Commission. A complete discussion of forward-looking information and risk factors that may affect our future results, may be found in Item 1A – “Risk Factors” included in our Form 10-K and in Part II of this report.

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

Commodity Risk

We principally address commodity risk through retail price points. Our commodity risk exposure to diamond, gold and other merchandise categories is market price fluctuations, and we currently do not engage in any hedging activities.

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

Changes in Internal Controls over Financial Reporting

Our management, with the participation of our CEO and CFO, also conducted an evaluation of our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended May 3, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there was no such change during the quarter ended May 3, 2008.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A – “Risk Factors” in our Form 10-K for the year ended February 2, 2008, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and/or operating results.

There have been no material changes in the risks faced by us as disclosed in our Form 10-K, except as follows:

We currently fail to meet two of Nasdaq’s listing requirements and our Common Stock may be delisted.

Our Common Stock is listed on The Nasdaq Global Market (“Nasdaq”). On April 2, 2008, we received notification from Nasdaq indicating that, for 30 consecutive trading days, our Common Stock had not maintained the minimum market value of publicly held shares of $5,000,000 required for continued inclusion on Nasdaq. Therefore, we are not in compliance with the market value requirement for continued listing on Nasdaq. We have 90 days, or until July 1, 2008, to regain compliance with this listing requirement. Compliance can be achieved during any compliance period by meeting the minimum market value requirement for a minimum of 10 consecutive trading days during the 90 day compliance period.

On April 7, 2008, we received notification from Nasdaq indicating that, for 30 consecutive trading days, the bid price of our Common Stock closed below the minimum $1.00 per share required for continued inclusion on Nasdaq. Therefore, we are not in compliance with the bid price requirement for continued listing on Nasdaq. We have 180 days, or until October 6, 2008, to regain compliance with this listing requirement. Compliance can be achieved during any compliance period by meeting the minimum bid price requirement for a minimum of 10 consecutive trading days during the 180 day compliance period.

If we fail to regain compliance with either the market value or the bid price requirement or if at any time we fail to satisfy any of the other requirements for continued listing, our Common Stock will be delisted from Nasdaq. If delisted from Nasdaq, our Common Stock will likely be quoted on the over-the-counter market. In addition, if delisted, our Common Stock would become subject to the rules promulgated under the Securities Exchange Act of 1934 relating to low-priced stocks (stocks trading below $5 per share). These rules require brokers who sell securities that are subject to the rules, and who sell to persons other than established customers and institutional accredited investors, to complete required documentation, make suitability inquiries of investors and provide investors with information concerning the risks of trading in the security. Consequently, we believe an investor would find it more difficult to buy or sell our Common Stock in the open market if it were quoted on the over-the-counter market.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

 The table below sets forth information with respect to our repurchases of Common Stock during each month of the first quarter of fiscal 2008.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
February 3 - March 1, 2008	-	$-	-	-

March 2 - April 5, 2008	-	$-	-	-

April 6 - May 3, 2008	27,557	$0.45	-	-
Total	27,557	$0.45	-	-

(1)
We repurchased 27,557 shares from certain executives for approximately $12,000 pursuant to our long-term incentive plan, to satisfy tax withholding obligations related to the issuance of Common Stock to the executives.

(2)
The Company’s stock repurchase program expired on September 30, 2005 and has not been renewed. No shares were repurchased by the Company during the first quarter of 2008 pursuant to a stock repurchase program.

Item 6. Exhibits

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated May 19, 2005, by and among Finlay Jewelry, FFJ Acquisition Corp., Carlyle & Co. Jewelers, certain stockholders of Carlyle & Co. Jewelers and Russell L. Cohen (as stockholders' agent) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 25, 2005).

2.2(a)
Asset Purchase Agreement, dated September 27, 2007, by and among Zale Corporation, Zale Delaware, Inc., TXDC, L.P., Finlay Jewelry and, for limited purposes, the Company (incorporated by reference to Exhibit 2.2(a) to the Company’s Quarterly Report on Form 10-Q for the period ended November 3, 2007 filed on December 13, 2007).

2.2(b)
Letter Agreement, dated November 9, 2007, amending the Asset Purchase Agreement, dated September 27, 2007, by and among Zale Corporation, Zale Delaware, Inc., TXDC, L.P., Finlay Jewelry and, for limited purposes, the Company (incorporated by reference to Exhibit 2.2(b) to the Company’s Quarterly Report on Form 10-Q for the period ended November 3, 2007 filed on December 13, 2007).

3.1
Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the period ended January 28, 1995 filed on April 12, 1995).

3.2	Amended and Restated By-Laws of the Company, dated as of December 4, 2007 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 10, 2007).

10.2(a)(i)
Amendment No. 1 to Employment Agreement, dated as of March 11, 2008, among the Company, Finlay Jewelry, and Arthur E. Reiner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 14, 2008).

10.2(a)(ii)
Amendment No. 2 to Employment Agreement, dated as of April 25, 2008, among the Company, Finlay Jewelry, and Arthur E. Reiner (incorporated by reference to Exhibit 10.2(a)(ii) to the Company’s Current Report on Form 8-K filed on April 28, 2008).

10.6(e)
Amendment No. 4 to the Company’s Executive Deferred Compensation and Stock Purchase Plan, effective May 22, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 9, 2008).

10.7(c)
Amendment No. 1 to the Company’s Director Deferred Compensation and Stock Purchase Plan, effective May 22, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 9, 2008).

10.21	Description of Director and Named Executive Officer Compensation.

10.25
Severance Agreement and General Release, dated as of March 27, 2008, between Finlay Jewelry and Edward J. Stein (incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K filed on March 31, 2008).

10.26	Finlay Jewelry Change of Control Executive Severance Plan, effective March 11, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 14, 2008).

10.26(a)
Amendment No. 1 to the Finlay Jewelry Change of Control Executive Severance Plan, effective April 16, 2008 (incorporated by reference to Exhibit 10.26(a) to the Company’s Current Report on Form 8-K filed on April 22, 2008).

10.27	Letter agreement between the Company and Arthur E. Reiner, dated as of June 5, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 9, 2008).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 12, 2008	FINLAY ENTERPRISES, INC.

	By:	/s/ Bruce E. Zurlnick
Bruce E. Zurlnick
Senior Vice President, Treasurer
and Chief Financial Officer
(As both a duly authorized officer of
registrant and as principal financial
officer of registrant)