Form 10-K
period 2009-01-31
FINLAY ENTERPRISES INC /DE
filed 2009-05-01
CIK 878731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  January 31, 2009  or

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
(Title of class)

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

Yes ☒                                      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐                                      No ☐

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

                                                Yes ☐                                                              No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on August 1, 2008 was $1,435,070 based on the closing price on the Over-the-Counter Bulletin Board for the common stock on such date. The registrant does not have any nonvoting common equities.

As of April 24, 2009, there were 9,370,235 shares of common stock, par value $.01 per share, of the registrant outstanding.

Documents incorporated by reference:

Portions of the Company’s definitive Proxy Statement, in connection with its Annual Meeting to be held in June 2009, are incorporated by reference into Part III.  The Company’s Proxy Statement will be filed within 120 days after January 31, 2009.

FINLAY ENTERPRISES, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 31, 2009

INDEX

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

       As a result of the decline in our department store based business over the past several years coupled with the challenging economic conditions under which we are currently operating, we announced in February 2009, our plan to exit the licensed department store based business and close approximately half of our specialty jewelry stores in 2009. The implementation of our strategic plan will result in a significant reduction in our sales from over $750.0 million from our two business segments in 2008 to a go forward specialty jewelry store business that is expected to achieve annual sales in the range of $150.0 million to $200.0 million.  The plan includes the liquidation of inventory and the termination of license agreements or leases in the affected department store based fine jewelry departments and specialty jewelry stores. In addition, we intend to liquidate excess inventory in our go forward specialty jewelry stores as a means of generating cash and reducing such excess inventory.

       We view the execution of this strategic plan as crucial to strengthening the financial condition of our go forward specialty jewelry store business. Our go forward business will include selected stores anticipated, in management’s opinion, to provide us with our best opportunity for future success. We intend to reduce our cost structure to levels appropriate to support the specialty jewelry store business, which will include significantly reducing headcount in our administrative and distribution center functions as well as eliminating sales associate positions in the affected department stores and specialty store locations. We expect to complete the strategic plan by the end of 2009. There can be no assurances that the implementation of our strategic plan will be successful or that the net sales proceeds from the liquidation of inventory in the closing locations will be sufficient to repay the outstanding balance under Finlay Jewelry’s Revolving Credit Facility (defined below).

       In conjunction with the adoption of this strategic plan, Finlay Jewelry amended its revolving credit agreement (the “Revolving Credit Agreement”) in February 2009, as adjusted in March 2009, to reduce the senior secured revolving line of credit from $550.0 million to $266.6 million (the “Revolving Credit Facility”) and to increase the interest rates thereunder.  The amendment also requires us to comply with various milestones in connection with the strategic plan, to provide additional financial reporting to the lenders and to maintain compliance with a variance covenant from the approved restructuring budget.   Additionally, the Revolving Credit Agreement now matures in February 2010. The net sales proceeds from the liquidation of inventory will be used to repay our outstanding balance under Finlay Jewelry’s Revolving Credit Facility in 2009. As a result of the liquidation in the locations we plan to close, the outstanding balance under the Revolving Credit Facility has been reduced from $236.2 million at the end of 2008 to approximately $130.0 million at the end of April 2009.

       Effective with the February 2009 amendment to the Revolving Credit Agreement, we now are required to achieve certain weekly targeted percentages of our sales and cash receipts and maintain cash disbursements below certain targeted percentages as set forth in our operating plan. We are currently in default of this covenant. Although the lenders reserve all rights and remedies under the Revolving Credit Agreement and can accelerate repayment of the outstanding balance at any time, they have not exercised such rights at this time. As a result of cross-default provisions, such acceleration would enable the holders of our long-term debt to declare a default and demand repayment as well.

       Our ability to continue as a going concern is dependent on the successful implementation of our strategic plan, the repayment of the amounts due under the Revolving Credit Facility and our ability to secure a new line of credit on or before the maturity date of the Revolving Credit Agreement. In addition, we experienced a significant operating loss in 2008 and are expected to have an operating loss in 2009. As discussed above, we are in default of certain covenants under the Revolving Credit Agreement. These uncertainties raise substantial doubt about our ability to continue as a going concern.

       We entered into a consulting agreement with Gordon Brothers Retail Partners, LLC (“Gordon Brothers”), to manage the sale of inventory and fixed assets in the specialty jewelry stores that we plan to close. In consideration of Gordon Brothers’ services, we will pay them a base consulting fee as well as a contingent fee based on the achievement of certain profitability thresholds in the stores that we plan to close. In addition, we have entered into a consignment agreement with Gordon Brothers for certain merchandise that is currently being sold through the specialty jewelry stores that we plan to close and for which Gordon Brothers has the ability to earn a percentage of the profits on the sale of such merchandise. Further, we have entered into a consulting agreement with Gordon Brothers to assist with the liquidation of the inventory in the department store based fine jewelry departments for which we will pay them a base fee.

In addition, we have retained the management consulting firm Alvarez & Marsal North America, LLC (“A&M”) to work with our board of directors and management in analyzing our business strategies, plans and operations.  David Coles, an A&M employee, is providing consulting services to our board of directors and management as the Company’s Chief Restructuring Officer.

       Effective March 22, 2009, we completed the sale of certain assets to Bloomingdale’s. The assets included inventory and fixed assets for the 34 departments that we operated in Bloomingdale’s for a purchase price of approximately $33.4 million.  The proceeds from this transaction were used to pay down a portion of the outstanding balance under Finlay Jewelry’s Revolving Credit Facility.

       As a result of the items discussed above, we recorded a pre-tax charge of $58.9 million in 2008 primarily for the impairment of fixed assets and intangible assets and the write-down of inventory, including the estimated loss on the sale of inventory to Bloomingdale’s. With respect to  the exiting of the department store based business and the anticipated closing of approximately half of our specialty jewelry stores in 2009, we expect to record a pre-tax charge  in the range of $12.0 to $15.0 million for severance and retention costs, lease termination costs and other items.

       In 2008, Finlay Jewelry executed several agreements to exchange $159.4 million of its $200.0 million Senior Notes due June 1, 2012 (the “Senior Notes”) held by certain noteholders (the “Participating Noteholders”), for new 8.375%/8.945% Senior Secured Third Lien Notes due June 1, 2012 (the “Third Lien Notes”). In addition, the Participating Noteholders purchased $22.8 million of new 11.375%/12.125% Senior Secured Second Lien Notes due June 1, 2012 (the “Second Lien Notes,” together with the Third Lien Notes, the “Secured Notes”). The refinancing of the Senior Notes enables Finlay Jewelry to eliminate a significant portion of the cash interest payment of $16.8 million that would have been payable annually on the Senior Notes as the Secured Notes include a pay-in-kind interest (“PIK Interest”) feature until December 1, 2010.

Description of the Business

In recent years, we have managed our operations under two business segments:  licensed department store based fine jewelry departments and specialty jewelry stores, which consists of Bailey Banks & Biddle, Carlyle and Congress stores, as described below.  As of January 31, 2009, we operated a total of 674 locations, including 566 departments in seven host store groups in 38 states, as well as 108 stand-alone jewelry stores operating as 69 Bailey Banks & Biddle stores in 24 states, 34 Carlyle stores in nine states and five Congress stores located in southwest Florida.

We currently operate licensed fine jewelry departments in major department stores for Macy’s, Inc. (“Macy’s”), The Bon-Ton Stores, Inc. (“Bon-Ton”), Dillard’s, Inc. (“Dillard’s”) and Gottschalks where we sell moderately priced fine jewelry, including necklaces, earrings, bracelets, rings and watches, and market these items principally as fashion accessories with an average sales price of approximately $270 per item. In 2008, our department store based fine jewelry sales comprised 59% of our total sales.

As a result of Macy’s on-going corporate restructuring initiatives, 93 departments were phased into existing Macy’s divisions at the end of 2008. Total sales generated from these departments in 2008 and 2007 were $108.5 million and $120.0 million, respectively.  In February 2008, we received notification that Finlay Jewelry’s license agreement with Lord & Taylor would not be renewed upon expiration on January 31, 2009, and Finlay Jewelry would close its departments at the end of 2008.  In January 2009, Finlay Jewelry and Lord & Taylor agreed to delay the closing of these departments until April 2009. In 2008 and 2007, the Lord & Taylor departments generated $43.2 million and $44.0 million, respectively, in sales.

We operated 566 department store based fine jewelry departments at the end of 2008.  Bloomingdale’s began operating 34 of these departments on March 22, 2009 and we plan to liquidate inventory in and close the remaining department store based fine jewelry departments by the end of the third quarter of 2009.  We expect the department store based fine jewelry departments to generate approximately 48% of our total sales in 2009.

In November 2007, Finlay Jewelry completed its acquisition of substantially all of the assets and specified liabilities of the Bailey Banks & Biddle division of Zale Corporation, a nationwide chain of 69 stand-alone retail stores with a focus on the luxury market, offering jewelry and watches under high-end name brands, with an average selling price of approximately $1,275 per item and an average store size of approximately 3,950 square feet.

     For over 175 years, Bailey Banks & Biddle has combined classic jewelry with contemporary designs, offering a compelling shopping environment for the high-end luxury consumer.  Bailey Banks & Biddle stores are among the preeminent jewelers in their markets, carrying both exclusive and recognized branded and designer merchandise selections to appeal to the more affluent customer. Bailey Banks & Biddle merchandise assortments focus on diamonds, precious gemstones, gold and branded designer jewelry, which is complemented by an extensive assortment of prestige watch brands and giftware.

      In May 2005, Finlay Jewelry completed the acquisition of Carlyle & Co. Jewelers (“Carlyle”). Carlyle currently operates 34 specialty jewelry stores located primarily in the southeastern United States under the Carlyle & Co., J.E. Caldwell & Co. and Park Promenade trade names, which sell luxury priced jewelry with an average sales price of approximately $1,200 per item. The Carlyle stores are principally located in shopping malls and lifestyle centers and focus on the designer and high-end jewelry markets. Average sales per store were $2.5 million in 2008 and the average size of a store is approximately 2,100 square feet. In November 2006, Finlay Jewelry completed the acquisition of L. Congress, Inc. (“Congress”), a regional chain of five stores located in southwest Florida.

Finlay Jewelry was initially incorporated on August 2, 1985 as SL Holdings Corporation (“SL Holdings”), and the Company was incorporated on November 22, 1988. In connection with a reorganization transaction in 1988, SL Holdings changed its name to Finlay Fine Jewelry Corporation and became a wholly-owned subsidiary of the Company. Carlyle and Congress are each a wholly-owned subsidiary of Finlay Jewelry.  Upon acquisition, Bailey Banks & Biddle became an unincorporated division of Finlay Jewelry.  We are a holding company and have no operations of our own. Our primary asset is the common stock of Finlay Jewelry, which conducts all of our operations. Our principal executive offices are located at 529 Fifth Avenue, New York, New York 10017 and our telephone number at this address is (212) 808-2800.

Our fiscal year ends on the Saturday closest to January 31.  References to 2009, 2008 and 2007 relate to the fiscal years ending or ended on January 30, 2010, January 31, 2009 and February 2, 2008, respectively.

Overview of Operations

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

 Our stores strive to provide their customers with a premier shopping experience by utilizing knowledgeable, professional and well-trained sales associates, marketing programs designed to promote customer awareness of their merchandise assortments and extending credit to their customers through their credit card programs. In 2009, we plan to complete the transition to a specialty jewelry store business.

        Licensed Department Store Based Fine Jewelry Departments.  In connection with our licensed fine jewelry departments operation, we sell moderately priced fine jewelry, including necklaces, earrings, bracelets, rings and watches, and market these items principally as fashion accessories with an average sales price of approximately $270 per item. Most of our departments have between 50 and 150 linear feet of display cases (with an average of approximately 80 linear feet) generally located in high traffic areas on the main floor of our host stores. In 2009, we plan to complete the liquidation of our inventory and close the remaining department store based fine jewelry departments.

Advertising.  With respect to our stand-alone jewelry stores, products are promoted through direct mail, outdoor and regional print advertising and sponsorships. With respect to our licensed department store based fine jewelry business, we promote our products primarily through four-color direct mail catalogs using targeted mailing lists developed by our host stores and newspaper advertising. The majority of our license agreements require us to expend certain specified minimum percentages of the respective department’s annual sales on advertising and promotional activities. In 2009, we plan to focus on promoting the merchandise offered in our go forward stand-alone jewelry stores through direct mail, outdoor and regional print advertising.

      Inventory Loss Prevention and Insurance.  We undertake substantial efforts to safeguard our merchandise from loss or theft, including the installation of safes and lockboxes at each location and the taking of a daily diamond inventory count. Additionally, with respect to our stand-alone jewelry stores, each store has a sophisticated security system in place. During 2008, inventory shrinkage amounted to approximately 0.5% of sales. We maintain insurance covering the risk of loss of merchandise in transit or on our premises (whether owned or on consignment) in amounts that management believes are reasonable and adequate for the types and amounts of merchandise we offer for sale.

Industry

     Consumers spent approximately $66.0 billion on jewelry (including both fine and costume jewelry) in the United States in 2008, an increase of approximately $22.0 billion over 1998, according to the United States Department of Commerce. Our management believes that greater disposable income in the United States population in general has contributed to the historical growth of the fine jewelry retailing industry. However, the current macro-economic environment has caused a recent, dramatic and continuing decrease in consumer discretionary spending.

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

Strategies

        Transition to Specialty Jewelry Store Business. We intend to employ the following key initiatives as we transition to a specialty jewelry store business:

•	Implement our strategic plan;

•	Refinance or replace Finlay Jewelry’s Revolving Credit Agreement to improve liquidity;

•	Consolidate our specialty jewelry store businesses under one management team;

•	Reduce expenses;

•	Improve comparable store sales;

•	Focus on improved marketing initiatives to more efficiently reach and expand our customer base; and

•	Maintain high customer service standards.

        Merchandising Strategy. The merchandising strategy for our stand-alone jewelry stores is built around their customer profiles and partnering with suppliers. Through analysis of customer demographics, fashion trends, industry trends and vendor and store management recommendations, we seek to maximize sales and profitability by merchandising to the customer tastes within the geographic areas in which the stores operate.

Store Relationships

Department Store Based Fine Jewelry Relationships. Finlay Jewelry expects to exit the licensed department store based business by the end of the third quarter of 2009.  The following table identifies the host store groups in which we operated department store based fine jewelry departments at January 31, 2009, the year in which our relationship with each host store group commenced and the number of departments operated by us in each host store group.

	Inception of		Number of
Host Store Group	Relationship		Departments

Macy’s
Macy’s Central (1)	1983		216
Bloomingdale’s (2)	2000		34
Total Macy’s Departments				250

Bon-Ton
The Bon-Ton/Elder-Beerman (1)	1986		77
Carson Pirie Scott/Bergner’s/Boston Store/Younkers/Herberger’s (1)	1977		86
Total Bon-Ton Departments				163

Other Departments
Gottschalks (1)	1969		36
Lord & Taylor (3)	1978	*	36
Dillard’s (1)	1997		81
Total Other Departments				153
Total Departments				566

*	Represents the year in which our relationship began with the host store group previously owned by May Department Stores Company (“May”).
(1)	Finlay Jewelry expects to exit its licensed department store based business by the end of the third quarter of 2009.
(2)	Effective March 22, 2009, Bloomingdale’s operates these departments.
(3)	Finlay Jewelry will close its Lord & Taylor departments in the first quarter of 2009.

         Terms of Department Store Based Fine Jewelry License Agreements. In exchange for the right to operate a department within the host store, we pay each host store a license fee, calculated as a percentage of sales. Our license agreements typically require host stores to remit sales proceeds for each month (without regard to whether such sales were cash, store credit or national credit card) to us approximately three weeks after the end of such month. Each host store group withholds from the remittance of sales proceeds the license fee and other expenditures, such as advertising costs, which the host store group may have incurred on our behalf.

We are usually responsible for providing and maintaining any fixtures and other equipment necessary to operate our departments, while the host store is typically required to provide clean space for installation of any necessary fixtures. The host store is generally responsible for paying utility costs (except certain telephone charges), maintenance and certain other expenses associated with the operation of the departments. Our license agreements typically provide that we are responsible for the hiring (subject to the suitability of such employees to the host store) and discharge of our sales and department supervisory personnel, and substantially all license agreements require us to provide our employees with salaries and certain benefits comparable to those received by the host store’s employees. In certain instances, we are operating departments without written agreements, although the arrangements in respect of such departments are generally in accordance with the terms described herein.  In 2009, the terms of the written and unwritten agreements will end as we implement our plan to exit the licensed department store based business by the end of the third quarter of 2009.

Credit.  Our stand-alone jewelry stores maintain private label credit card programs that are managed by third-parties. We have no liability to the card issuer for bad debt expense, provided that purchases are made in accordance with the issuing banks’ procedures. Our stand-alone jewelry stores’ credit programs are intended to complement their overall merchandising and marketing strategy by encouraging larger and more frequent sales and by offering credit card holders special offers and advance notice of in-store sales events. During 2008, such private label credit card purchases accounted for approximately 29% of our stand-alone store sales.

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

Locations Opened/Closed.  During 2008, location openings offset by closings resulted in a net decrease of 119 locations.  The openings, which totaled ten locations, included four departments within existing host store groups and six specialty jewelry stores. The closings totaled 129 locations, including 125 departments and four specialty jewelry stores. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-2008 Compared with 2007”.

Products and Pricing

       Each of our locations offers a broad selection of necklaces, earrings, bracelets, rings and watches. Other than watches, substantially all of the fine jewelry items sold by us are made from precious metals and many also contain diamonds or colored gemstones. We also provide jewelry and watch repair services. We do not carry costume or gold-filled jewelry. Specific brand identification is generally not important within the fine jewelry business, except for watches and designer jewelry. The stand-alone jewelry stores emphasize designer jewelry and, for the Carlyle and Congress stores, the Rolex brand. The department store based fine jewelry departments emphasize brand name vendors, including Citizen, Bulova, Movado and Seiko with respect to watches. In connection with our strategic plan, we intend to liquidate excess inventory in our go forward specialty jewelry stores as a means of generating cash and reducing excess inventory.

       In 2008, the average price of items sold by our stand-alone jewelry stores was approximately $1,275, with these stores carrying on average, approximately 3,000 to 4,000 items in stock. The department store based fine jewelry departments sell merchandise at prices generally ranging from $100 to $1,000. In 2008, the average price of items sold by these departments was approximately $270 per item. An average department has over 5,000 items in stock.

 Consistent with fine jewelry retailing in general, a substantial portion of our department store based fine jewelry sales are made at prices discounted from listed retail prices. Our advertising and promotional planning are closely coordinated with our host store’s marketing efforts. A substantial portion of our sales occur during publicized sales events. The amount of time during which merchandise may be offered at discount prices is limited by applicable laws and regulations. See “Legal Proceedings”. In 2009, the focus on products and pricing in our department store based fine jewelry departments and closing specialty jewelry stores has shifted to liquidation as we implement our strategic plan.

Purchasing and Inventory

A key element of our strategy has been to lower the working capital investment required for operating our existing locations and opening new locations. At the end of 2008, our net investment in inventory (i.e., the total cost of inventory owned and paid for) was approximately 65% of the total cost of our on-hand merchandise. At the end of 2008, approximately 20% of our merchandise was held on consignment. In addition, we structure our relationships with vendors to encourage their participation in and responsibility for merchandise management. In early 2009, in connection with our strategic plan, we began the process of returning to our vendors substantially all of our merchandise held on consignment.

In 2008, approximately 41.9% of sales were generated by merchandise obtained from our ten largest vendors and approximately 6.2% of sales were generated by merchandise obtained from our largest vendor.

Personnel and Training

We consider our employees an important component of our operations and devote substantial resources to training and improving the quality of sales and management personnel. As of the end of 2008, we regularly employed approximately 9,700 people of which approximately 95% were regional and local sales and supervisory personnel with the balance employed in administrative or executive capacities. Of our 9,700 employees, a substantial number are part-time employees, working less than 32 hours per week. Our labor requirements fluctuate because of the seasonal nature of our business. None of our employees are unionized. In 2009, we intend to significantly reduce employee headcount to support the go forward specialty jewelry store business.

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

In addition, we provide, at no cost, paper or electronic copies of our reports and other filings made with the Commission. Requests should be directed to the Corporate Secretary at:

Finlay Enterprises, Inc.
529 Fifth Avenue
New York, NY 10017 - 4649

Our corporate governance guidelines and the charters for our Audit Committee, Nominating & Corporate Governance Committee and Compensation Committee may also be found on our Web site at www.finlayenterprises.com under “Governance”. In addition, our Web site contains our Codes of Ethics, which apply to our directors, officers and employees.

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

     There is substantial doubt about our ability to continue as a going concern.

      Our ability to continue as a going concern is dependent on the successful implementation of our strategic plan, the repayment of the amounts due under the Revolving Credit Facility and our ability to secure a new line of credit on or before the maturity date of the Revolving Credit Agreement.  In addition, we experienced a significant operating loss in 2008 and are expected to have an operating loss in 2009. As discussed above, we are in default of certain covenants under the Revolving Credit Agreement.  These uncertainties raise substantial doubt about our ability to continue as a going concern. As such, the independent auditor’s report accompanying our January 31, 2009 financial statements contains an explanatory paragraph regarding these factors, which also constitutes a default under our Revolving Credit Agreement.  If we cannot resolve some or all of these factors, we may be unable to maintain a level of liquidity necessary to continue to operate our business.

       If we are unable to implement our strategic plan, we may be required to further curtail our operations or pursue other available options, although we can provide no assurance that any such steps will allow us to meet our obligations as they become due.

       The current banking and credit crisis, the high unemployment rate, continued home foreclosures, the rising cost of basic necessities, and the reality that the U.S. has entered a recession created a highly challenging retail environment during 2008 that we anticipate will continue through 2009. These current conditions have negatively impacted our liquidity position and operating performance. There can be no assurances that the implementation of our strategic plan or that the net sales proceeds from the liquidation of inventory in the closing locations will be sufficient to repay the outstanding balance under Finlay Jewelry’s Revolving Credit Facility.  In addition, there can be no assurances that our business operations, working capital and borrowing availability will be sufficient to meet current estimates of working capital requirements as well as allow Finlay Jewelry to maintain compliance with the $30.0 million minimum unused balance and other covenants required by the Revolving Credit Agreement. If we are unable to implement our strategic plan and repay the outstanding balance under the Revolving Credit Facility or to improve our liquidity and/or operating performance, we may be required to further curtail our operations or pursue other available options, although we can provide no assurance that any such steps will allow us to meet our obligations as they become due.

     We are highly leveraged and we may not be able to refinance or restructure our long-term debt before it becomes due in 2012 or identify a new banking relationship to provide a revolving line of credit in 2009. In addition, the terms of our debt instruments impose financial and operating restrictions and we are currently in default with certain covenants under the Revolving Credit Agreement.

     We currently have a significant amount of debt. As of January 31, 2009, we had $232.9 million of long-term debt due 2012, which includes the amounts outstanding on the Senior Notes and the Secured Notes, and $236.2 million outstanding under Finlay Jewelry’s Revolving Credit Facility due 2010. We may not be able to refinance or restructure our long-term debt before it becomes due. Additionally, we may not be able to identify a new banking relationship to provide a revolving line of credit after we repay the outstanding balance under Finlay Jewelry’s Revolving Credit Facility in 2009.

      In addition, the Revolving Credit Agreement and the indentures relating to our long-term debt each contain restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests.  These covenants include limitations on, or relating to, liens, indebtedness, investments, mergers, acquisitions, affiliated transactions, management compensation and the payment of dividends and other restricted payments. As of January 31, 2009, we were in compliance with all of our covenants.

      Effective with the February 2009 amendment to the Revolving Credit Agreement, we now are required to achieve certain weekly targeted percentages of our sales and cash receipts and maintain cash disbursements below certain targeted percentages as set forth in our operating plan. We are currently in default of this covenant.  Although the lenders reserve all rights and remedies under the Revolving Credit Agreement and can accelerate repayment of the outstanding balance at any time, they have not exercised such rights at this time. As a result of cross-default provisions, such acceleration would enable the holders of our long-term debt to declare a default and demand repayment as well.

      Our senior management team is in transition.

      The employment agreement of Arthur E. Reiner, our Chairman and Chief Executive Officer,  expired on January 31, 2009 and Mr. Reiner is currently an employee at will.  Joseph M. Melvin, our Chief Operating Officer, plans to retire at the end of June 2009 and Leslie A. Philip, our Chief Merchandising Officer, plans to retire at the end of May 2009.  Accordingly, our go forward management team is in transition.  Moreover, once the go forward management team is established, there is no assurance that its members will be able to successfully implement our strategic plan.  Their failure to do so or our failure to effectively manage changes in senior management could have a material adverse effect on our business.

       A continuation of the recent deterioration of significant portions of the global financial markets, particularly if it worsens, could further negatively impact our performance, both by affecting the levels of sales to our customers and by affecting our counterparties and the U.S. economy generally.

       Declines in discretionary spending or in the availability of consumer credit could further reduce the volume of merchandise we sell, as well as the sales prices for the merchandise offered, and accordingly, our gross margin.  In addition, concerns about the stability of the U.S. financial markets generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit, reduction of business activity, and increased market volatility. These negative economic conditions may result in financial difficulties for our vendors and the financial institutions that are counterparties to our credit facilities, which could negatively affect us.  It is not clear at this time what impact the federal government’s liquidity and funding initiatives that have been announced or that may be initiated in the future will have on the financial markets, on the broader U.S. and global economies, or ultimately on us.

      Our stand-alone jewelry store business could be adversely affected if it is unable to successfully renegotiate certain on going leases on more favorable lease terms as well as negotiate new leases on acceptable lease terms.

       All of our stand-alone stores are leased with most having a term of ten years. Rent for those stores is a fixed minimum base plus, for certain of the stores, a percentage of store sales in excess of a specified threshold. We have a number of leases for go forward stores that we intend to renegotiate with landlords in order to operate them in a profitable manner. We have generally been successful in negotiating leases for new stores and lease renewals. However, our stand-alone jewelry store business, financial condition and operating results could be adversely affected if we are unable to renegotiate certain on going leases on more favorable lease terms as well as negotiate acceptable new and renewal lease terms.

       We are highly dependent on several key vendors and other suppliers.

       In 2008, approximately 41.9% of sales were generated by merchandise obtained from our ten largest vendors, and approximately 6.2% of sales were generated by merchandise obtained from our largest vendor. There can be no assurance that we can identify, on a timely basis, alternate sources of merchandise supply in the case of an abrupt loss of any of our significant suppliers. Additionally, we receive allowances from our vendors through a variety of programs and arrangements, including cooperative advertising, and we expect to earn significantly lower levels of these allowances in 2009. During 2008, many of our key vendors were unable to maintain their historical credit terms with us as a result of our deteriorating liquidity.  Many of these vendors became party to the Third Lien Notes for $24.9 million of trade payable balances in February 2009.  Additional restrictions on the credit limits or payment terms that we have with our vendors could have a further adverse impact on our liquidity position.

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

      A continuing decline in discretionary consumer spending has adversely affected and may continue to adversely affect our industry, our operations and our profitability.

     Luxury products, such as fine jewelry, are discretionary purchases for consumers. Any reduction in consumer discretionary spending or disposable income may affect our industry more significantly than other industries. Many economic factors outside of our control have affected and could continue to affect consumer discretionary spending, including the financial markets, consumer credit availability, prevailing interest rates, energy costs, employment levels, salary levels and tax rates. A continued reduction in discretionary consumer spending could materially adversely affect our business and financial condition, especially if such changes were to occur in the fourth quarter of our fiscal year.

      Our locations are heavily dependent on customer traffic and the continued popularity of malls.

      The success of our specialty jewelry stores depends, in part, on our ability to generate customer traffic in our stores, and on the continuing popularity of malls as shopping destinations. Customer traffic, sales volume and earnings have been and may continue to be adversely affected by economic slowdowns or adverse weather conditions in a particular geographic area, the closing of anchor tenants, or competition from retailers such as discount and mass merchandise stores and other specialty jewelry stores.

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

    We face competition for retail jewelry sales from national and regional jewelry chains, department stores which operate their own fine jewelry departments, local independently owned jewelry stores, specialty stores, mass merchandisers, catalog showrooms, discounters, direct mail suppliers, internet merchants and televised home shopping. Some of our competitors are substantially larger and have greater financial resources than us. Competition may result in price pressure, reduced gross margins and loss of market share, any of which could substantially harm our business and results of operations.

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

     In conjunction with our strategic plan, we are currently evaluating alternatives to move the distribution of merchandise for our go forward specialty store business to a new location.  During the transition to a new facility, we could incur higher costs and longer lead times to distribute merchandise to our stores.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

    We own a central distribution facility, totaling 106,200 square feet located in Orange, Connecticut, and Carlyle’s administrative office, totaling approximately 19,700 square feet located in Greensboro, North Carolina. In addition, we lease approximately 49,100 square feet at 529 Fifth Avenue, New York, New York for our executive, accounting, advertising, merchandising, information systems and other administrative functions. The leases for such space expire on September 30, 2023. Generally, as part of our department store based fine jewelry license agreements, our host stores provide office space for our host store group management personnel free of charge. Congress’ 4,360 square foot administrative office is located in Bonita Springs, Florida, the lease for which expires on March 31, 2011.

       At January 31, 2009, Bailey Banks & Biddle had a total of 69 leased stores, Carlyle had a total of 34 leased stores and Congress had five leased stores, which leases expire on various dates through 2017. Store leases are generally for a term of ten years. Rent for these stores is a fixed minimum base plus, for certain of the stores, a percentage of store sales in excess of a specified threshold. In 2009, we plan to close approximately half of our specialty jewelry stores and terminate the related leases.

Item 3. Legal Proceedings

      From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business.  As of April 24, 2009, we are not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our consolidated financial statements. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our consolidated financial statements.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $.01 per share (“Common Stock”) was traded on the NASDAQ Global Market under the symbol “FNLY” until July 10, 2008.  Our Common Stock began trading on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “FNLY.OB” on July 11, 2008.  The following table sets forth the quarterly high and low prices per share of the Common Stock during 2008 and 2007.  Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Fiscal Year Ended
	January 31, 2009		February 2, 2008
	High	Low	High	Low

First Quarter	$2.15	$0.33	$9.91	$5.25
Second Quarter	0.75	0.15	6.53	4.57
Third Quarter	0.40	0.12	6.20	3.00
Fourth Quarter	0.15	0.02	5.34	0.90

We have never paid cash dividends on our Common Stock and we have no present intention to pay any cash dividends in the foreseeable future. Certain restrictive covenants in the indenture relating to Finlay Jewelry’s Senior Notes and Secured Notes and the Revolving Credit Agreement impose limitations on the payment of dividends by us (including Finlay Jewelry’s ability to pay dividends to us) as well as restrict the amount of annual distributions from Finlay Jewelry to us.

During 2008 and 2007, there were no cash dividends distributed by Finlay Jewelry to the Company.

As of April 24, 2009, there were 9,370,235 shares of Common Stock outstanding and approximately 30 record holders of the Common Stock, including holders who are nominees for an undetermined number of beneficial owners, estimated to be in excess of 500. The last reported sale price for the Common Stock on the OTCBB on April 24, 2009 was $0.05.

Issuer Purchases of Equity Securities

      The table below sets forth information with respect to our repurchases of Common Stock during each month of the fourth quarter of 2008.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
November 2 – November 29, 2008	-	$-	-	-

November 30, 2008 – January 3, 2009	-	$-	-	-

January 4 – January 31, 2009	5,234	$0.03	-	-
Total	5,234	$0.03	-	-

(1)	We purchased 5,234 shares from certain executives pursuant to our stock incentive plans to satisfy tax withholding obligations related to the issuance of Common Stock to the executives.
(2)
The Company’s stock repurchase program expired on September 30, 2005 and has not been renewed.  No shares were repurchased by the Company during the fourth quarter of 2008 pursuant to a stock repurchase program.

During 2008, we repurchased a total of 32,791 shares for approximately $12,600 pursuant to our stock incentive plans to satisfy tax withholding obligations related to the issuance of Common Stock to certain executives.

Item 6. Selected Financial Data

Not required.

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

•
Critical Accounting Policies and Estimates – This section discusses those accounting policies that are considered important to our financial condition and results of operations, and require us to exercise subjective or complex judgments in their application. In addition, all of our significant accounting policies, including critical accounting policies, are summarized in Note 2 of Notes to the Consolidated Financial Statements.

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

Executive Overview

Our Business and 2009 Current Events

We currently have two operating segments – licensed department store based fine jewelry departments and stand-alone specialty jewelry stores. Our licensed fine jewelry departments are located in major department stores where we sell moderately priced jewelry, with an average sales price of approximately $270 per item. Our stand-alone specialty jewelry stores sell luxury priced jewelry at an average sales price of approximately $1,275 per item. As of January 31, 2009, we operated a total of 674 locations, including 566 department store based fine jewelry departments in seven host store groups, in 38 states, as well as 108 stand-alone jewelry stores operating as 69 Bailey Banks & Biddle stores in 24 states, 34 Carlyle stores in nine states, located principally in the southeastern United States and five Congress stores in southwest Florida.

       As a result of the decline in our department store based business over the past several years coupled with the challenging economic conditions under which we are currently operating, we announced in February 2009, our plan to exit the licensed department store based business and close approximately half of our specialty jewelry stores in 2009. The implementation of our strategic plan will result in a significant reduction in our sales from over $750.0 million from our two business segments in 2008 to a go forward specialty jewelry store business that is expected to achieve annual sales in the range of $150.0 million to $200.0 million.  The plan includes the liquidation of inventory and the termination of license agreements or leases in the affected department store based fine jewelry departments and specialty jewelry stores. In addition, we intend to liquidate excess inventory in our go forward specialty jewelry stores as a means of generating cash and reducing such excess inventory.

      We view the execution of this strategic plan as crucial to strengthening the financial condition of our go forward specialty jewelry store business. Our go forward business will include selected stores anticipated, in management’s opinion, to provide us with our best opportunity for future success. We intend to reduce our cost structure to levels appropriate to support the specialty jewelry store business, which will include significantly reducing headcount in our administrative and distribution center functions as well as eliminating sales associate positions in the affected department stores and specialty store locations. We expect to complete the strategic plan by the end of 2009. There can be no assurances that the implementation of our strategic plan will be successful or that the net sales proceeds from the liquidation of inventory in the closing locations will be sufficient to repay the outstanding balance under Finlay Jewelry’s Revolving Credit Facility.

       In conjunction with the adoption of this strategic plan, Finlay Jewelry amended its Revolving Credit Agreement in February 2009, as adjusted in March 2009, to reduce the senior secured revolving line of credit from $550.0 million to $266.6 million and to increase the interest rates thereunder. The amendment also requires us to comply with various milestones in connection with the strategic plan, to provide additional financial reporting to the lenders and to maintain compliance with a variance covenant from the approved restructuring budget. Additionally, the Revolving Credit Agreement now matures in February 2010. The net sales proceeds from the liquidation of inventory will be used to repay our outstanding balance under Finlay Jewelry’s Revolving Credit Facility in 2009. As a result of the liquidation in the locations we plan to close, the outstanding balance under the Revolving Credit Facility has been reduced from $236.2 million at the end of 2008 to approximately $130.0 million at the end of April 2009.

       Effective with the February 2009 amendment to the Revolving Credit Agreement, we now are required to achieve certain weekly targeted percentages of our sales and cash receipts and maintain cash disbursements below certain targeted percentages as set forth in our operating plan, and we are currently in default of this covenant.  Although the lenders reserve all rights and remedies under the Revolving Credit Agreement and can accelerate repayment of the outstanding balance at any time, they have not exercised such rights at this time.  As a result of cross-default provisions, such acceleration would enable the holders of our long-term debt to declare a default and demand repayment as well.

      Our ability to continue as a going concern is dependent on the successful implementation of our strategic plan, the repayment of the amounts due under the Revolving Credit Facility and our ability to secure a new line of credit on or before the maturity date of the Revolving Credit Agreement. In addition, we experienced a significant operating loss in 2008 and are expected to have an operating loss in 2009. As discussed above, we are in default of certain covenants under the Revolving Credit Agreement. These uncertainties raise substantial doubt about our ability to continue as a going concern.

      We entered into a consulting agreement with Gordon Brothers to manage the sale of inventory and fixed assets in the specialty jewelry stores that we plan to close. In consideration of Gordon Brothers’ services, we will pay them a base consulting fee as well as a contingent fee based on the achievement of certain profitability thresholds in the stores that we plan to close. In addition, we have entered into a consignment agreement with Gordon Brothers for certain merchandise that is currently being sold through the specialty jewelry stores that we plan to close and for which Gordon Brothers has the ability to earn a percentage of the profits on the sale of such merchandise. Further, we have entered into a consulting agreement with Gordon Brothers to assist with the liquidation of the inventory in the department store based fine jewelry departments for which we will pay them a base fee.

In addition, we have retained the management consulting firm A&M to work with our board of directors and management in analyzing the Company’s business strategies, plans and operations.  David Coles, an A&M employee, is providing consulting services to our board of directors and management as the Company’s Chief Restructuring Officer.

       Effective March 22, 2009, we completed the sale of certain assets to Bloomingdale’s. The assets included inventory and fixed assets for the 34 departments that we operated in Bloomingdale’s for a purchase price of approximately $33.4 million.  The proceeds from this transaction were used to pay down a portion of the outstanding balance under Finlay Jewelry’s Revolving Credit Facility.

       As a result of the items discussed above, we recorded a pre-tax charge of $58.9 million in 2008 primarily for the impairment of fixed assets and intangible assets and the write-down of inventory, including the estimated loss on the sale of inventory to Bloomingdale’s. A portion of this charge has been recorded in cost of sales with the balance in income (loss) from operations. With respect to the exiting of the department store based business and the anticipated closing of approximately half of our specialty jewelry stores in 2009, we expect to record a pre-tax charge in the range of $12.0 to $15.0 million for severance and retention costs, lease termination costs and other items.

       In 2008, Finlay Jewelry executed several agreements to exchange $159.4 million of its Senior Notes held by Participating Noteholders for new Third Lien Notes. In addition, the Participating Noteholders purchased $22.8 million of new Second Lien Notes. The refinancing of the Senior Notes enables Finlay Jewelry to eliminate a significant portion of the cash interest payment of $16.8 million that would have been payable annually on the Senior Notes as the Secured Notes include a PIK Interest feature until December 1, 2010.

      In connection with our strategic plan, a majority of the holders of the Third Lien Notes entered into agreements with us and  a majority of our trade vendors for $24.9 million of trade accounts payable to be secured in accordance with the terms of the Third Lien Notes. In addition, these trade vendors agreed to a deferred payment schedule through August 2009 of the outstanding amounts.

      Total sales were $754.3 million in 2008 compared to $717.4 million in 2007, an increase of 5.2%.  Total sales for 2008 included $309.7 million of sales generated by our stand-alone jewelry stores compared to $223.8 million in 2007. The increase primarily relates to the acquisition of Bailey Banks & Biddle in November 2007. Comparable store sales decreased 11% as a result of decreased consumer spending in a weak economic environment during the current year. Gross margin decreased by $29.9 million compared to 2007, and, as a percentage of sales, gross margin decreased by 6.2% from 45.2% to 39.0%.  The decrease in gross margin primarily relates to the impairment charge of $24.3 million on the write-down of inventory as well as increased volume from the stand-alone jewelry stores at lower margins and lower margins at the Macy’s departments that closed in January 2009 and the Lord & Taylor departments scheduled to close at the end of April 2009, as we liquidated inventory during 2008 in anticipation of these closings. Selling, general and administrative expenses (“SG&A”) increased $47.5 million, and, as a percentage of sales, increased 4.2%, from 42.1% to 46.3%, primarily due to the impact of the stand-alone jewelry store leases at higher lease fees coupled with lower than anticipated sales levels as compared with the prior year.  SG&A also includes severance costs of $1.2 million for field personnel associated with the Macy’s and Lord & Taylor store closings.  Furthermore, income (loss) from operations in 2008 includes an impairment charge of $34.6 million primarily for the write down of fixed assets and intangible assets as compared to $3.0 million in 2007.

Borrowings under the Revolving Credit Agreement increased by $12.0 million at January 31, 2009 as compared to February 2, 2008, which reflects additional borrowings for working capital requirements. Our lowest level of availability during the year ended January 31, 2009 was $38.1 million ($8.1 million of excess availability after taking into consideration the $30.0 million minimum unused balance requirement under Finlay Jewelry’s Revolving Credit Agreement), at which point the outstanding borrowings under the Revolving Credit Agreement were $285.6 million. Refer to Note 8 of Notes to the Consolidated Financial Statements.

Strategies and Opportunities in the Specialty Jewelry Store Business

We plan to pursue the following key initiatives:

•	Implement our strategic plan;

•	Refinance or replace Finlay Jewelry’s Revolving Credit Agreement to improve liquidity;

•	Consolidate our specialty jewelry store businesses under one management team;

•	Reduce expenses;

•	Improve comparable store sales;

•	Focus on improved marketing initiatives to more efficiently reach and expand our customer base; and

•	Maintain high customer service standards.

Risks and Uncertainties

        The risks and challenges facing our business include:

•	Our ability to continue as a going concern;

•	Implementation of our strategic plan;

•	Substantial debt leverage and our ability to identify a new banking relationship; and

•	Continued decrease in consumer discretionary spending in the current macro-economic environment and the impact on our liquidity needs.

      Our ability to continue as a going concern is dependent on the successful implementation of our strategic plan, the repayment of the amounts due under the Revolving Credit Facility and our ability to secure a new line of credit on or before the maturity date of the Revolving Credit Agreement. In addition, we experienced a significant operating loss in 2008 and are expected to have an operating loss in 2009. As discussed above, we are in default of certain covenants under the Revolving Credit Agreement.    These uncertainties raise substantial doubt about our ability to continue as a going concern.

       The current banking and credit crisis, the high unemployment rate, continued home foreclosures, the rising cost of basic necessities, and the reality that the U.S. has entered a recession created a highly challenging retail environment during 2008 that we anticipate will continue through 2009. These conditions have negatively impacted our liquidity position and operating performance. There can be no assurances that the implementation of our strategic plan will be successful. There can be no assurances that our business operations, working capital and borrowing availability will be sufficient to meet current estimates of working capital requirements as well as allow Finlay Jewelry to maintain compliance with the $30.0 million minimum unused balance and other covenants required by the Revolving Credit Agreement. If we are unable to implement our strategic plan and improve our liquidity and/or operating performance, we may be required to further curtail our operations or pursue other available options, although we can provide no assurance that any such steps will allow us to meet our obligations as they become due.

        We currently have a significant amount of debt.  As of January 31, 2009, we had $40.6 million of debt outstanding under Finlay Jewelry’s Senior Notes, $169.0 million outstanding under the Third Lien Notes and $23.3 million outstanding under the Second Lien Notes. These debt instruments are all due on June 1, 2012.  Additionally, at January 31, 2009, borrowings under the Revolving Credit Facility were $236.2 million. We may not be able to refinance or restructure our long-term debt before it becomes due. Additionally, the net sales proceeds from the liquidation of inventory in the closing locations may not be sufficient to repay the outstanding balance under Finlay Jewelry’s Revolving Credit Facility, which now matures in February 2010.

        A continuation of the recent deterioration of significant portions of the global financial markets could further negatively impact our performance. Declines in discretionary spending or in the availability of consumer credit could further reduce the volume of merchandise we sell, as well as the sales prices for the merchandise offered, and accordingly, our gross margin. In addition, concerns about the stability of the U.S. financial markets generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit, reduction of business activity, and increased market volatility. These negative economic conditions may result in financial difficulties for our vendors, the department stores in which we operate and the financial institutions that are counterparties to our credit facilities, which could negatively affect us. It is not clear at this time what impact the federal government’s liquidity and funding initiatives that have been announced or that may be initiated in the future, will have on the financial markets, on the broader U.S. and global economies, or ultimately on us.

        Results of Operations

        The following discussion relates to our results of operations in 2008 and 2007 when both of our business segments were in operation.  In 2009, we plan to exit the licensed department store based business and close approximately half of our specialty jewelry stores.

The following table sets forth operating results as a percentage of sales for the periods indicated. The discussion that follows should be read in conjunction with the following table:

	Fiscal Year Ended
	January 31, 2009	February 2, 2008
Statement of Operations Data:
Sales	100.0%	100.0%
Cost of sales (including an inventory write-down of $24.3 million, or 3.2%, in 2008)	61.0	54.8
Gross margin	39.0	45.2
Selling, general and administrative expenses	46.3	42.1
Impairment charges (1)	4.6	0.4
Depreciation and amortization	2.3	2.0
Income (loss) from operations	(14.2)	0.7
Interest expense, net	5.0	4.1
Loss from continuing operations before income taxes	(19.2)	(3.4)
Benefit for income taxes	(5.2)	(1.3)
Loss from continuing operations	(14.0)	(2.1)
Discontinued operations, net of tax in 2007 (2)	(0.2)	0.7
Net income (loss)	(14.2)%	(1.4)%

(1)	Relates to the impairment of fixed assets, inventory and intangible assets.
(2)	Relates to the closing of 93 Macy’s departments at the end of 2008.

2008 Compared with 2007

Sales. Sales increased $37.0 million, or 5.2%, in 2008 compared to 2007. Sales include $444.6 million from the department store based fine jewelry departments which represented a 10.0% decrease compared to the $493.5 million in sales for 2007.  Sales also include $309.7 million generated by our stand-alone specialty jewelry stores in 2008 compared to $223.8 million in 2007 (which includes sales from the date of acquisition of Bailey Banks & Biddle in November 2007). Comparable store sales decreased 11%.

During 2008, we opened four departments within existing host store groups, two Bailey Banks & Biddle stores and four new Carlyle stores. Additionally, in 2008, we closed 125 departments and four stand-alone jewelry stores. The openings were comprised of the following:

Store Group	Number of Locations
Bailey Banks & Biddle	2
Macy’s	3
Carlyle	4
Herberger’s	1
Total	10

        The closings were comprised of the following:

Store Group	Number of Locations	Reason
Macy’s North and Northwest	93	Host decision to phase departments into existing Macy’s divisions.
Lord & Taylor	11	Department closings as a result of Lord & Taylor’s decision not to renew our license agreement.
Macy’s Central	10	Host decision to close these stores.
Dillard’s	8	Management’s decision to close unprofitable stores.
Gottschalks	2	Management’s decision to close unprofitable stores.
Carlyle	2	Management’s decision to close unprofitable stores.
Bailey Banks & Biddle	2	Management’s decision to close unprofitable stores.
Elder Beerman	1	Includes department closings within existing host store groups.
Total	129

        Our major merchandise categories include diamonds, gold, gemstones, watches and designer jewelry. With respect to our stand-alone jewelry store business, diamond, watch and designer sales increased $32.7 million, $21.9 million and $10.3 million, respectively, or 47.1%, 28.1% and 29.4%, respectively, in 2008 compared to 2007, primarily as a result of the acquisition of Bailey Banks & Biddle in November 2007.

Gross margin.  Gross margin decreased by $29.9 million in 2008 compared to 2007. As a percentage of sales, gross margin decreased by 6.2% from 45.2% to 39.0%.  The components of this net decrease in gross margin are as follows:

Component	%	Reason
Impairment charge	(3.2)%	Impairment charge on inventory and the estimated loss on the sale of inventory to Bloomingdale’s.
Merchandise cost of sales	(3.7)
Increase in cost of sales is due to increase of stand-alone jewelry segment at lower gross margins as well as lower margins at the Macy’s departments that closed at year end 2008 and the Lord & Taylor departments that are scheduled to close at the end of April  2009, as we liquidate inventory.

Other	0.7	Decreases in various other components of cost of sales.
Net decrease	(6.2)%

Selling, general and administrative expenses. The components of SG&A include payroll expense, license fees, rent  expense,  net  advertising  expenditures  and  other  field and administrative expenses. SG&A increased $47.5 million, or 15.8%. SG&A dollars have increased as 2008 includes a full year of Bailey Banks & Biddle SG&A expenses. As a percentage of sales, SG&A increased by 4.2% from 42.1% to 46.3%. The components of this increase in SG&A are as follows:

Component	%	Reason
License and lease fees	1.0%	Increase is primarily due to the impact of additional stand-alone jewelry store leases at higher lease fees as a percentage of sales, as a result of the Bailey Banks & Biddle acquisition.
Payroll expenses	1.7	Increase is primarily due to the unfavorable leverage of payroll expenses on lower sales.
Other	1.5	Increase is due to consulting fees totaling $1.7 million associated with the restructuring of the Senior Notes as well as unfavorable leveraging of expenses on lower sales.
Net increase	4.2%

        Depreciation and amortization. Depreciation and amortization increased by $3.1 million primarily due to additional depreciation and amortization for capital expenditures for the most recent twelve months as well as the assets related to the Bailey Bank & Biddle acquisition and accelerated depreciation associated with the Macy’s and Lord & Taylor department closings, offset by the effect of certain assets becoming fully depreciated.

Impairment charges. In connection with our strategic plan, we recorded impairment charges totaling $34.6 million in the year ended January 31, 2009. Impairment charges of $28.2 million were recorded to reduce fixed assets to their estimated fair value due to the shorter period over which they will be in operation. Additionally, an impairment charge of $6.4 million was recorded to reflect intangible and other assets, primarily tradenames, at their fair value. During 2007, based on our annual assessment of the Congress goodwill, we determined that goodwill was impaired and an impairment of $3.0 million was recorded.

Interest expense, net. Interest expense increased by $8.0 million primarily as a result of higher average borrowings under the Revolving Credit Facility. Average borrowings, including borrowings under the Revolving Credit Facility, the Senior Notes and the Secured Notes, increased to $515.4 million for the 2008 period compared to $346.7 million for the 2007 period. The weighted average interest rate on all outstanding borrowings was approximately 6.5% for 2008 compared to 8.0% for 2007. Included in 2008 is $10.1 million of PIK Interest related to the Secured Notes.

Benefit for income taxes. The income tax benefit for the 2008 and 2007 periods reflects effective tax rates of 27.1% and 37.8%, respectively. The 2008 benefit was reduced as a result of a required increase in the valuation allowance against deferred tax assets. The 2007 period reflects a benefit of approximately $1.2 million associated with impairment charges, compared to no benefit in 2008. Additionally, the 2008 and 2007 periods reflect benefits of approximately $0.4 million and $0.2 million, respectively, associated with the reversal of tax accruals no longer required.

Discontinued operations. Discontinued operations for 2008 includes the results of operations of the 93 Macy’s departments which closed in January 2009. Total sales generated from these departments in 2008 and 2007 were $108.5 million and $120.0 million, respectively. Discontinued operations for 2007 includes the 33 Parisian departments closed in July 2007.  Sales related to these closed departments totaled $9.8 million in 2007. Gross margin, as a percentage of sales, related to discontinued departments decreased 8.2% from 47.4% in 2007 to 39.2% in 2008, as we liquidated inventory.  The net loss from discontinued operations for 2008 was $2.0 million compared to net income from discontinued operations of $5.1 million during the comparable period in 2007.

        Net income (loss). Net loss of $107.3 million for the 2008 period compares to net loss of $10.0 million in the prior period as a result of the factors discussed above.

Liquidity and Capital Resources

        As discussed above, in February 2009, we announced the adoption of our strategic plan to exit the licensed department store based business and close approximately half of our specialty jewelry stores in 2009. In conjunction with the adoption of this strategic plan, Finlay Jewelry amended its Revolving Credit Agreement in February 2009, as adjusted in March 2009, to reduce the Revolving Credit Agreement from $550.0 million to $266.6 million and to increase the interest rates thereunder. The amendment also requires us to comply with various milestones in connection with the strategic plan, to provide additional financial reporting to the lenders and to maintain compliance with a variance covenant from the approved restructuring budget.  Additionally, the Revolving Credit Agreement now matures in February 2010. The net sales proceeds from the liquidation of inventory will be used to repay our outstanding balance under Finlay Jewelry’s Revolving Credit Facility in 2009.

        Effective with the February 2009 amendment to the Revolving Credit Agreement, we now are required to achieve certain weekly targeted percentages of our sales and cash receipts and maintain cash disbursements below certain targeted percentages as set forth in our operating plan. We are currently in default of this covenant.  Although the lenders reserve all rights and remedies under the Revolving Credit Agreement and can accelerate repayment of the outstanding balance at any time, they have not exercised such rights at this time.  As a result of cross-default provisions, such acceleration would enable the holders of our long-term debt to declare a default and demand repayment as well.

        Our ability to continue as a going concern is dependent on the successful implementation of our strategic plan, the repayment of the amounts due under the Revolving Credit Facility and our ability to secure a new line of credit on or before the maturity date of the Revolving Credit Agreement. In addition, we experienced a significant operating loss in 2008 and are expected to have an operating loss in 2009. As discussed above, we are in default of certain covenants under the Revolving Credit Agreement. These uncertainties raise substantial doubt about our ability to continue as a going concern. Accordingly, the independent auditor’s report accompanying our January 31, 2009 financial statements contains a going concern explanatory paragraph, which also constitutes a default under the Revolving Credit Agreement.

        As a result of these defaults, the lenders under the Revolving Credit Agreement are no longer obligated to permit us to borrow under the facility or issue letters of credit for our account.  We received a letter dated as of March 12, 2009, from General Electric Capital Corporation (as agent under the Revolving Credit Agreement) (“GE”), pursuant to which GE, on behalf of all the lenders, reserved all rights and remedies under the Revolving Credit Agreement. GE and the lenders may, but are not obligated to, continue to issue letters of credit and permit us to borrow under the Revolving Credit Facility and GE and the lenders may terminate the Revolving Credit Agreement and/or demand immediate repayment at any time.

        If GE and the lenders were to demand immediate repayment, there can be no assurances that we will be able to obtain alternate financing on terms acceptable to us.  In the event that we are unable to secure adequate borrowing under the Revolving Credit Agreement or an alternate financing source, our cash balance and cash flows from operations may be inadequate to meet our obligations, which may prevent us from operating. As a result of cross-default provisions, such acceleration would enable the holders of our long-term debt to declare a default and demand repayment as well.

        Effective March 22, 2009, we completed the sale of certain assets to Bloomingdale’s. The assets included inventory and fixed assets for the 34 departments that we operated in Bloomingdale’s for a purchase price of approximately $33.4 million.  The proceeds from this transaction were used to pay down a portion of the outstanding balance under Finlay Jewelry’s Revolving Credit Facility.

        Information about our financial position is presented in the following table:

	January 31, 2009	February 2, 2008
	(dollars in thousands)
Cash and cash equivalents	$3,414	$5,358
Working capital	166,227	222,756
Short-term debt	236,241	224,231
Long-term debt	232,947	200,000
Stockholders’ equity	6,923	113,508

Our primary capital requirements are to repay the amounts outstanding under the Revolving Credit Facility and to fund working capital of go forward locations, as well as license fees to host store groups and rent payments for the stand-alone jewelry stores. For 2008 and 2007, capital expenditures totaled $24.7 million and $13.4 million, respectively, exclusive of fixed assets acquired.

Cash flows provided by (used in) operating, investing and financing activities for the fiscal years ended January 31, 2009 and February 2, 2008, were as follows:

	Fiscal Years Ended
	January 31, 2009	February 2, 2008
	(dollars in thousands)
Operating Activities	$1,307	$73,508
Investing Activities	(30,346)	(243,619)
Financing Activities	27,095	173,054
Net increase (decrease) in cash and cash equivalents	$(1,944)	$2,943

Operating Activities

        During 2009, the primary source of our liquidity is expected to be cash flows from operating activities as we liquidate inventory in the closing department store and specialty jewelry store locations as well as excess inventory in the go forward specialty jewelry stores. The key components of operating cash flow is merchandise sales. Operating cash outflows include payments to vendors for inventory, services and supplies, payments for employee payroll, license fees, rent and payments of interest and taxes. Net cash flows provided by operating activities were $1.3 million and $73.5 million for 2008 and 2007, respectively. Inventory levels at January 31, 2009 decreased by $168.8 million, or 28%, as compared to February 2, 2008, primarily related to a decrease in inventory of $161.5 million in our licensed fine jewelry departments in anticipation of certain department closings at the end of 2008 and inventory write-down charges of $24.3 million associated with our strategic plan.  Our strategy during 2008 was to reduce our owned inventory receipts and liquidate inventory in the closing departments, in an effort to reduce the on hand inventory levels and positively impact cash flows. Accounts receivable increased to $28.5 million from $13.8 million primarily related to increased sales in the closing departments in January 2009 as compared to the prior year. Additionally, the decrease in accounts payable to $34.1 million at January 31, 2009, from $110.5 million at February 2, 2008, reflects significantly reduced owned inventory receipts in 2008, lower consignment sales in the 2008 holiday season as compared to 2007 as well as the reduced payment terms required by our vendors compared with our historical credit terms.

        Our operations involving licensed fine jewelry departments substantially preclude customer receivables as our license agreements typically require host stores to remit sales proceeds for each month (without regard to whether such sales were cash, store credit or national credit card) to us approximately three weeks after the end of such month. Additionally, at the end of 2008, approximately 20% of our merchandise was held on consignment. Our working capital balance was $166.2 million at January 31, 2009, a decrease of $56.5 million from February 2, 2008.

The seasonality of our business causes working capital requirements, and therefore, borrowings under the Revolving Credit Agreement, to reach their highest level in the months of October, November and December in anticipation of the year-end holiday season. Accordingly, we experience seasonal cash needs as inventory levels peak.

Investing Activities

        For 2008, net cash used in investing activities of $30.3 million primarily relates to cash used for capital expenditures. For 2007, net cash used in investing activities of $243.6 million primarily relates to the acquisition of Bailey Banks & Biddle, which accounted for $230.1 million of cash invested with a remaining amount of $5.6 million paid in February 2008. Capital expenditures in 2008 and 2007 totaling $24.7 million and $13.4 million, respectively, related primarily to expenditures for opening new locations and renovating existing locations.

Financing Activities

Net cash provided by financing activities was $27.1 million in 2008, consisting primarily of proceeds from, and principal repayments on, the Revolving Credit Facility and proceeds from the issuance of the Second Lien Notes. Net cash provided by financing activities was $173.1 million in 2007, and was used primarily for the acquisition of Bailey Banks & Biddle.

The Revolving Credit Agreement, recently amended in February 2009, as adjusted in March 2009, provides Finlay Jewelry with a line of credit up to $266.6 million to finance working capital needs. Effective February 25, 2009, the loans under Tranche A (up to $229.1 million) will bear interest at a floating rate equal to a margin of 3.00% over the Index Rate or 4.75% over LIBOR. Additionally, Tranche B (up to $37.5 million) will bear interest at a floating rate equal to a margin of 5.50% over the Index Rate or 7.25% over LIBOR. Prior to February 25, 2009, the loans under Tranche A bore interest in accordance with a graduated pricing matrix based on the average excess availability under the facility for the previous quarter. Additionally, Tranche B bore interest at a floating rate equal to a margin of 3.50% over the Index Rate or 5.25% over LIBOR. The Index Rate is equal to the higher of (i) the federal funds rate plus 125 basis points and (ii) the publicly quoted rate as published by the Wall Street Journal as the “prime rate”. The weighted average interest rate was 5.0% and 7.5% for 2008 and 2007, respectively.

        Borrowings under the Revolving Credit Facility were $236.2 million at January 31, 2009, compared to $224.2 million at February 2, 2008. The average amounts outstanding under the Revolving Credit Facility were $310.1 million and $146.7 million for 2008 and 2007, respectively.  At January 31, 2009, we had $42.7 million of availability ($12.7 million of excess availability after taking into consideration the $30.0 million minimum unused balance requirement). Our lowest level of excess availability during 2008 was $38.1 million, at which point outstanding borrowings under the Revolving Credit Facility were $285.6 million ($8.1 million of excess availability after taking into consideration the $30.0 million minimum unused balance requirement). The decrease in our borrowing availability under the Revolving Credit Facility was primarily a result of inventory appraisals performed by Finlay Jewelry’s lenders at the end of 2008 as well as lower than anticipated sales from the 2008 holiday selling period.  As a result of the liquidation in the locations we plan to close, the outstanding balance under the Revolving Credit Facility has been reduced from $236.2 million at the end of 2008 to approximately $130.0 million at the end of April 2009.

        The Revolving Credit Agreement contains customary covenants, including limitations on, or relating to, liens, indebtedness, investments, mergers, acquisitions, affiliate transactions, management compensation and the payment of dividends and other restricted payments. As of January 31, 2009, the only financial covenant was the maintenance of a minimum of $30.0 million of availability under the facility. As of January 31, 2009, we were in compliance with this requirement. Effective with the February 2009 amendment to the Revolving Credit Agreement, we now are required to achieve certain weekly targeted percentages of our sales and cash receipts and maintain cash disbursements below certain targeted percentages as set forth in our operating plan, and we are currently in default of this covenant.  Although the lenders reserve all rights and remedies under the Revolving Credit Agreement and can accelerate repayment of the outstanding balance at any time, they have not exercised such rights at this time.

         In 2008, Finlay Jewelry executed several agreements to exchange $159.4 million of its Senior Notes held by the Participating Noteholders for new Third Lien Notes. In addition, the Participating Noteholders purchased $22.8 million of new Second Lien Notes.

         Interest on the Secured Notes is payable semi-annually in arrears on June 1 and December 1 of each year.  Interest on the Second Lien Notes began to accrue as of the issuance date and is payable beginning on June 1, 2009 in pay-in-kind interest or PIK Interest at 12.125% per annum from the issuance date until December 1, 2010, and thereafter in cash at 11.375% per annum.  Interest on the Third Lien Notes began to accrue PIK Interest at 8.945% per annum as of June 1, 2008, which was paid in PIK Interest on December 1, 2008, and will be payable in PIK Interest at 8.945% per annum from December 2, 2008 until December 1, 2010, and thereafter in cash at 8.375% per annum.  The PIK Interest on the Secured Notes is payable upon maturity of the Secured Notes. Interest on the Senior Notes continues to be payable in cash semi-annually on June 1 and December 1 of each year.

         As a result of the above transactions, as of January 31, 2009, there were approximately $192.4 million of Secured Notes outstanding and $40.6 million of Senior Notes outstanding. The amounts required to satisfy the aggregate of Finlay Jewelry’s interest expense totaled $26.3 million and $28.9 million for 2008 and 2007, respectively. The refinancing of the Senior Notes enables Finlay Jewelry to eliminate a significant portion of the cash interest payment of $16.8 million that would have been payable annually on the Senior Notes as the Secured Notes include PIK Interest until December 1, 2010.

        The indentures related to the Senior Notes and the Secured Notes contain restrictions relating to, among other things, the payment of dividends, redemptions or repurchases of capital stock, the incurrence of additional indebtedness, the making of certain investments, the creation of certain liens, the sale of certain assets, entering into transactions with affiliates, engaging in mergers and consolidations and the transfer of all or substantially all assets.  We were in compliance with all such covenants as of January 31, 2009.

         Although we have been and continue to work closely with our vendors, several factors have impacted our ability to continue our historical credit terms, including our recent restructuring announcement, our Common Stock being delisted from NASDAQ and the downgrade of Finlay Jewelry’s credit rating on the Senior Notes, coupled with the increase in Finlay Jewelry’s debt in conjunction with the acquisition of Bailey Banks & Biddle and recent bankruptcies in the retail and jewelry industries.   During 2008, many of our key vendors reduced their historical credit terms with us based on our deteriorating liquidity situation.  Further, many of these vendors are party to the secured position negotiated in February 2009 under the terms of the Third Lien Notes for $24.9 million of trade payable balances.  Additional restrictions on the credit limits or payment terms that we have with our vendors could have an adverse impact on our liquidity position.

         There can be no assurances that we can successfully implement our strategic plan or that the net sales proceeds will be sufficient to repay the outstanding balance under the Revolving Credit Facility. Additionally, there can be no assurances that we will be able to secure a new line of credit on or before the date of maturity of the Revolving Credit Agreement in February 2010, and, accordingly our liquidity and ability to timely pay our obligations when due could be adversely affected.  If we cannot successfully implement our strategic plan, repay amounts due under the Revolving Credit Facility and secure such new financing, we may be unable to maintain a level of liquidity necessary to continue to operate our business.

        Further, we are a highly leveraged company. We may not be able to refinance or restructure our long-term debt before it becomes due in 2012. A significant amount of our operating cash flows will be used to pay interest with respect to the Revolving Credit Facility, the Secured Notes (beginning on December 1, 2010) and the Senior Notes.

        In November 2007, Finlay Jewelry completed the acquisition of substantially all of the assets and specified liabilities that comprised the Bailey Banks & Biddle division of Zale Corporation, a chain of 67 stand-alone retail stores in 24 states with a focus on the luxury market, offering jewelry and watches under high-end name brands.  The purchase price of approximately $231.6 million, plus transaction fees of approximately $4.1 million, was financed with borrowings under the Revolving Credit Facility. Since the date of acquisition, Bailey Banks & Biddle’s cash requirements have been, and will continue to be, funded under the Revolving Credit Facility.

Seasonality

      Our business is highly seasonal, with a significant portion of our sales and income from operations generated during the fourth quarter of each year, which includes the year-end holiday season. The fourth quarter of 2008 and 2007 each accounted for an average of approximately 41% of our annual sales. We have typically experienced net losses in the first three quarters of our fiscal year. During these periods, working capital requirements have been funded by borrowings under the Revolving Credit Agreement. Accordingly, the results for any of the first three quarters of any given fiscal year, taken individually or in the aggregate, are not indicative of annual results. See Note 18 of Notes to the Consolidated Financial Statements.

Inflation

The effect of inflation on our results of operations has not been material in the periods discussed.

Critical Accounting Policies and Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are periodically re-evaluated, as appropriate, and adjustments are made when facts and circumstances dictate a change. However, since future events and their impact cannot be determined with certainty, actual results may differ from our estimates, and such differences could be material to the consolidated financial statements. Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates. A summary of our significant accounting policies and a description of accounting policies that we believe are most critical may be found in Note 2 of Notes to the Consolidated Financial Statements.

       Merchandise Inventories

        We value our inventories at the lower of cost or market. The cost is determined by the LIFO method utilizing an internally generated index. We determine the LIFO cost on an interim basis by estimating annual inflation trends, annual purchases and ending inventory levels for the fiscal year. Actual annual inflation rates and inventory balances as of the end of any fiscal year may differ from interim estimates, and, as such, estimates are adjusted in the fourth quarter of each year. Factors related to inventories, such as future consumer demand and the economy’s impact on consumer discretionary spending, inventory aging, ability to return merchandise to vendors, merchandise condition and anticipated markdowns, are analyzed to determine estimated net realizable values. An adjustment is recorded to reduce the LIFO cost of inventories, if required, to their estimated net realizable values. Any significant unanticipated changes in the factors above could have a significant impact on the value of the inventories and our reported operating results. In 2008, we recorded an impairment charge of $24.3 million on inventory and the estimated loss on the sale of inventory to Bloomingdale’s. Adjustments to earnings resulting from changes in historical loss trends were insignificant for 2007.

       We estimate inventory shrinkage for the period from the last inventory date to the end of the reporting period on a store-by-store basis. Our inventory shortage estimate can be affected by changes in merchandise mix and changes in actual shortage trends.  The shrinkage rate from the most recent physical inventory, in combination with historical experience, is the basis for estimating shrinkage. As of January 31, 2009 and February 2, 2008, our shrink reserve totaled $0.4 million in each year. Additionally, during 2008 and 2007, inventory shrinkage amounted to approximately 0.5% and 0.4%, respectively, of sales.

 Vendor Allowances

       We receive allowances from our vendors through a variety of programs and arrangements, including cooperative advertising. Vendor allowances are recognized as a reduction of cost of sales upon the sale of merchandise or SG&A when the purpose for which the vendor funds were intended to be used has been fulfilled. Accordingly, a reduction in vendor allowances received would increase our cost of sales and/or SG&A. In 2009, we expect to earn significantly lower levels of vendor allowances.

       Vendor allowances have been accounted for in accordance with the provisions of the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force, Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor”. Vendor allowances provided as a reimbursement of specific, incremental and identifiable costs incurred to promote a vendor’s products are recorded as an SG&A reduction when the cost is incurred. All other vendor allowances are initially deferred with the deferred amounts recognized as a reduction in cost of sales when the related product is sold. In 2008 and 2007, $6.6 million and $8.1 million, respectively, of vendor allowances have been reflected as a reduction to cost of sales.

        As of January 31, 2009 and February 2, 2008, deferred vendor allowances totaled (i) $5.4 million and $7.1 million, respectively, for owned merchandise, which allowances are included as an offset to merchandise inventories on the Consolidated Balance Sheets, and (ii) $0.2 million and $4.4 million, respectively, for merchandise received on consignment, which allowances are included as deferred income on the Consolidated Balance Sheets.

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

        As a result of our strategic plan, we evaluated our long-lived assets for potential impairment as of January 31, 2009.  The evaluation considered information available at January 31, 2009, and resulted in the determination that the carrying value of the fixed assets of our licensed department stores and certain unprofitable specialty store locations would likely not be recovered through estimated future cash flows, considering assumptions regarding the expected lives of those assets.  As a result, we recorded an asset impairment charge of $28.2 million to reduce the carrying value of fixed assets to their estimated fair value due to the shorter period over which they will be in operation. Additionally, an impairment charge of $6.4 million was recorded to reflect intangible and other assets, primarily tradenames, at their fair value. In 2007, we recorded an impairment charge of $3.0 million to write-off the goodwill related to Congress.

       Revenue Recognition

       We recognize revenue upon the sale of merchandise, either owned or consigned, to our customers, net of anticipated returns and net of sales taxes collected. The provision for sales returns is based on historical evidence of our return rate. As of  January 31, 2009 and February 2, 2008, our allowance for sales returns totaled $2.1 million in each year.  Adjustments to earnings resulting from revisions to estimates on our sales return provision have been insignificant for 2008 and 2007. Layaway deposits are not recognized as sales until fully paid for by the customer and the customer claims the merchandise.

       Self-insurance Reserves

       We are self-insured for medical and workers’ compensation claims up to certain maximum liability amounts. Although the amounts accrued are determined based on an analysis of historical trends of losses, settlements, litigation costs and other factors, the amounts that we will ultimately disburse could differ materially from the accrued amounts.  Self-insurance reserves aggregated $8.8 million and $7.7 million at January 31, 2009 and February 2, 2008, respectively.

       Income Taxes

       In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes,” income taxes must be accounted for by the asset/liability method. The income tax effects of all revenues, expenses, gains, losses and other events that create differences between the tax basis of assets and liabilities and their amounts for financial reporting are required to be recognized.  Inherent in the measurement of these tax effects are certain judgments and interpretations of existing tax law and other published guidance as applied to our operations. Our effective tax rate considers management’s judgment of expected tax liabilities in the various taxing jurisdictions within which it is subject to tax.  A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. Due to continued losses, a valuation allowance in the amount of $17.4 million was required at January 31, 2009. At any given time, multiple tax years are open to audit by various taxing authorities. The recorded amounts of income tax are subject to adjustment upon audit, changes in interpretation and changes in judgment utilized in determining estimates.

        Accounting for Acquisitions

        In November 2007, Finlay Jewelry completed the acquisition of Bailey Banks & Biddle. This acquisition has been accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”.  As such, we completed our analysis of the fair value of identified tangible and intangible assets and liabilities.

        Accounting Standards Adopted in 2008: On February 3, 2008, we adopted certain provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a single authoritative definition of fair value, sets a framework for measuring fair value and expands on required disclosures about fair value measurement. The provisions of SFAS No. 157 relate to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis and did not have any effect on our consolidated financial statements. The provisions of SFAS No. 157 related to other nonfinancial assets and liabilities were effective for us on February 1, 2009, and will be applied prospectively.  We are currently evaluating the impact that these additional SFAS No. 157 provisions will have on our consolidated financial statements.

       New Accounting Pronouncements: In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently assessing the potential effect of FSP No. 142-3 on our consolidated financial statements.

Special Note Regarding Forward-Looking Statements

This Form 10-K includes forward-looking statements. All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. You can identify these forward-looking statements by the use of words like "strategy," "expect," "plan," "believe," "will," "estimate," "intend," "project," "goals," "target," "anticipating," "hope" and other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results, performances or achievements to differ materially from those reflected in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Important factors that could cause actual results to differ materially include, but are not limited to:

•	Our ability to successfully implement our strategic plan to exit the licensed department store based business and close approximately half of our specialty jewelry stores;

•	Our high degree of leverage and our ability to refinance Finlay Jewelry’s long-term debt and/or obtain a new revolving line of credit to operate our go forward specialty jewelry stores;

•	Our ability to continue as a going concern;

•	Low or negative growth in the economy or in the financial markets which reduces discretionary spending on goods perceived to be luxury items;

•	Our senior management team is in transition;

•	Our ability to renegotiate certain on going leases for specialty jewelry stores on more favorable terms or to negotiate new leases with acceptable terms;

•	The seasonality of the retail jewelry business;

•	Our ability to continue to obtain merchandise from our vendors on acceptable credit terms;

•	The impact of fluctuations in gold and diamond prices;

•	Competition in the retail jewelry business and fluctuations in our quarterly results;

•	The availability to us of alternate sources of merchandise supply in the case of an abrupt loss of any significant supplier;

•	Our ability to identify and rapidly respond to fashion trends as well as our ability to maintain flexible return privileges on owned merchandise;

•	Our ability to increase comparable store sales;

•	Our compliance with applicable contractual covenants;

•	Changes in regulatory requirements which are applicable to our business;

•	The impact of future claims and legal actions arising in the ordinary course of business; and

•	Attacks or threats of attacks by terrorists or war which may negatively impact the economy and/or the financial markets and reduce discretionary spending.

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

We are exposed to market risk through the interest rate on our borrowings under the Revolving Credit Agreement, which has a variable interest rate. Based on the average amounts outstanding under the Revolving Credit Facility for 2008, a 100 basis point increase in interest rates would have resulted in an increase in interest expense of approximately $3.1 million in 2008. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities.

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

Disclosure Controls and Procedures

        The Company’s management evaluated, with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the CEO and CFO concluded that the disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

        Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company to disclose material information required to be set forth in our periodic reports.

Changes in Internal Controls over Financial Reporting

The Company’s management, with the participation of the Company’s CEO and CFO, also conducted an evaluation of the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended January 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there was no such change during the quarter ended January 31, 2009.

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

       Finlay Executive Severance Pay Plan

        The Finlay Executive Severance Pay Plan (the “Severance Plan”) was amended and restated effective December 31, 2008, and further amended and restated effective March 19, 2009.  The Severance Plan is a retention tool to encourage executives of Finlay Jewelry and Finlay Merchandising & Buying, Inc. to remain focused on the business, by providing temporary and short-term benefits to eligible “executive” employees whose employment with Finlay Jewelry or Finlay Merchandising & Buying, Inc. is involuntarily terminated in connection with a layoff or reduction in force and who are not offered comparable employment with one of Finlay’s affiliates or subsidiaries.

        The Severance Plan does not provide for severance benefits in the event an executive resigns, quits or retires, or is covered by an employment agreement that provides for severance.  Certain of Finlay’s named executive officers are eligible to receive severance benefits under the Severance Plan in the event of a covered termination.

        Under the Severance Plan, benefits for an involuntarily terminated executive will equal a multiple of the executive's weekly base salary at his or her then current rate as of his or her date of termination, as described below, reduced by any compensation paid to the executive in lieu of any notice period required under the Worker Adjustment and Retraining Notification Act or applicable laws.

Service (1)	Benefit
• Less than two (2) years	Four (4) weeks

• Two (2) years but less than five (5) years	Six (6) weeks

• Five (5) years but less than ten (10) years	Eight (8) weeks

• Ten (10) years but less than fifteen (15) years	Twelve (12) weeks

• Fifteen (15) years but less than twenty (20) years	Sixteen (16) weeks

• Twenty (20) years but less than twenty-five (25) years	Eighteen (18) weeks

• Twenty-five (25) years but less than thirty (30) years	Twenty (20) weeks

• Thirty (30) years or more	Twenty-six (26) weeks

(1)	"Service" means an executive's completed full years of employment as of the last anniversary of the last date of hire of the executive.

Any benefit under the Severance Plan in excess of eight weeks to an executive whose annual base salary was $75,000 or greater on his or her date of termination (the "Mitigated Benefits") will be reduced by an amount equal to the gross amounts received or earned by the executive from employment or engagement in any other business or activity during the period for which the Mitigated Benefits are payable ("Other Income").  As a condition to receipt of payment of the Mitigated Benefits, the executive shall, no later than seven days prior to the date such payment is due, certify in writing all amounts of Other Income earned by the executive during the preceding payroll period so that the appropriate offsets can be made.

An executive who accepts severance payments under the Severance Plan will also be required to sign a release.

The Severance Plan provides that all severance benefits will be provided in a manner intended to comply with, or be exempt from, Section 409A of the Code.

The foregoing description of the Severance Plan is only a summary and is qualified in its entirety by reference to the plan itself, a copy of which is attached as Exhibit 10.22 to this Form 10-K and is incorporated by reference into this Item 9B.

PART III

Certain information incorporated herein by reference to our Proxy Statement described below is also contained in the Finlay Jewelry Form 10-K for the fiscal year ended January 31, 2009.

Item 10.	Directors, Executive Officers and Corporate Governance

In addition to the information set forth below regarding the Company’s executive officers and Codes of Ethics, the information required by this item is incorporated by reference to the sections captioned “Election of Directors,” “Corporate Governance, Board of Directors and Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2009 Annual Meeting of Stockholders.

Executive Officers

Set forth below is certain information with respect to each of the current executive officers of the Company and Finlay Jewelry.

Name	Age	Position
Arthur E. Reiner	68	Chairman of the Board, President and Chief Executive Officer of the Company, Chairman and Chief Executive Officer of Finlay Jewelry and Director
Joseph M. Melvin	58	Executive Vice President and Chief Operating Officer of the Company and President and Chief Operating Officer of Finlay Jewelry
Leslie A. Philip	62	Executive Vice President and Chief Merchandising Officer of the Company and Finlay Jewelry
Joyce Manning Magrini	53	Executive Vice President – Administration of Finlay Jewelry
Bruce E. Zurlnick	57	Senior Vice President, Treasurer and Chief Financial Officer of the Company and Finlay Jewelry

The business experience, principal occupations and employment of each of the executive officers of the Company and Finlay Jewelry, together with their periods of service as executive officers of the Company and Finlay Jewelry, are set forth below.

Arthur E. Reiner became Chairman of the Company effective February 1, 1999 and, from January 1995 to such date, served as Vice Chairman of the Company.  Mr. Reiner has also served as President and Chief Executive Officer of the Company since January 30, 1996 and as Chairman of the Board and Chief Executive Officer of Finlay Jewelry since January 3, 1995.  Prior to joining Finlay, Mr. Reiner had spent over 30 years with the Macy’s organization.  From February 1992 to October 1994, Mr. Reiner was Chairman and Chief Executive Officer of Macy’s East, a subsidiary of Macy’s.  From 1988 to 1992, Mr. Reiner was Chairman and Chief Executive Officer of Macy’s Northeast.  Mr. Reiner is also a director of New York & Company, Inc.

      Joseph M. Melvin was appointed as Executive Vice President and Chief Operating Officer of the Company and President and Chief Operating Officer of Finlay Jewelry on May 1, 1997. From September 1975 to March 1997, Mr. Melvin served in various positions with May, including, from 1990 to March 1997, as Chairman and Chief Operating Officer of Filene’s (a division of May). Mr. Melvin plans to retire from Finlay on June 30, 2009.

     Leslie A. Philip has been Executive Vice President and Chief Merchandising Officer of the Company and Finlay Jewelry since May 1997.  From May 1995 to May 1997, Ms. Philip was Executive Vice President-Merchandising and Sales Promotion of Finlay Jewelry.  From 1993 to May 1995, Ms. Philip was Senior Vice President--Advertising and Sales Promotion of Macy’s, and from 1988 to 1993, Ms. Philip was Senior Vice President--Merchandise--Fine Jewelry at Macy’s. Ms. Philip held various other positions at Macy’s from 1970 to 1988. Ms. Philip plans to retire from Finlay on May 26, 2009.

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

Codes of Ethics

We have adopted Codes of Ethics that apply to all of our directors and employees including, without limitation, our CEO, our CFO and all of our employees performing financial or accounting functions. Our Codes of Ethics are posted on our Web site, www.finlayenterprises.com under the heading “Governance”.  We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waivers from, provisions of our Codes of Ethics by posting such information on our Web site at the location specified above. However, we may elect to disclose any such amendment or waiver in a report on Form 8-K filed with the Commission either in addition to or in lieu of the Web site disclosure.  We will provide to any person without charge, upon request addressed to the Corporate Secretary at Finlay Enterprises, Inc., 529 Fifth Avenue, New York, N.Y. 10017, a copy of the Codes of Ethics.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the sections captioned “Executive Compensation” and “Director Compensation” in our Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

       The information required by this item is incorporated by reference to the sections captioned “Certain Transactions” and “Corporate Governance, Board of Directors and Committees of the Board” in our Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the section captioned “Principal Accountant Fees and Services” in our Proxy Statement for the 2009 Annual Meeting of Stockholders.

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

1.1
Purchase Agreement, dated as of May 27, 2004, among Finlay Jewelry, the Company, Credit Suisse First Boston LLC, J.P. Morgan Securities Inc. and SG Americas Securities, LLC (incorporated by reference to Exhibit 1.1 filed as part of the Quarterly Report on Form 10-Q for the period ended May 1, 2004 filed by the Company on June 10, 2004).

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

3.2
Amended and Restated By-Laws of the Company, dated as of December 4, 2007 (incorporated by reference to Exhibit 3.2 filed as part of the Current Report on Form 8-K filed by the Company on December 10, 2007).

3.2(a)
Amendment to the Amended and Restated By-Laws of the Company, dated as of December 3, 2008 (incorporated by reference to Exhibit 3.2(a) filed as part of the Current Report on Form 8-K filed by the Company on December 9, 2008).

4.1
Article Fourth of the Certificate of Incorporation, as amended, and Articles II and VI of the Amended and Restated By-Laws (incorporated by reference to Exhibit 4.1 filed as part of the Annual Report on Form 10-K for the period ended February 2, 2008 filed by the Company on April 17, 2008).

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

4.5(f)
Supplemental Indenture dated as of November 26, 2008 between Finlay Jewelry and HSBC Bank USA, National Association, as trustee, relating to Finlay Jewelry’s 8-3/8% Senior Notes due June 1, 2012 (incorporated by reference to Exhibit 4.1 filed as part of the Current Report on Form 8-K filed by the Company on December 3, 2008).

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

4.8
Indenture dated as of November 26, 2008 between Finlay Jewelry and HSBC Bank USA, National Association, as trustee, relating to Finlay Jewelry’s 11.375%/12.125% Senior Secured Second Lien Notes due June 1, 2012 (incorporated by reference to Exhibit 4.2 filed as part of the Current Report on Form 8-K filed by the Company on December 3, 2008).

4.9
Indenture dated as of November 26, 2008 between Finlay Jewelry and HSBC Bank USA, National Association, as trustee, relating to Finlay Jewelry’s 8.375%/8.945% Senior Secured Third Lien Notes due June 1, 2012 (incorporated by reference to Exhibit 4.3 filed as part of the Current Report on Form 8-K filed by the Company on December 3, 2008).

4.10
Intercreditor Agreement dated as of November 26, 2008 between General Electric Capital Corporation, as first lien agent, HSBC Bank USA, National Association, as second lien agent and as third lien agent (incorporated by reference to Exhibit 4.4 filed as part of the Current Report on Form 8-K filed by the Company on December 3, 2008).

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

10.2(a)(ii)*
Amendment No. 2 to Employment Agreement, dated as of April 25, 2008, among the Company, Finlay Jewelry and Arthur E. Reiner (incorporated by reference to Exhibit 10.2(a)(ii) filed as part of the Current Report on Form 8-K filed by the Company on April 28, 2008).

10.2(a)(iii)*
Retention Bonus Agreement dated as of March 11, 2009, among the Company, Finlay Jewelry and Arthur E. Reiner (incorporated by reference to Exhibit 10.1 filed as part of the Current Report on Form 8-K filed by the Company on March 12, 2009).

10.2(b)*
Employment Agreement dated as of June 16, 2005 between Joseph M. Melvin and Finlay Jewelry (incorporated by reference to Exhibit 10.1 filed as part of the Current Report on Form 8-K filed by the Company on June 22, 2005).

10.2(b)(i)*
Employment Agreement dated as of April 18, 1997 between Joseph M. Melvin and Finlay Jewelry (incorporated by reference to Exhibit 10.9 of Form S-1 Registration Statement, Registration No. 333-34949 filed by the Company on September 4, 1997).

10.2(b)(ii)*	Letter Agreement dated as of December 4, 2008 amending Employment Agreement between Joseph M. Melvin and Finlay Jewelry dated as of April 18, 1997.

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

10.2(e)(i)*	Amendment No. 1 to Employment Agreement, dated as of November 7, 2008, between Bruce E. Zurlnick and Finlay Jewelry.

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

10.5(b)*
Amendment to the Company’s 1997 Long Term Incentive Plan, effective July 30, 2004 (incorporated by reference to Exhibit 10.2 filed as part of the Current Report on Form 8-K filed by the Company on September 10, 2004).

10.5(c)*
Amendment to the Company’s 1997 Long Term Incentive Plan, effective May 8, 2006 (incorporated by reference to Exhibit 10.1 filed as part of the Current Report on Form 8-K filed by the Company on June 26, 2006).

10.5(d)*
Amendment to the Company’s 1997 Long Term Incentive Plan, effective February 27, 2007 (incorporated by reference to Exhibit 10.5(d) filed as part of the Annual Report on Form 10-K for the period ended February 3, 2007 filed by the Company on April 19, 2007).

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

10.6(e)*
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

10.7(c)*
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

10.8(h)
Amendment No. 1 dated as of November 18, 2008 to Fourth Amended and Restated Credit Agreement, among Finlay Jewelry, Carlyle & Co. Jewelers LLC, and L. Congress, Inc., as borrowers, the Company, Finlay Jewelry, Inc., Finlay Merchandising & Buying LLC, eFinlay, Inc. and Park Promenade LLC, as credit parties, General Electric Capital Corporation, as agent for the lenders, and the lenders parties thereto (incorporated by reference to Exhibit 10.2 filed as part of the Current Report on Form 8-K filed by the Company on December 3, 2008).

10.8(i)
Limited Consent and Amendment No. 2 dated as of February 25, 2009 to Fourth Amended and Restated Credit Agreement, among Finlay Jewelry, Carlyle & Co. Jewelers LLC, and L. Congress, Inc., as borrowers, the Company, Finlay Jewelry, Inc., Finlay Merchandising & Buying LLC, eFinlay, Inc. and Park Promenade LLC, as credit parties, General Electric Capital Corporation, as agent for the lenders, and the lenders parties thereto (incorporated by reference to Exhibit 10.1 filed as part of the Current Report on Form 8-K filed by the Company on March 3, 2009).

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

10.21*	Description of Director and Named Executive Officer Compensation.

10.22*	Finlay Executive Severance Pay Plan, amended and restated effective March 19, 2009.

10.23*	Finlay Enterprises, Inc. 2007 Long Term Incentive Plan (incorporated by reference to Annex B to the Company’s Proxy Statement filed May 22, 2007).

10.23(a)*
Form of Restricted Stock Agreement under the 2007 Long Term Incentive Plan (incorporated by reference to Exhibit 10.23(a) filed as part of the Current Report on Form 8-K filed by the Company on June 25, 2007).

10.23(b)*
Form of Restricted Stock Agreement under the 2007 Long Term Incentive Plan (incorporated by reference to Exhibit 10.23(b) filed as part of the Current Report on Form 8-K filed by the Company on June 25, 2007).

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

10.27*
Letter agreement between the Company and Arthur E. Reiner, dated as of June 5, 2008 (incorporated by reference to Exhibit 10.1 filed as part of the Current Report on Form 8-K filed by the Company on June 9, 2008).

10.28
Exchange and Purchase Agreement dated as of November 26, 2008 by and among Finlay Jewelry and certain beneficial holders of Finlay Jewelry’s 8-3/8% Senior Notes due June 1, 2012 parties thereto (incorporated by reference to Exhibit 10.1 filed as part of the Current Report on Form 8-K filed by the Company on December 3, 2008).

10.29
Second Lien Security Agreement dated as of November 26, 2008, among Finlay Jewelry, Finlay Jewelry, Inc., Finlay Merchandising & Buying LLC, eFinlay, Inc., Carlyle & Co. Jewelers LLC, Park Promenade, LLC, L. Congress, Inc. and the Company, as grantors, and HSBC Bank USA, National Association, as collateral agent (incorporated by reference to Exhibit 10.3 filed as part of the Current Report on Form 8-K filed by the Company on December 3, 2008).

10.30
Third Lien Security Agreement dated as of November 26, 2008, among Finlay Jewelry, Finlay Jewelry, Inc., Finlay Merchandising & Buying LLC, eFinlay, Inc., Carlyle & Co. Jewelers LLC, Park Promenade, LLC, L. Congress, Inc. and the Company, as grantors, and HSBC Bank USA, National Association, as collateral agent (incorporated by reference to Exhibit 10.4 filed as part of the Current Report on Form 8-K filed by the Company on December 3, 2008).

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

Finlay Enterprises, Inc.

Date: May 1, 2009	By:	/s/ ARTHUR E. REINER
Arthur E. Reiner
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ ARTHUR E. REINER	Chairman of the Board, President,	May 1, 2009
Arthur E. Reiner	Chief Executive Officer and Director
(Principal Executive Officer)

/s/ BRUCE E. ZURLNICK	Senior Vice President, Treasurer and	May 1, 2009
Bruce E. Zurlnick	Chief Financial Officer (Principal
Financial and Accounting Officer)

/s/ DAVID B. CORNSTEIN	Director	May 1, 2009
David B. Cornstein

/s/ ROHIT M. DESAI	Director	May 1, 2009
Rohit M. Desai

/s/ LOUIS LIPSCHITZ	Director	May 1, 2009
Louis Lipschitz

/s/ NORMAN S. MATTHEWS	Director	May 1, 2009
Norman S. Matthews

/s/ THOMAS M. MURNANE	Director	May 1, 2009
Thomas M. Murnane

FINLAY ENTERPRISES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

Management’s Report on Internal Control Over Financial Reporting	F-2

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Statements of Operations for the years ended January 31, 2009
and February 2, 2008	F-4

Consolidated Balance Sheets as of January 31, 2009 and February 2, 2008	F-5

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Loss
for the years ended January 31, 2009 and February 2, 2008	F-6

Consolidated Statements of Cash Flows for the years ended January 31, 2009
and February 2, 2008	F-7

Notes to Consolidated Financial Statements for the years ended January 31, 2009
and February 2, 2008	F-8

Financial Statement Schedule:
Schedule I – Condensed Financial Information of Registrant	F-29

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 31, 2009.

This Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Commission that permit us to provide only management’s report in this Form 10-K.

/s/ ARTHUR E. REINER
Arthur E. Reiner
President and Chief Executive Officer

/s/ BRUCE E. ZURLNICK
Bruce E. Zurlnick
Senior Vice President, Treasurer
and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Finlay Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Finlay Enterprises, Inc. and subsidiaries (the “Company”) as of January 31, 2009 and February 2, 2008, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive loss, and cash flows for the years then ended.  Our audit also included the financial statement schedule listed in the Index at Item 15.  These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as of January 31, 2009.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Finlay Enterprises, Inc. and subsidiaries as of January 31, 2009 and February 2, 2008 and the consolidated results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred a significant operating loss in 2008, and as a result of current economic conditions has implemented a strategic plan to significantly reduce the size of its business. Further, as described in Note 1, the Company’s line of credit has been reduced and the net proceeds from the liquidation of inventory are to be used to repay the outstanding balance under the line by its maturity date in February 2010.  In connection therewith, the Company was required to achieve certain weekly targeted percentages of sales and cash receipts and cash disbursements as set forth in their operating plan which have not been met.  As a result thereof, the lender is no longer obligated to permit the Company to borrow under the line and may accelerate payment of the outstanding balance.  Further, the Company presently does not have a credit facility to replace its existing credit line. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Eisner LLP

New York, New York
April 30, 2009

FINLAY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended
	January 31, 2009	February 2, 2008

Sales	$754,305	$717,352
Cost of sales (including an inventory write-down of $24.3 million in 2008)	460,134	393,293
Gross margin	294,171	324,059
Selling, general and administrative expenses	348,992	301,447
Impairment charges	34,633	3,009
Depreciation and amortization	17,511	14,456
Income (loss) from operations	(106,965)	5,147
Interest expense, net	37,499	29,521
Loss from continuing operations before income taxes	(144,464)	(24,374)
Benefit for income taxes	(39,179)	(9,206)
Loss from continuing operations	(105,285)	(15,168)
Discontinued operations, net of tax in 2007	(2,045)	5,119
Net loss	$(107,330)	$(10,049)

Net income (loss) per share applicable to common shares:
Basic and Diluted net income (loss) per share:
Loss from continuing operations	$(11.32)	$(1.66)
Discontinued operations, net of tax in 2007	(0.22)	0.56
Net loss per share	$(11.54)	$(1.10)

Weighted average shares and share equivalents outstanding:
Basic and Diluted	9,300,231	9,102,601

The accompanying notes are an integral part of these consolidated financial statements.

FINLAY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	January 31, 2009	February 2, 2008
ASSETS
Current assets:
Cash and cash equivalents	$3,414	$5,358
Accounts receivable	28,451	13,793
Other receivables	10,362	1,590
Merchandise inventories	442,738	611,488
Prepaid expenses and other	3,817	7,236
Total current assets	488,782	639,465
Fixed assets:
Building, equipment, fixtures and leasehold improvements	50,882	112,079
Less – accumulated depreciation and amortization	8,212	41,887
Fixed assets, net	42,670	70,192
Deferred charges and other assets, net	36,177	27,431
Total assets	$567,629	$737,088

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$236,241	$224,231
Accounts payable – trade (including cash overdraft of $4,315 and $7,209 at January 31, 2009 and February 2, 2008, respectively)	34,116	110,475
Accrued liabilities:
Accrued salaries and benefits	14,304	15,799
Accrued miscellaneous taxes	8,907	7,162
Accrued interest	1,417	3,494
Deferred income	155	4,364
Deferred income taxes	11,232	16,009
Other	16,183	29,515
Income taxes payable	-	5,660
Total current liabilities	322,555	416,709
Senior Notes	40,582	200,000
Second Lien Notes	23,334	-
Third Lien Notes	169,031	-
Total long-term debt	232,947	200,000
Deferred income taxes	-	3,593
Other non-current liabilities	5,204	3,278
Total liabilities	560,706	623,580
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common Stock, par value $.01 per share; authorized 25,000,000 shares; issued 11,693,569 and 11,514,359 shares, at January 31, 2009 and February 2, 2008, respectively	116	114
Additional paid-in capital	96,368	95,613
Retained earnings (Accumulated deficit)	(61,698)	45,632
Less treasury stock, of 2,335,388 and 2,302,597 shares, at January 31, 2009 and February 2, 2008, respectively, at cost	(27,863)	(27,851)
Total stockholders’ equity	6,923	113,508
Total liabilities and stockholders’ equity	$567,629	$737,088

The accompanying notes are an integral part of these consolidated financial statements.

FINLAY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
(in thousands, except share data)

				Retained
	Common Stock		Additional	Earnings		Total
	Number		Paid-in	(Accumulated	Treasury	Stockholders’	Comprehensive
	of Shares	Amount	Capital	Deficit)	Stock	Equity	Loss
Balance, February 3, 2007	9,120,651	$113	$92,999	$56,704	$(27,587)	$122,229
Net loss	-	-	-	(10,049)	-	(10,049)	$(10,049)
Comprehensive loss							$(10,049)
Effect of adoption of FIN 48	-	-	-	(1,023)	-	(1,023)
Issuance of common stock	166,342	1	-	-	-	1
Issuance of restricted stock units	-	-	856	-	-	856
Amortization of restricted stock compensation and restricted stock units	-	-	1,758	-	-	1,758
Purchase of treasury stock	(75,231)	-	-	-	(264)	(264)
Balance, February 2, 2008	9,211,762	114	95,613	45,632	(27,851)	113,508
Net loss	-	-	-	(107,330)	-	(107,330)	$(107,330)
Comprehensive loss.							$(107,330)
Issuance of common stock	179,210	2	-	-	-	2
Issuance of restricted stock units	-	-	57	-	-	57
Amortization of restricted stock compensation and restricted stock units	-	-	698	-	-	698
Purchase of treasury stock	(32,791)	-	-	-	(12)	(12)
Balance, January 31, 2009	9,358,181	$116	$96,368	$(61,698)	$(27,863)	$6,923

The accompanying notes are an integral part of these consolidated financial statements.

FINLAY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	January 31, 2009	February 2, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(107,330)	$(10,049)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment charges and inventory write-down	58,901	3,009
Depreciation and amortization	20,109	15,718
Write-off of deferred financing costs	-	1,213
Amortization of deferred financing costs	2,267	1,206
Amortization of restricted stock compensation and restricted stock units	698	1,758
Payment-in-kind interest on Secured Notes	10,114	-
Deferred income tax benefit	(19,602)	(1,547)
Other, net	5,464	705
Changes in operating assets and liabilities, net of effects from acquisition (Note 3):
(Increase) decrease in accounts and other receivables	(22,790)	13,202
Decrease in merchandise inventories	142,151	29,953
Decrease in prepaid expenses and other	238	96
Increase (decrease) in accounts payable and accrued liabilities	(88,913)	18,244
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,307	73,508

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment, fixtures and leasehold improvements	(24,696)	(13,406)
Acquisition of Bailey Banks & Biddle, net of cash acquired	(5,559)	(230,131)
Deferred charges and other assets	(91)	(82)
NET CASH USED IN INVESTING ACTIVITIES	(30,346)	(243,619)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facility	799,831	914,911
Principal repayments on revolving credit facility	(787,821)	(736,556)
Proceeds from issuance of Second Lien Notes	22,833	-
Capitalized financing costs	(4,842)	(7,355)
Bank overdraft	(2,894)	2,318
Purchase of treasury stock	(12)	(264)
NET CASH PROVIDED BY FINANCING ACTIVITIES	27,095	173,054
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,944)	2,943
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,358	2,415
CASH AND CASH EQUIVALENTS, END OF YEAR	$3,414	$5,358

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$26,280	$28,856
Income taxes paid (refund)	$(4,988)	$3,318

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Award of vested participant restricted stock units	$57	$864
Accrual for purchases of fixed assets	$-	$1,347
Exchange of Senior Notes for Third Lien Notes	$159,418	$-
Adjustment of purchase price allocation	$811	$-

The accompanying notes are an integral part of these consolidated financial statements.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – MANAGEMENT’S STRATEGIC PLAN AND LIQUIDITY ISSUES

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

As a result of the decline in our department store based business over the past several years coupled with the challenging economic conditions under which we are currently operating, we announced in February 2009, our plan to exit the licensed department store based business and close approximately half of our specialty jewelry stores in 2009.  The implementation of our strategic plan will result in a significant reduction in our sales. The plan includes the liquidation of inventory and the termination of license agreements or leases in the affected department store based fine jewelry departments and specialty jewelry stores. In addition, we intend to liquidate excess inventory in our go-forward specialty jewelry stores as a means of generating cash and reducing such excess inventory.

We view the execution of this strategic plan as crucial to strengthening the financial condition of our go forward specialty jewelry store business. We intend to reduce our cost structure to levels appropriate to support the specialty jewelry store business, which will include significantly reducing headcount in our administrative and distribution center functions as well as eliminating sales associate positions in the affected department stores and specialty store locations. These current conditions have negatively impacted our liquidity position and operating performance. We expect to complete the strategic plan by the end of 2009. There can be no assurances that the implementation of our strategic plan will be successful or that the net sales proceeds from the liquidation of inventory in the closing locations will be sufficient to repay the outstanding balance under Finlay Jewelry’s Revolving Credit Facility.

In conjunction with the adoption of this strategic plan, Finlay Jewelry amended its revolving credit agreement (the “Revolving Credit Agreement”) in February 2009, as adjusted in March 2009, to reduce the senior secured revolving line of credit from $550.0 million to $266.6 million (the “Revolving Credit Facility”) and to increase the interest rates thereunder.  The amendment also requires us to comply with various milestones in connection with the strategic plan, to provide additional financial reporting to the lenders and to maintain compliance with a variance covenant from the approved restructuring budget.   Additionally, the Revolving Credit Agreement now matures in February 2010 instead of the previous maturity date of November 2012. The net sales proceeds from the liquidation of inventory will be used to repay our outstanding balance under Finlay Jewelry’s Revolving Credit Facility in 2009.

Effective with the February 2009 amendment to the Revolving Credit Agreement, we now are required to achieve certain weekly targeted percentages of our sales and cash receipts and maintain cash disbursements below certain targeted percentages as set forth in our operating plan, and we are currently in default of this covenant.  Although the lenders reserve all rights and remedies under the Revolving Credit Agreement and can accelerate repayment of the outstanding balance, at any time, they have not exercised such rights at this time.  As a result of cross-default provisions, such acceleration would enable the holders of our long-term debt to declare a default and demand repayment as well. Refer to Note 19 for a discussion of our failure to comply in 2009 with certain covenants under the Revolving Credit Agreement.

There can be no assurances that we will be able to obtain alternate financing on terms acceptable to us. In the event that we are unable to secure adequate borrowing under the Revolving Credit Agreement or an alternate financing source, our cash flows from operations may be inadequate to meet our obligations, which may prevent us from operating.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – MANAGEMENT’S STRATEGIC PLAN AND LIQUIDITY ISSUES (continued)

Our ability to continue as a going concern is dependent on the successful implementation of our strategic plan, the repayment of the amounts due under the Revolving Credit Facility and our ability to secure a new line of credit on or before the maturity date of the Revolving Credit Agreement. In addition, we experienced a significant operating loss in 2008 and are expected to have an operating loss in 2009. As discussed above, we are in default of certain covenants under the Revolving Credit Agreement. These uncertainties raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect possible future effects on the recoverability and classification of assets or the amounts and the classifications of liabilities that may result should we be unable to continue as a going concern.

Effective March 22, 2009, we completed the sale of certain assets to Bloomingdale’s. The assets included inventory and fixed assets for the 34 departments that we operated in Bloomingdale’s for a purchase price of approximately $33.4 million.  The proceeds from this transaction were used to pay down a portion of the outstanding balance under Finlay Jewelry’s Revolving Credit Facility.

As a result of the items discussed above, we recorded a pre-tax charge of $58.9 million in 2008 for the impairment of fixed assets and intangible assets and the write-down of inventory, including the estimated loss on the sale of inventory to Bloomingdale’s (See Note 7).

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

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

Fiscal Year:  Our fiscal year ends on the Saturday closest to January 31. References to 2009, 2008 and 2007 relate to the fiscal year ending on January 30, 2010 and the fiscal years ended on January 31, 2009 and February 2, 2008, respectively.

Cash and Cash Equivalents:  We consider cash on hand and deposits in money market funds as cash and cash equivalents. The majority of payments due from third-parties for credit card and debit card transactions process within 24-48 hours, and, as such, are classified as cash and cash equivalents. Amounts due from third parties for these transactions totaled $1.5 million and $2.7 million at January 31, 2009 and February 2, 2008, respectively.

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

Stock Based Compensation: We record compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS No. 123R, “Share-Based Payment”.

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

Included in Deferred charges and other assets, net in the accompanying Consolidated Balance Sheets at February 2, 2008, are capitalized software costs of   $20.6 million and accumulated amortization of $19.7 million. These assets were fully amortized at January 31, 2009.

Net Income (Loss) per share: Net income (loss) per share has been computed in accordance with SFAS No. 128, “Earnings per Share”.  Basic and diluted net income (loss) per share were calculated using the weighted average number of shares outstanding during each period, with options to purchase common stock, par value $0.01 per share (“Common Stock”), restricted stock and restricted stock units, included in diluted net income (loss) per share, using the treasury stock method, to the extent that such options, restricted  stock  and  restricted  stock  units were dilutive. As we had a loss from continuing operations for 2008 and 2007, the stock options, restricted stock and restricted stock units are not considered in the calculation of diluted net loss per share due to their antidilutive effect. As a result, the weighted average number of shares outstanding used for basic and diluted net loss per share calculations were the same. Total stock options, restricted stock and restricted stock units outstanding were 1,198,602 and 1,441,618,  at January 31, 2009 and February 2, 2008,  respectively, with option prices ranging from $2.71 to $24.31 per share.

Deferred Financing Costs: Deferred financing costs are amortized over the term of the related debt agreements using the straight line method, which approximates the effective interest method. Net deferred financing costs totaled $18.6 million at January 31, 2009 and $9.4 million at February 2, 2008, net of accumulated amortization of $6.6 million and $2.6 million, respectively. The deferred financing costs are reflected  as  a  component  of  Deferred  charges  and  other assets,  net in the accompanying Consolidated Balance Sheets. Amortization of deferred financing costs for 2008 and 2007 totaled $2.3 million and $1.2 million, respectively, and have been recorded as a component of Interest expense, net in the accompanying Consolidated Statements of Operations. In 2007, we recorded a $1.2 million write-off of deferred financing costs, which is included in Interest expense, net.

Income Taxes: In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes,” income taxes must be accounted for by the asset/liability method. The income tax effects of all revenues, expenses, gains, losses and other events that create differences between the tax basis of assets and liabilities and their amounts for financial reporting are required to be recognized.  Inherent in the measurement of these tax effects are certain judgments and interpretations of existing tax law and other published guidance as applied to our operations. Our effective tax rate considers management’s judgment of expected tax liabilities in the various taxing jurisdictions within which it is subject to tax.  A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets  unless it is more likely than not that such assets will be realized. At any given time, multiple tax years are open to audit by various taxing authorities. The recorded amounts of income tax are subject to adjustment upon audit, changes in interpretation and changes in judgment utilized in determining estimates.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition: We recognize revenue upon the sale of merchandise, either owned or consigned, to our customers, net of anticipated returns and net of sales taxes collected. The provision for sales returns is based on our historical return rate. Our stand-alone jewelry stores offer their customers a layaway plan that allows them to set merchandise aside and pay for it over a period of time with no finance charges. Receipts of layaway deposits are recorded as a liability on the accompanying Consolidated Balance Sheets and are included in other current liabilities, which totaled approximately $1.5 million and $1.6 million at January 31, 2009 and February 2, 2008, respectively. Layaway deposits are not recognized as sales until fully paid for by the customer and the customer claims the merchandise.

Cost of Sales: Cost of sales includes the cost of merchandise sold, repair expense, shipping, shrinkage and inventory losses. Store payroll, buying and occupancy costs such as license fees and lease expense are reflected in Selling, general and administrative expenses (“SG&A”) in the accompanying Consolidated Statements of Operations.

Advertising Costs: All costs associated with advertising are expensed in the month that the advertising takes place. For 2008 and 2007, gross advertising expenses were $30.2 million and $32.6 million, respectively, and are included in SG&A in the accompanying Consolidated Statements of Operations.

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

As of January 31, 2009 and February 2, 2008, deferred vendor allowances totaled (i) $5.4 million and $7.1 million, respectively, for owned merchandise, which allowances are included as an offset to merchandise inventories in the accompanying Consolidated Balance Sheets, and (ii) $0.2 million and $4.4 million, respectively, for merchandise received on consignment, which allowances are included as Deferred income in the accompanying Consolidated Balance Sheets.

Store Opening Costs: The costs of opening new locations are expensed as incurred.

Fair Value of Financial Instruments: The carrying amounts of cash, accounts receivable, short-term borrowings, accounts payable and accrued liabilities reflected in the accompanying Consolidated Financial Statements approximate fair value due to the short-term maturity of these instruments. The fair value of our long-term debt is disclosed in Note 8.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting for the Impairment of Long-Lived Assets: SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, addresses financial accounting and reporting for the impairment  or  disposal  of long-lived assets. This Statement extends the reporting requirements to include reporting separately as discontinued operations, components of an entity that have either been disposed of or classified as held-for-sale. Refer to Note 7 for asset impairment charges recorded in 2008 and Note 14 for additional information regarding discontinued operations.

Discontinued Operations:  We account for closing stores as discontinued operations when the operations and cash flows of a store being disposed of are eliminated from ongoing operations and we do not have any significant continuing involvement in its operations. In reaching the determination as to whether the cash flows of a store will be eliminated from ongoing operations, we consider whether it is likely that customers will migrate to similar stores in the same geographic market and our consideration includes an evaluation of the proximity to the disposed store.

Accounting for Costs Associated with Exit or Disposal Activities: We record liabilities for costs associated with exit or disposal activities when the liabilities are incurred.

Goodwill: As goodwill has an indefinite life, we are required to perform an assessment of goodwill impairment each year or as impairment indicators arise in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. As a result of the L. Congress, Inc. (“Congress”) acquisition in 2006, goodwill of $3.0 million was recorded. During the fourth quarter of 2007, an impairment of goodwill was recorded and the Congress goodwill was eliminated. Refer to Note 7.

Intangible Assets: As a result of our recent acquisitions, tradenames and other intangible assets were recorded and are included in Deferred charges and other assets, net in the accompanying Consolidated Balance Sheets. Indefinite lived intangible assets, consisting of tradenames, are tested for impairment each year or as impairment indicators arise in accordance with SFAS No. 142. An impairment charge of $6.8 million was recorded in 2008 to reflect intangible assets at their fair value based on our strategic plan to restructure our business operations.

The other intangible assets are amortized on a straight-line basis over their useful lives and the weighted average amortization period is 6.0 years. Accumulated amortization amounted to $0.5 million and $0.3 million at January 31, 2009 and February 2, 2008, respectively. The amortization over the next five years is approximately $0.2 million per year. Following is a summary of our intangible assets (dollars in thousands):

	Trade- names	Other	Total
Balance at February 3, 2007	$2,280	$737	$3,017
Intangible assets acquired	11,041	1,107	12,148
Amortization	-	(188)	(188)
Balance at February 2, 2008	13,321	1,656	14,977
Adjustment of purchase price allocation	(311)	(31)	(342)
Impairment	(6,341)	(471)	(6,812)
Amortization	-	(277)	(277)
Balance at January 31, 2009	$6,669	$877	$7,546

Seasonality: A significant portion of our revenues are generated in the fourth quarter due to the seasonality of the retail industry. As such, results for interim periods are not indicative of annual results. Refer to Note 18 for unaudited quarterly financial data.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Standards Adopted in 2008: On February 3, 2008, we adopted certain provisions of SFAS No. 157, “Fair  Value  Measurements”,  which  establishes  a  single  authoritative  definition of fair value, sets a framework for measuring fair value and expands on required disclosures about fair value measurement. The provisions of SFAS No. 157 adopted relate to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis and did not have any effect on our consolidated financial statements. The provisions of SFAS No. 157 related to other nonfinancial assets and liabilities were effective for us on February 1, 2009, and will be applied prospectively.  We are currently evaluating the impact that these additional SFAS No. 157 provisions will have on our consolidated financial statements.

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

NOTE 3 – BAILEY BANKS & BIDDLE ACQUISITION

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

The Bailey Banks & Biddle acquisition has been accounted for as a purchase, and accordingly, the operating results of Bailey Banks & Biddle have been included in our consolidated financial statements since the date of acquisition.  The following table summarizes the fair values of the assets and liabilities at the date of acquisition (dollars in thousands):

Cash	$42
Merchandise inventories	210,962
Prepaid expenses and other current assets	2,976
Property and equipment	16,248
Tradenames and other intangible assets	11,807
Liabilities assumed	(6,303)
Net assets acquired	$235,732

In 2008, a severance cost accrual included in liabilities assumed was reduced by $0.8 million resulting in a corresponding reduction of $0.5 million in property and equipment and $0.3 million in tradenames and other intangible assets from amounts previously allocated.

The following consolidated unaudited pro forma information presents our sales and net loss as if the Bailey Banks & Biddle acquisition had taken place at the beginning of the period presented:

Fiscal Year Ended
February 2, 2008
(in thousands)
Sales	$1,008,131
Loss from continuing operations	(18,408)
Net loss	(18,172)
Basic and Diluted net loss per share	(2.02)

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – BAILEY BANKS & BIDDLE ACQUISITION (continued)

Pro forma adjustments have been made to reflect depreciation and amortization using the asset values recognized after applying purchase accounting adjustments and interest expense on borrowings used to finance the acquisition. This pro forma information is presented for informational purposes only and is not necessarily indicative of actual results had the acquisition been effected at the beginning of the period presented. It also is not necessarily indicative of future results, and does not reflect potential synergies, integration costs or other such costs or savings.

NOTE 4 – CONSOLIDATION OF HOST STORE GROUPS

In February 2008, Macy’s announced its integration plans including a divisional realignment. As a result of Macy’s corporate restructuring initiatives, 93 departments were closed at the end of 2008. Total sales generated from these departments in 2008 and 2007 were $108.5 million and $120.0 million, respectively. As of January 31, 2009, we operated a total of 250 departments in two of Macy’s eight divisions. Additionally, 33 Parisian departments closed in July 2007. In 2007, we generated sales of approximately $9.8 million from those departments. These departments are included in discontinued operations in the accompanying Consolidated Statements of Operations.

Following is a summary of the activity in the accrual established for severance charges for both our field operations and corporate office that have been recorded within our department store based fine jewelry departments segment (in thousands):

Severance and Termination Benefits
Balance at February 3, 2007	$585
Payments	(398)
Reversal of accrual	(70)
Balance at February 2, 2008	117
Charges	1,776
Payments	(612)
Balance at January 31, 2009	$1,281

NOTE 5 – MERCHANDISE INVENTORIES

Merchandise inventories consisted of the following:

	January 31, 2009	February 2, 2008
	(in thousands)
Jewelry goods – rings, watches and other fine jewelry (first-in, first-out (“FIFO”) basis) (a)	$491,616	$649,960
Less: Excess of FIFO cost over LIFO inventory value	48,878	38,472
	$442,738	$611,488

(a)	Merchandise inventories include $277.5 million and $281.6 million, respectively, at January 31, 2009 and February 2, 2008 related to our stand-alone jewelry stores.

We determine our LIFO inventory value by utilizing internally developed indices. During 2008 and 2007, we recorded LIFO charges totaling $10.4 million and $10.0 million, respectively.

As of January 31, 2009 and February 2, 2008, merchandise received on consignment approximating a fair value of $126.4 million and $217.9 million, respectively, was not included in Merchandise inventories or Accounts payable-trade in the accompanying Consolidated Balance Sheets.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – FIXED ASSETS

Fixed assets consists of the following:
	January 31, 2009	February 2, 2008
	(in thousands)
Land and building	$9,420	$10,042
Fixtures	26,122	72,296
Displays	2,757	6,613
Computers and equipment	5,505	16,629
Leasehold improvements	7,061	6,461
Automobiles	17	38
	50,882	112,079
Less: accumulated depreciation and amortization	8,212	41,887
Net fixed assets	$42,670	$70,192

Depreciation and amortization expense was $16.4 million and $11.2 million for 2008 and 2007, respectively.

NOTE 7 – IMPAIRMENT CHARGES IN 2008 AND 2007

As of result of our recent announcement to restructure our business by exiting the licensed department store based business and close approximately half of our specialty store locations, we evaluated our long-lived assets for potential impairment as of January 31, 2009.  The evaluation considered information available at January 31, 2009, and resulted in the determination that the carrying value of the fixed assets of our licensed department stores and certain unprofitable specialty store locations would likely not be recovered through estimated future cash flows, considering assumptions regarding the expected remaining useful lives of those assets.  As a result, we recorded an asset impairment charge of $28.2 million to reduce the carrying value of store fixed assets to their estimated fair value due to the shorter period over which they will be in operation. Additionally, an impairment charge of $6.4 million was recorded to reflect intangible and other assets, primarily tradenames, at fair value. Further, we recorded a write-down to inventory for $24.3 million, of which $21.0 million was associated with the estimated loss on the sale of inventory to Bloomingdale’s in March 2009.

As a result of the Congress acquisition in November 2006, goodwill of $3.0 million was recorded. Based upon our annual assessment of goodwill, which included an analysis of the fair value of the division based on a discounted cash flow model of projected earnings, we determined that a write-down was required. A charge of $3.0 million was recorded in the fourth quarter of 2007.

NOTE 8 – SHORT AND LONG TERM DEBT

In November 2007, Finlay Jewelry replaced its existing revolver with a new Revolving Credit Agreement with certain banks to provide financing in the form of a senior secured revolving line of credit up to $550.0 million.  Throughout 2008, the Revolving Credit Agreement, as amended in November 2008, provided a five-year $512.5 million (“Tranche A”) and $37.5 million (“Tranche B”) revolving credit facility (“Revolving Credit Facility”). Refer to Note 19 for a discussion of the 2009 amendment to the Revolving Credit Agreement, including the reduction of our commitment, the increase in our interest rates and the imposition of additional financial covenants as well as a discussion of our defaults of such covenants.

As of January 31, 2009, at Finlay Jewelry’s option, Tranche A bore interest in accordance with a graduated pricing matrix based on the average excess availability under the facility for the previous quarter.  Tranche B bore interest at a floating rate equal to a margin of 3.50% over the Index Rate or 5.25% over LIBOR (London Interbank Offer Rate).  The Index Rate is equal to the higher of (i) the federal funds rate plus 125 basis points and (ii) the publicly quoted rate as published by the Wall Street Journal as the “prime rate”.  The Revolving Credit Agreement has a $75.0 million letter of credit sub-limit, which reduces availability when utilized.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SHORT AND LONG TERM DEBT (continued)

As of January 31, 2009, the Revolving Credit Agreement was limited by a borrowing base computed primarily on the balance of Finlay Jewelry’s inventory and accounts receivable and is secured by a first priority perfected security interest in all of Finlay Jewelry’s (and any subsidiary’s) present and future tangible and intangible assets. The Revolving Credit Agreement contained customary covenants, including limitations on or relating to liens, indebtedness, investments, mergers, acquisitions, affiliate transactions, management compensation and the payment of dividends and other restricted payments. Additionally, the Revolving Credit Agreement included a requirement to maintain an unused balance of not less than $30.0 million at all times. As of January 31, 2009, we were in compliance with this requirement.

At January 31, 2009 and February 2, 2008, $236.2 million and $224.2 million was outstanding under the Revolving Credit Facility, at which point the available borrowings were $42.7 million and $174.2 million, respectively, ($12.7 million and $144.2 million, respectively, of excess availability after taking into consideration the $30.0 million minimum unused balance requirement discussed above). The average amounts outstanding for the same periods were $310.1 million and $146.7 million, respectively. The weighted average interest rates were 5.0% and 7.5% for 2008 and 2007, respectively. Our lowest level of excess availability during 2008 was $38.1 million at which point outstanding borrowings under the Revolving Credit Facility were $285.6 million ($8.1 million of excess availability after taking into consideration the $30.0 million minimum unused balance requirement discussed above).

At January 31, 2009 and February 2, 2008, we had letters of credit outstanding totaling $8.5 million and $6.2 million, respectively, which guarantee various trade activities. The contract amounts of the letters of credit approximate their fair value.

Long-term debt consisted of the following:
	January 31, 2009	February 2, 2008
	(in thousands)
Senior Notes (a)	$40,582	$200,000
Second Lien Notes (b)	23,334	-
Third Lien Notes (b)	169,031	-
Total	$232,947	$200,000

(a)	The fair value of the Senior Notes, determined based on market quotes, was approximately $1.6 million at January 31, 2009 and $103.8 million at February 2, 2008.
(b)	It was not practicable to estimate the fair value of the Secured Notes as there is no readily available market value and current rates for similar debt could not be determined.

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

In November and December 2008, Finlay Jewelry executed several agreements (the “Exchange and Purchase Agreements”) to exchange its Senior Notes held by certain noteholders (the “Participating Noteholders”) for new 8.375%/8.945% Senior Secured Third Lien Notes due June 1, 2012 (the “Third Lien Notes”).  In addition, the Participating Noteholders purchased new 11.375%/12.125% Senior Secured Second Lien Notes due June 1, 2012 (the “Second Lien Notes,” together with the Third Lien Notes, the “Secured Notes”).

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

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SHORT AND LONG TERM DEBT (continued)

Interest on the Secured Notes is payable semi-annually in arrears on June 1 and December 1 of each year. Interest on the Second Lien Notes began to accrue as of the issuance date and is payable beginning on June 1, 2009 in pay-in-kind interest or PIK Interest at 12.125% per annum from the issuance date until December 1, 2010, and thereafter in cash at 11.375% per annum. Interest on the Third Lien Notes began to accrue PIK Interest at 8.945% per annum as of June 1, 2008, which was paid in PIK Interest on December 1, 2008, and will be payable in PIK Interest at 8.945% per annum from December 2, 2008 until December 1, 2010, and thereafter in cash at 8.375% per annum. The PIK Interest on the Secured Notes is payable upon maturity of the Secured Notes. Interest on the Senior Notes continues to be payable in cash semi-annually on June 1 and December 1 of each year.

As a result of the above transactions, as of January 31, 2009, there were approximately $192.4 million of Secured Notes outstanding and $40.6 million of Senior Notes outstanding. The refinancing of the Senior Notes enables Finlay Jewelry to eliminate a significant portion of the cash interest payment of $16.8 million that would have been payable annually on the Senior Notes as the Secured Notes include PIK Interest until December 1, 2010.

The Senior Notes are unsecured senior obligations and rank equally in right of payment with all of the existing and future unsubordinated indebtedness of Finlay Jewelry and senior to any future indebtedness of Finlay Jewelry that is expressly subordinated to the Senior Notes. The Senior Notes are effectively subordinated to Finlay Jewelry’s secured indebtedness, including obligations under its Revolving Credit Agreement, to the extent of the value of the assets securing such indebtedness, and effectively subordinated to the indebtedness and other liabilities (including trade payables) of its subsidiaries. Finlay Jewelry may redeem the Senior Notes, in whole or in part, at specified redemption prices, plus accrued and unpaid interest, if any, to the date of the redemption. Upon certain change of control events, each holder of the Senior Notes may require Finlay Jewelry to purchase all or a portion of such holder's Senior Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued interest to the purchase date.

The Secured Notes are guaranteed on a senior basis by substantially all of Finlay Jewelry’s wholly- owned subsidiaries and the Company. The Second Lien Notes are secured by perfected second priority liens and the Third Lien Notes are secured by perfected third priority liens in the assets of all of Finlay Jewelry’s wholly-owned subsidiaries and the Company.

The indenture governing the Senior Notes and Secured Notes contains restrictions relating to, among other things, the payment of dividends, redemptions or repurchases of capital stock, the incurrence of additional indebtedness, the making of certain investments, the creation of certain liens, the sale of certain assets, entering into transactions with affiliates, engaging in mergers and consolidations and the transfer of all or substantially all assets. Finlay Jewelry was in compliance with all of its covenants as of and for the year ended January 31, 2009.

In connection with our strategic plan, a majority of the holders of the Third Lien Notes entered into agreements with us and a majority of our trade vendors for $24.9 million of trade accounts payable to be secured in accordance with the terms of the Third Lien Notes. In addition, these trade vendors agreed to a deferred payment schedule through August 2009 of the outstanding amounts.

Interest expense, net for 2008 and 2007 was $37.5 million and $29.5 million, respectively.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – INCOME TAXES

Deferred income taxes at year end reflect the impact of temporary differences between amounts of assets and liabilities for financial and tax reporting purposes.

Deferred tax assets and liabilities at year end are as follows:
	January 31, 2009	February 2, 2008
	(in thousands)
Deferred Tax Assets
Uniform inventory capitalization	$4,327	$4,120
Expenses not currently deductible	5,038	4,615
Valuation allowance	(4,935)	-
Total current	4,430	8,735
Net operating losses - non-current	17,509	3,319
Tax deductible goodwill	5,136	3,164
Depreciation and amortization	1,096	-
Valuation allowance	(12,509)	(113)
Total non-current	11,232	6,370
Total deferred tax assets	15,662	15,105
Deferred Tax Liabilities
LIFO inventory valuation	15,662	24,744
Total current	15,662	24,744
Depreciation and amortization	-	9,963
Total non-current	-	9,963
Total deferred tax liabilities	15,662	34,707
Net deferred income tax liabilities	$-	$19,602
Net current deferred income tax liabilities	$11,232	$16,009
Net non-current deferred income tax (assets) liabilities (a)	(11,232)	3,593
Net deferred income tax liabilities	$-	$19,602

(a)	The $11,232,000 non-current deferred tax asset for 2008 is included in Deferred charges and other assets, net on the accompanying consolidated balance sheet.

The components of benefit for income taxes are as follows (in thousands):

	Fiscal Year Ended
	January 31, 2009	February 2, 2008
Current taxes – Federal	$(17,064)	$(5,674)
Current – State and local	(2,513)	(1,689)
Current taxes – Foreign	-	(296)
Deferred taxes – Federal	(15,489)	(1,414)
Deferred taxes – State and local	(4,113)	(133)
Benefit for income taxes	$(39,179)	$(9,206)

A reconciliation of the income tax benefit computed by applying the federal statutory rate to Loss from continuing operations before income taxes to the Benefit for income taxes on the accompanying Consolidated Statements of Operations is as follows (in thousands):

	Fiscal Year Ended
	January 31, 2009	February 2, 2008
Federal statutory provision	$(50,562)	$(8,531)
Reversal of foreign tax accrual	-	(296)
State and local taxes, net of federal effect	(5,203)	(1,113)
Reversal of tax accruals no longer required	(410)	(209)
Valuation allowance	17,329	113
Other	(333)	830
Benefit for income taxes	$(39,179)	$(9,206)

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

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – INCOME TAXES (continued)

We adopted FIN 48 on the first day of 2007. As required by FIN 48, we applied the “more-likely-than-not” recognition threshold to all tax positions, commencing at the adoption date, which resulted in an increase of $1.0 million in the liability for unrecognized tax benefits that was accounted for as a decrease to opening retained earnings. As of the date of adoption, our unrecognized tax benefits totaled $2.6 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized
Tax Benefits
Balance at February 3, 2007	$2,625
Additions based on tax positions related to current year	424
Additions for tax positions of prior years	203
Reductions for tax positions of prior years	(708)
Settlements	(808)
Balance at February 2, 2008	1,736
Additions based on tax positions related to current year	145
Reductions for tax positions of prior years	(410)
Balance at January 31, 2009	$1,471

Included in the balance at January 31, 2009 are $1.3 million of tax positions that if recognized would affect the annual effective tax rate.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense, which is a continuation of our historical accounting policy.  Approximately $0.3 million in potential interest and penalties are included as a component of the $1.7 million at February 2, 2008 and the $1.5 million at January 31, 2009, respectively. We anticipate that approximately $0.3 million of unrecognized state and local tax benefits will be recognized prior to February 2, 2010 as a result of the expiration of the statute of limitations.

As a result of the acquisition of Carlyle & Co. Jewelers (“Carlyle”), we acquired net operating loss carryforwards that are subject to an annual limitation of $1.3 million. At October 31, 2008, the end of our tax year, we had available net operating loss carryforwards for federal income tax reporting purposes of approximately $23.0 million of which approximately $5.7 million is subject to the limitation. The carryfowards expire from 2021 through 2028.

A valuation allowance against deferred tax assets is required when it is more likely than not that a tax benefit will not be realized. Due to continued losses, a valuation allowance in the amount of $17.4 million and $0.1 million was required at January 31, 2009 and February 2, 2008, respectively.

For income tax reporting purposes, we have an October 31 year end. We file a consolidated federal income tax return with Finlay Jewelry and its wholly-owned subsidiaries and numerous consolidated and separate income tax returns with Finlay Jewelry and its wholly-owned subsidiaries in many state and local jurisdictions. During 2007, the Internal Revenue Service concluded the examination of our consolidated federal income tax return for the tax years 2005 and 2006. The results had no material impact on our Consolidated Statements of Operations. The tax years 2007 and 2008 are currently under examination by the Internal Revenue Service. The tax years 2003 through 2008 remain open to examination by the various major state and local taxing jurisdictions to which we are subject.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – STOCKHOLDERS’ EQUITY

The Company’s stock repurchase program expired in 2005 and has not been renewed. The Company repurchased a total of 2,207,904 shares for $27.4 million under the stock repurchase program from inception through 2005. During 2008 and 2007, the Company repurchased a total of 32,791 shares and 75,231 shares, respectively, for approximately $12,600 and $264,000, respectively, pursuant to our long-term incentive plans, to satisfy tax withholding obligations related to the issuance of the Company’s Common Stock to certain executives.

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

As of January 31, 2009, an aggregate of 649,874 shares of our Common Stock has been reserved for issuance pursuant to the 2007 Plan.  As of January 31, 2009, no shares have been issued in connection with exercises of options granted under the 2007 Plan, 250,000 shares are reserved for issuance upon the exercise of outstanding options at an exercise price of $2.71 per share and 207,630 shares have been issued or are subject to purchases and awards of restricted stock and restricted stock units. As of January 31, 2009, 192,244 shares of Common Stock are available for future grants under the 2007 Plan.

The 1993 Plan permitted us to grant to our key employees, directors, consultants and certain other persons the following:  (i) stock options; (ii) stock appreciation rights in tandem with stock options; (iii) limited stock appreciation rights in tandem with stock options; (iv) restricted or nonrestricted stock awards; (v) performance units based upon attainment of performance goals during a period of not less than two nor more than five years and which may be settled in cash or in Common Stock; or (vi) any combination of the foregoing. Under the 1993 Plan, we could grant stock options which were either incentive stock options within the meaning of Section 422 of the Code, or   non-incentive   stock options.  As of January 31, 2009, 511,111 shares of our Common Stock have been issued in connection with exercises of options granted under the 1993 Plan, 13,000 shares are reserved for issuance upon the exercise of outstanding options and 145,699 shares have been issued or are subject to purchases and awards of restricted stock and restricted stock units. The exercise prices of such stock options range from $7.23 per share to $16.50 per share. No future awards may be granted under the 1993 Plan, which was merged into the 2007 Plan.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – STOCK-BASED COMPENSATION (continued)

  The 1997 Plan was similar to the 1993 Plan and permitted us to grant the same types of awards as permitted under the 1993 Plan. As of January 31, 2009, 294,494 shares of our Common Stock have been issued in connection with exercises of options granted under the 1997 Plan, 395,300 shares are reserved for issuance upon the exercise of outstanding options and 820,928 shares have been issued or are subject to purchases and awards of restricted stock and restricted stock units. The exercise prices of such stock options range from $2.71 per share to $24.31 per share. No future awards may be granted under the 1997 Plan, which was merged into the 2007 Plan.

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

     We use the Black-Scholes option pricing model to determine the fair value of stock option awards under SFAS No. 123R. The weighted average estimated fair value of stock options granted in the year ended February 2, 2008 was $1.43. There were no stock options granted by the Company during the year ended January 31, 2009.

       Principal assumptions used in applying the Black-Scholes model in 2007 were:

2007
Risk-free interest rate	3.54%
Expected life, in years	6
Expected volatility	51.68%
Expected dividend yield	0%

       The weighted average expected option life reflects the application of the simplified method set out in SAB No. 107, which defines the expected life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. This method was applied instead of analyzing historical information to estimate an option’s expected life because the Company believes that our historical exercise behavior is not reflective of an option’s expected life and would not be representative of future exercise behavior. Expected stock price volatility was estimated based on the Company’s historical volatility. The risk-free interest rates are based on U.S. Treasury yields at the time of grant.

  The below table summarizes the changes in stock options outstanding during 2008, as follows:

	Number Outstanding	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contractual Life	Aggregate Intrinsic Value (000’s)(1)
Balance at February 2, 2008	863,200	$8.07	4.94	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	(204,900)	8.73	-	-
Outstanding at January 31, 2009	658,300	$7.46	4.70	$-
Exercisable at January 31, 2009	496,633	$9.13	3.30	$-

(1)
The aggregate intrinsic values in the table above are based on the closing price of our Common Stock as of the last business day of the periods ended January 31, 2009 and February 2, 2008, which were $0.03 and  $1.85, respectively.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – STOCK-BASED COMPENSATION (continued)

       As of January 31, 2009 and February 2, 2008, there was $0.3 million and $0.4 million of total unrecognized compensation expense related to nonvested stock options granted; such cost is expected to be recognized over a weighted average period of 1.8 years. There were no options exercised during 2008 or 2007, as all options were out-of-the-money. Except for the option awards granted in 2007, all outstanding stock options are fully vested and therefore are currently exercisable.

Restricted Stock

       Commencing in February 2005 and continuing through January 2009, an executive officer of the Company was entitled to receive stock incentive compensation based on the attainment of annual financial objectives established by senior management and approved by the Board of Directors. Pursuant to the executive’s employment contract, the maximum amount of stock incentive compensation payable in any fiscal year was equal to the number of restricted shares of Common Stock having an aggregate value nearest to $400,000 with the actual amount to be based on whether specified financial results were met for each fiscal year. In 2008 and 2007, there was no compensation expense related to this executive’s stock incentive compensation.

       Additionally, for each fiscal year during the employment term, the same executive officer was eligible to receive restricted shares of Common Stock having an aggregate value nearest to $500,000, subject to the terms of the employment agreement.

     In 2007, 55,261 shares of restricted stock were awarded to the executive officer referred to above and certain other executives and key employees with a weighted average fair value of $9.32 per share. There were no shares of restricted stock awarded in 2008. During 2008 and 2007, total amortization of restricted stock compensation was approximately $61,000 and $1.1 million, respectively. The total fair value of shares vested during 2008 and 2007 was approximately $20,000 and $0.5 million, respectively. As of January 31, 2009, there was $1,000 of total unrecognized compensation expense related to nonvested restricted stock awards, which will be recognized over the first three months of 2009.

     The below table summarizes the changes in restricted stock outstanding during 2008, as follows:

	Restricted Stock	Wtd. Avg. Grant Date Fair Value Per Award
Nonvested balance at February 2, 2008	48,367	$11.78
Granted	-	-
Vested	(47,321)	11.85
Nonvested balance at January 31, 2009	1,046	$8.70

Restricted Stock Units

       For 2008 and 2007, 168,284 and 296,059 restricted stock units (“RSUs”), respectively, were awarded with a weighted average fair value of $0.80 and $5.80 per unit, respectively. Refer to Note 12 for additional information regarding RSUs. During 2008 and 2007, total amortization of RSUs was $0.6 million and $0.7 million, respectively. As of January 31, 2009, there was $0.3 million of total unrecognized compensation cost related to nonvested RSUs, which is expected to be recognized over a weighted average period of 1.1 years. There was no intrinsic value associated with the RSUs converted into Common Stock in 2008 or 2007.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – STOCK-BASED COMPENSATION (continued)

       The below table summarizes the changes in RSUs outstanding during 2008, including nonvested RSUs, as follows:

	RSUs	Wtd. Avg. Grant Date Fair Value Per Award
Balance at February 2, 2008	530,051	$8.29
Granted	168,284	0.80
Shares issued	(131,889)	8.25
Cancelled	(27,190)	4.91
Balance at January 31, 2009	539,256	$5.76

       The below table summarizes the changes in nonvested RSU awards during 2008, as follows:

	RSUs	Wtd. Avg. Grant Date Fair Value Per Award
Nonvested balance at February 2, 2008	236,665	$7.80
Granted	84,142	0.80
Vested	(70,864)	9.63
Cancelled	(27,190)	4.91
Nonvested balance at January 31, 2009	222,753	$5.11

NOTE 12 – EXECUTIVE AND DIRECTOR DEFERRED COMPENSATION AND STOCK PURCHASE  PLANS

      In April 2003, the Board of Directors adopted the Executive Deferred Compensation and Stock Purchase Plan and the Director Deferred Compensation and Stock Purchase Plan, which were approved by our stockholders on June 19, 2003 (the “RSU Plans”). Under the RSU Plans, key executives and non-employee directors, as directed by our Compensation Committee, are eligible to acquire RSUs. An RSU is a unit of measurement equivalent to one share of Common Stock, but with none of the attendant rights of a stockholder of a share of Common Stock. Two types of RSUs are awarded under the RSU Plans: (i) participant RSUs, where a plan participant may elect to defer, in the case of an executive employee, a portion of his or her actual or target bonus, and in the case of a non-employee director, his or her retainer fees and Committee chairmanship fees, and receive RSUs in lieu thereof and  (ii) matching RSUs, where we credit a participant’s plan account with one matching RSU for each participant RSU that a participant elects to purchase. While participant RSUs are fully vested at all times, matching RSUs are subject to vesting and forfeiture as set forth in the RSU Plans. At the time of distribution under the RSU Plans, RSUs are converted into actual shares of Common Stock. As of January 31, 2009, 539,256 RSUs were outstanding under the RSU Plans.

      The shares of Common Stock issued upon distribution of RSUs under the RSU Plans are provided by the 2007 Plan.  As a result of the unavailability of shares of Common Stock under the 2007 Plan, effective as of May 22, 2008, the RSU Plans were amended to provide that no new deferral agreements may be entered into after May 22, 2008 and that any executive deferral agreements regarding the 2008 bonus payable on April 25, 2009 would be effectively cancelled and such bonus amounts would be paid to the participants in cash on April 25, 2009, and that cash, rather than RSUs, would be paid for eligible directors’ fees deferred with respect to the third and fourth quarters of 2008.  In addition, no additional matching awards will be made under the RSU Plans after May 22, 2008.

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

        The following table provides segment level financial information for the years ended January 31, 2009 and February 2, 2008 (dollars in thousands):

	Fiscal Year Ended
	January 31, 2009			February 2, 2008
	Department Store Based Fine Jewelry Departments (a)	Specialty Jewelry Stores	Total	Department Store Based Fine Jewelry Departments (a)	Specialty Jewelry Stores (b)	Total
Sales	$444,632	$309,673	$754,305	$493,547	$223,805	$717,352
Depreciation and amortization	11,307	6,204	17,511	11,857	2,599	14,456
Income (loss) from operations (c)	(75,676)	(31,289)	(106,965)	(12,244)	17,391	5,147
Interest expense, net	25,398	12,101	37,499	23,542	5,979	29,521
Provision (benefit) for income taxes	(22,196)	(16,983)	(39,179)	(13,759)	4,553	(9,206)
Total assets	253,423	314,206	567,629	406,156	330,932	737,088
Capital expenditures	8,466	16,230	24,696	10,300	3,106	13,406

(a)	Included in Interest expense, net for 2008 and 2007 is $18.0 million and $16.8 million, respectively, related to the Senior Notes and Secured Notes. Refer to Note 8.
(b)	Information for Bailey Banks & Biddle is included since the date of acquisition in November 2007.
(c)
The loss from operations for 2008 includes $58.9 million of impairment charges and an inventory write-down, of which $39.5 million relates to the department store based fine jewelry business and $19.4 million relates to the specialty jewelry store business. The income from operations for 2007 for the specialty jewelry stores includes a charge of $3.0 million related to the impairment of Congress’ goodwill.

     Additionally, our sales mix by merchandise category was as follows for 2008 and 2007 (dollars in thousands):
	Fiscal Year Ended
	January 31, 2009				February 2, 2008
	Department Store Based Fine Jewelry Departments		Specialty Jewelry Stores		Department Store Based Fine Jewelry Departments		Specialty Jewelry Stores (a)
	Total sales	% of sales	Total sales	% of sales	Total sales	% of sales	Total sales	% of sales
Diamonds	$108,340	24%	$102,067	33%	$119,393	24%	$69,404	31%
Gemstones	74,723	17	23,872	8	86,174	18	20,645	9
Gold	80,159	18	3,406	1	85,855	17	4,416	2
Watches	62,116	14	99,557	32	70,840	14	77,706	35
Designer	59,533	13	45,402	15	64,357	13	35,085	16
Other (b)	59,761	14	35,369	11	66,928	14	16,549	7
Total Sales	$444,632	100%	$309,673	100%	$493,547	100%	$223,805	100%

(a)	Information for Bailey Banks & Biddle is included since the date of acquisition in November 2007.
(b)	Includes special promotional items, remounts, estate jewelry, pearls, beads, cubic zirconia, sterling silver and men’s jewelry, as well as repair services and accommodation sales to our employees.

NOTE 14 – DISCONTINUED OPERATIONS

      As a result of the store closings associated with Macy’s corporate restructuring initiatives, the results of operations of the departments closed during 2008 have been segregated from those of continuing operations and classified as discontinued operations for 2008 and 2007. Additionally, as a result of the 33 Parisian store closings in July 2007, the results of operations for these departments have also been classified as discontinued operations for 2007.

      A summary of the statement of operations information relating to the discontinued operations is as follows (in thousands):

FINLAY ENTRPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – DISCONTINUED OPERATIONS (continued)

	January 31, 2009	February 2, 2008
Sales	$108,528	$128,372
Income (loss) before income taxes (1) (2)	(2,045)	8,601
Discontinued operations, net of tax of $3.3 million in 2007	(2,045)	5,119

(1)	Includes an allocation of $0.8 million and $1.2 million of interest expense related to the Revolving Credit Agreement for 2008 and 2007, respectively.
(2)	The results of operations of the closed departments excludes allocations of general and administrative expenses and interest expense related to the Senior Notes and the Secured Notes.

NOTE 15 – PROFIT SHARING PLAN

We maintain a defined contribution profit-sharing plan to provide retirement benefits for all personnel. At the Company’s option, the plan provides for Company matching contributions of $0.50 for each $1.00 of employee contribution, up to 5% of the employee’s salary, as limited by the Code, which begins to vest upon the completion of two years of employment and accrues at the rate of 20% per year. Additionally, until 2007, the plan provided for optional Company paid contributions of 2% of each employee’s earnings annually, as limited by the Code. Company contributions totaled $1.1 million and $0.8 million, in 2008 and 2007, respectively. The Company has chosen not to make matching contributions for the 2009 plan year.

In addition, Carlyle maintains a separate employee tax savings plan under Section 401(k) of the Code, which provides for matching contributions of 25% of employee contributions, up to 5% of each participating employee’s earnings. Matching contributions for 2008 and 2007 totaled approximately $0.2 million and $0.1 million, respectively. Carlyle may make additional contributions to the plan, however, no additional contributions were made during 2008 and 2007.

NOTE 16 – LICENSE AGREEMENTS WITH DEPARTMENT STORES AND LEASE AGREEMENTS

      Our operating leases consist primarily of office space rentals and the specialty jewelry store locations, which leases expire on various dates through 2023. The department store license agreements provide for the payment of fees based on sales (i.e., contingent fees in the table below). Additionally, certain of the specialty jewelry store leases require payment of contingent rent based on a percentage of store sales in excess of a specified threshold. See Note 7 and Note 19, respectively, with respect to fixed asset impairment charges recorded in 2008 and expected restructuring charges in 2009. We have a number of leases for go forward specialty jewelry stores that we intend to renegotiate with landlords.  License fees and lease expense, included in SG&A, are as follows (in thousands):

	Fiscal Year Ended
	January 31, 2009	February 8, 2008
Minimum fees	$39,941	$15,988
Contingent fees	73,902	82,868
Total	$113,843	$98,856

   Future minimum payments under noncancellable operating leases having initial or remaining noncancellable lease terms in excess of one year are as follows as of January 31, 2009:

(in thousands)
2009	$28,516
2010	21,766
2011	20,076
2012	15,459
2013	14,786
Thereafter	66,528
Total minimum payments required	$167,131

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      The Senior Notes, the Secured Notes and the Revolving Credit Agreement currently restrict the amount of annual distributions from Finlay Jewelry to us.

Our concentration of credit risk consists principally of accounts receivable. In the department store based jewelry departments, substantially all consumer credit risk is borne by the host store rather than by us. During 2008, jewelry departments in store groups owned by Macy’s accounted for approximately 41% of our sales. We believe that the inability of Macy’s to pay its receivables could have a material adverse effect on our financial position or results of operations.

In 2008, approximately 41.9% of sales were generated by merchandise obtained from our ten largest vendors and approximately 6.2% of sales were generated by merchandise obtained from our largest vendor.

We have not provided any third-party financial guarantees as of January 31, 2009.

Refer to Note 8 for a discussion of letters of credit outstanding.

      The purchase agreement relating to Congress provides for additional purchase price consideration to be paid to the former principals of Congress in 2009. The payment is contingent upon the achievement of certain results of operations of the Congress stores for the 36 months following the acquisition as compared to certain financial thresholds stated in the purchase agreement. No additional consideration is expected to be paid based on the operating results to date.

NOTE 18– QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes the quarterly financial data for 2008 and 2007 (dollars in thousands, except per share data). The 2008 and 2007 quarterly financial data has been restated to reflect discontinued operations:

	Fiscal Year Ended January 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Sales	$180,940	$168,109	$142,740	$262,516
Gross margin	80,751	74,436	59,423	79,561
Selling, general and administrative expenses	85,912	82,497	80,293	100,290
Loss from operations (b)	(9,517)	(11,865)	(24,739)	(60,844)
Loss from continuing operations (b)	(11,450)	(12,420)	(19,550)	(61,865)
Discontinued operations	439	138	(1,223)	(1,399)
Net loss	(11,011)	(12,282)	(20,773)	(63,264)

Basic and Diluted net loss per share (c):
Loss from continuing operations	$(1.24)	$(1.33)	$(2.10)	$(6.62)
Discontinued operations	0.05	0.01	(0.13)	(0.15)
Basic and Diluted net loss per share	$(1.19)	$(1.32)	$(2.23)	$(6.77)

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18– QUARTERLY FINANCIAL DATA (UNAUDITED) (continued)

	Fiscal Year Ended February 2, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth (a) Quarter
Sales	$136,458	$123,991	$118,610	$338,293
Gross margin	63,816	56,753	53,215	150,275
Selling, general and administrative expenses	66,908	60,483	59,327	117,738
Income (loss) from operations (b)	(6,377)	(7,165)	(9,461)	28,150
Income (loss) from continuing operations (b)	(8,481)	(9,228)	(7,740)	10,281
Discontinued operations, net of tax	878	860	219	3,162
Net income (loss)	(7,604)	(8,368)	(7,521)	13,444

Basic net income (loss) per share (c):
Income (loss) from continuing operations	$(0.94)	$(1.01)	$(0.84)	$1.12
Discontinued operations	0.10	0.09	0.02	0.35
Basic net income (loss) per share	$(0.84)	$(0.92)	$(0.82)	$1.47

Diluted net income (loss) per share (c):
Income (loss) from continuing operations	$(0.94)	$(1.01)	$(0.84)	$1.10
Discontinued operations	0.10	0.09	0.02	0.33
Diluted net income (loss) per share	$(0.84)	$(0.92)	$(0.82)	$1.43

(a)	The fourth quarter of 2007 reflect the results of operations of Bailey Banks & Biddle since the date of acquisition in November 2007.
(b)
The loss from operations and the loss from continuing operations includes a charge of $58.9 million related to the impairment of fixed assets and intangible assets and the write-down of inventory in the fourth quarter of 2008. The income (loss) from operations and the income (loss) from continuing operations includes a charge of $3.0 million related to the impairment of goodwill in the fourth quarter of 2007.

(c)
Net income (loss) per share for each quarter is computed as if each quarter were a discrete period. As such, the total of the four quarters net income (loss) per share does not necessarily equal the net income (loss) per share for the year.

 NOTE 19 – SUBSEQUENT EVENTS

       As described in Note 1, in February 2009, we announced the adoption of our strategic plan to exit the licensed department store based business and close approximately half of our specialty jewelry stores in 2009. In conjunction with the adoption of this strategic plan, Finlay Jewelry amended its Revolving Credit Agreement in February 2009, as adjusted in March 2009, to reduce the Revolving Credit Facility from $550.0 million to $266.6 million and to increase the interest rates thereunder. The amendment also requires us to comply with various milestones in connection with the strategic plan, to provide additional financial reporting to the lenders and to maintain compliance with a variance covenant from the approved restructuring budget. Additionally, the Revolving Credit Agreement now matures in February 2010. The net sales proceeds from the liquidation of inventory will be used to repay our outstanding balance under Finlay Jewelry’s Revolving Credit Facility in 2009.

      We are in default of the weekly financial covenants as stated in the February 2009 amendment to the Revolving Credit Agreement.  In addition, our management has determined that there is substantial doubt about our ability to continue as a going concern, and as such, the independent auditor’s report accompanying our January 31, 2009 financial statements contains a going concern explanatory paragraph, which also constitutes a default under our Revolving Credit Agreement.

       As a result of these defaults, the lenders under the Revolving Credit Agreement are no longer obligated to permit us to borrow under the facility or issue letters of credit for our account.  We received a letter dated as of March 12, 2009, from General Electric Capital Corporation (as agent under the Revolving Credit Agreement) (“GE”), pursuant to which GE, on behalf of all the lenders, reserved all rights and remedies under the Revolving Credit Agreement. GE and the lenders may, but are not obligated to, continue to issue letters of credit and permit us to borrow under the Revolving Credit Facility and GE and the lenders may terminate the Revolving Credit Agreement and/or demand immediate repayment at any time.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – SUBSEQUENT EVENTS (continued)

      If GE and the lenders were to demand immediate repayment, there can be no assurances that we will be able to obtain alternate financing on terms acceptable to us.  In the event that we are unable to secure adequate borrowing under the Revolving Credit Agreement or an alternate financing source, our cash balance and cash flows from operations may be inadequate to meet our obligations, which may prevent us from operating. As a result of cross-default provisions, such acceleration would enable the holders of our long-term debt to declare a default and demand repayment as well.

        We entered into a consulting agreement with Gordon Brothers Retail Partners, LLC (“Gordon Brothers”), to manage the sale of inventory and fixed assets in the specialty jewelry stores that we plan to close. In consideration of Gordon Brothers’ services, we will pay them a base consulting fee as well as a contingent fee based on the achievement of certain profitability thresholds in the stores that we plan to close. In addition, we have entered into a consignment agreement with Gordon Brothers for certain merchandise that is currently being sold through the specialty jewelry stores that we plan to close and for which Gordon Brothers has the ability to earn a percentage of the profits on the sale of such merchandise. Further, we have entered into a consulting agreement with Gordon Brothers to assist with the liquidation of the inventory in the department store based fine jewelry departments for which we will pay them a base fee.

In addition, we have retained the management consulting firm Alvarez & Marsal North America, LLC (“A&M”) to work with our board of directors and management in analyzing the Company’s business strategies, plans and operations.  David Coles, an A&M employee, is providing consulting services to our board of directors and management as the Company’s Chief Restructuring Officer.

       Effective March 22, 2009, we completed the sale of certain assets to Bloomingdale’s. The assets included inventory and fixed assets for the 34 departments that we operated in Bloomingdale’s for a purchase price of approximately $33.4 million.  The proceeds from this transaction were used to pay down a portion of the outstanding balance under Finlay Jewelry’s Revolving Credit Facility.

        With respect to the exiting of the department store based business and the anticipated closing of approximately half of our specialty jewelry stores in 2009, we expect to record charges in 2009 for severance and retention costs, lease termination costs and other items.

SCHEDULE I

CONDENSED FINANCIAL INFORMATION
OF REGISTRANT

FINLAY ENTERPRISES, INC. – PARENT COMPANY
STATEMENT OF OPERATIONS
 (in thousands)

	Year Ended
	January 31, 2009	February 2, 2008

Revenue	$-	$-
Expenses:
Selling, general and administrative expenses	-	-
Interest income	(5)	(10)
Other expense	-	-
Total expenses	(5)	(10)
Equity in loss of subsidiaries	(107,334)	(10,054)
Loss before income taxes	(107,329)	(10,044)
Provision for income taxes	1	5
Net loss	$(107,330)	$(10,049)

SCHEDULE I (continued)

CONDENSED FINANCIAL INFORMATION
OF REGISTRANT

FINLAY ENTERPRISES, INC. – PARENT COMPANY
BALANCE SHEETS
(in thousands)

	January 31, 2009	February 2, 2008
ASSETS
Current assets:
Cash and cash equivalents	$659	$656
Due from affiliate	8,153	7,406
Total current assets	8,812	8,062

Investment in subsidiary	(1,807)	105,526
Total assets	$7,005	$113,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Income tax payable, due to affiliate	$82	$80
Total liabilities	82	80

Stockholders' equity:
Common stock	116	114
Additional paid-in-capital	96,368	95,613
Retained earnings	(61,698)	45,632
Less treasury stock	(27,863)	(27,851)
Total stockholders' equity	6,923	113,508
Total liabilities and stockholders' equity	$7,005	$113,588

SCHEDULE I (continued)

CONDENSED FINANCIAL INFORMATION
OF REGISTRANT

FINLAY ENTERPRISES, INC. – PARENT COMPANY
STATEMENTS OF CASH FLOWS
 (in thousands)

	Year Ended
	January 31, 2009	February 2, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(107,330)	$10,049
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in loss of subsidiaries	107,334	10,054
Changes in operating assets and liabilities:
Increase in accrued liabilities	11	205
NET CASH PROVIDED BY OPERATING ACTIVITIES	15	210

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(12)	(264)
NET CASH USED IN FINANCING ACTIVITIES	(12)	(264)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3	(54)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	656	710
CASH AND CASH EQUIVALENTS, END OF YEAR	$659	$656

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest received	$(5)	$(10)
Income taxes paid	$46	$11

SCHEDULE I (continued)

NOTES TO CONDENSED FINANCIAL
INFORMATION OF REGISTRANT

FINLAY ENTERPRISES, INC. – PARENT COMPANY

ACCOUNTING POLICIES:

     Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted.  Accordingly, these financial statements should be read in conjunction with the consolidated financial statements of Finlay Enterprises, Inc. in its 2008 Annual Report on Form 10-K.

     The investment in our subsidiary is carried on the equity basis, which represents amounts invested less dividends received plus or minus our equity in the subsidiary’s income or loss to date.  Significant intercompany balances have not been eliminated in this unconsolidated financial information.