Form 10-Q
period 2009-05-02
FINLAY ENTERPRISES INC /DE
filed 2009-06-16
CIK 878731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2009

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

Yes ☒                                             No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes  ☐                                            No  ☒

As of June 12, 2009, there were 9,438,835 shares of Common Stock, par value $0.01 per share, of the registrant outstanding.

FINLAY ENTERPRISES, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED MAY 2, 2009

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

FINLAY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Thirteen Weeks Ended
	May 2, 2009	May 3, 2008

Sales	$159,321	$142,072
Cost of sales	93,635	80,148
Gross margin	65,686	61,924
Selling, general and administrative expenses	76,653	69,154
Depreciation and amortization	1,294	3,650
Loss from operations	(12,261)	(10,880)
Interest expense, net	13,056	8,230
Loss from operations before income taxes	(25,317)	(19,110)
Benefit for income taxes	-	(7,211)
Loss from continuing operations	(25,317)	(11,899)
Discontinued operations, net of tax of $0.6 million in 2008	(3,352)	888
Net loss	$(28,669)	$(11,011)

Net income (loss) per share applicable to common shares:
Basic and Diluted net income (loss) per share:
Loss from continuing operations	$(2.70)	$(1.29)
Discontinued operations, net of tax	(0.36)	0.10
Net loss per share	$(3.06)	$(1.19)

Weighted average shares outstanding - Basic and Diluted	9,373,104	9,223,784

The accompanying notes are an integral part of these consolidated financial statements.

FINLAY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	May 2, 2009 (unaudited)	January 31, 2009 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$4,714	$3,414
Accounts receivable	28,664	28,451
Other receivables	769	10,362
Merchandise inventories	315,839	442,738
Prepaid expenses and other	2,844	3,817
Total current assets	352,830	488,782
Fixed assets:
Building, equipment, fixtures and leasehold improvements	41,442	50,882
Less – accumulated depreciation and amortization	8,526	8,212
Fixed assets, net	32,916	42,670
Deferred charges and other assets, net	44,277	36,177
Total assets	$430,023	$567,629

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Short-term borrowings (in default)	$128,650	$236,241
Accounts payable – trade (including cash overdraft of $5,278 and $4,315 at May 2, 2009 and January 31, 2009, respectively)	28,244	34,116
Accrued liabilities:
Accrued salaries and benefits	11,898	14,304
Accrued miscellaneous taxes	7,458	8,907
Accrued interest	1,445	1,417
Deferred income	-	155
Deferred income taxes	18,330	11,232
Other	13,076	16,183
Total current liabilities	209,101	322,555
Senior Notes	40,582	40,582
Second Lien Notes	24,025	23,334
Third Lien Notes	172,755	169,031
Total long-term debt	237,362	232,947
Other non-current liabilities	5,216	5,204
Total liabilities	451,679	560,706
Commitments and contingencies (Note 12)
Stockholders’ equity (deficit):
Common Stock, par value $0.01 per share; authorized 25,000,000 shares; issued 11,807,648 and 11,693,569 shares at May 2, 2009 and January 31, 2009, respectively	117	116
Additional paid-in capital	96,459	96,368
Accumulated deficit	(90,367)	(61,698)
Less treasury stock of 2,371,543 and 2,335,388 shares at May 2, 2009 and January 31, 2009, respectively, at cost	(27,865)	(27,863)
Total stockholders’ equity (deficit)	(21,656)	6,923
Total liabilities and stockholders’ equity (deficit)	$430,023	$567,629

The accompanying notes are an integral part of these consolidated financial statements.

FINLAY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT)
AND COMPREHENSIVE LOSS
 (in thousands, except share data)

						Total
	Common Stock		Additional			Stockholders’
	Number		Paid-in	Accumulated	Treasury	Equity/	Comprehensive
	of Shares	Amount	Capital	Deficit	Stock	(Deficit)	Loss
Balance, January 31, 2009	9,358,181	$116	$96,368	$(61,698)	$(27,863)	$6,923
Net loss	-	-	-	(28,669)	-	(28,669)	$(28,669)
Comprehensive loss							$(28,669)
Issuance of common stock	114,079	1	-	-	-	1
Amortization of restricted stock compensation and restricted stock units	-	-	91	-	-	91
Purchase of treasury stock	(36,155)	-	-	-	(2)	(2)
Balance, May 2, 2009 (unaudited)	9,436,105	$117	$96,459	$(90,367)	$(27,865)	$(21,656)

The accompanying notes are an integral part of these consolidated financial statements.

FINLAY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Thirteen Weeks Ended
	May 2, 2009	May 3, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(28,669)	$(11,011)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,388	4,978
Loss on disposal of fixed assets	3,978	-
Write-off of deferred financing costs	3,126	-
Amortization of deferred financing costs	2,233	508
Amortization of restricted stock compensation, stock options and restricted stock units	91	269
Payment-in-kind interest on Secured Notes	4,415	-
Deferred income taxes	-	1,198
Other, net	(282)	126
Changes in operating assets and liabilities:
(Increase) decrease in accounts and other receivables	9,380	(18,588)
Decrease in merchandise inventories (a)	98,406	10,218
(Increase) decrease in prepaid expenses and other	973	(451)
Decrease in accounts payable and accrued liabilities	(13,923)	(59,137)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	81,116	(71,890)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment, fixtures and leasehold improvements	(500)	(6,153)
Proceeds from sale of assets to Bloomingdale’s	33,435	-
Acquisition of Bailey Banks & Biddle	-	(5,559)
Deferred charges and other assets	(121)	(23)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	32,814	(11,735)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facility	96,816	240,816
Principal payments on revolving credit facility	(204,407)	(167,434)
Capitalized financing costs	(6,000)	-
Bank overdraft	963	10,287
Purchase of treasury stock	(2)	(12)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(112,630)	83,657
INCREASE IN CASH AND CASH EQUIVALENTS	1,300	32
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,414	5,358
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,714	$5,390

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$6,433	$4,010
Income taxes paid (refunded)	$(8,624)	$211

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Award of vested participant restricted stock units	$-	$30
Accrual for purchases of fixed assets	$-	$1,060

(a) Excludes $28,943 of inventory sold to Bloomingdale’s reflected in investing activities.

The accompanying notes are an integral part of these consolidated financial statements.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – MANAGEMENT’S STRATEGIC PLAN AND LIQUIDITY ISSUES

General

The accompanying unaudited consolidated financial statements of Finlay Enterprises, Inc. (the “Company,” the “Registrant,” “we,” “us” and “our”), and our wholly-owned subsidiary, Finlay Fine Jewelry Corporation and its wholly-owned subsidiaries (“Finlay Jewelry”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  References to “Finlay” mean collectively, the Company and Finlay Jewelry.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of May 2, 2009, and our results of operations and cash flows for the thirteen weeks ended May 2, 2009 and May 3, 2008. Due to the seasonal nature of our business, results for interim periods are not indicative of annual results.  The unaudited consolidated financial statements have been prepared on a basis consistent with that of the audited consolidated financial statements as of January 31, 2009 referred to below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”).

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (“Form 10-K”) previously filed with the Commission.

As a result of the decline in our licensed department store based business over the past several years coupled with challenging economic conditions in 2008 and 2009, we announced in February 2009, our plan to exit the licensed department store based business. In addition, we anticipate closing approximately half of our specialty jewelry stores in 2009.  The implementation of this strategic plan will result in a significant reduction in our sales. The plan includes the liquidation of inventory and the termination of license agreements or leases in the affected department store based fine jewelry departments and specialty jewelry stores.

We view the execution of this strategic plan as crucial to strengthening the financial condition of our specialty jewelry store business. We are in the process of reducing our cost structure to levels appropriate to support the specialty jewelry store business, which includes significantly reducing headcount in our administrative and distribution center functions as well as eliminating sales associate positions in the affected department stores and specialty store locations. By the end of May 2009, approximately 2,100 employees either left or were severed from the Company. We expect to complete our strategic plan by the end of 2009.

In conjunction with the adoption of this strategic plan, Finlay Jewelry amended its revolving credit agreement (the “Revolving Credit Agreement”) in February 2009, as adjusted in March 2009, to reduce the senior secured revolving line of credit from $550.0 million to $266.6 million (the “Revolving Credit Facility”) and to increase the interest rates thereunder. The amendment also requires us to comply with various milestones in connection with the strategic plan, to provide additional financial reporting to the lenders and to maintain compliance with a variance covenant from the approved restructuring budget.   Additionally, the Revolving Credit Agreement now matures in February 2010 instead of the previous maturity date of November 2012. The net sales proceeds from the liquidation of inventory are being used to repay our outstanding balance under Finlay Jewelry’s Revolving Credit Facility in 2009.

Effective with the February 2009 amendment to the Revolving Credit Agreement, we are required to achieve certain weekly targeted percentages of our sales and cash receipts and maintain cash disbursements below certain targeted percentages as set forth in our operating plan, and we are currently in default of this covenant. Although the lenders reserve all rights and remedies under the Revolving Credit Agreement and can accelerate repayment of the outstanding balance at any time, they have not exercised such rights at this time other than to impose the default interest rate under the Revolving Credit Agreement effective June 1, 2009.  Refer to Note 13 for a further discussion of the default interest rate.  As a result of cross-default provisions, an acceleration would enable the holders of our long-term debt to declare a default and demand repayment as well.  As the long-term debt is not callable by its holders as of May 2, 2009, it is not classified as a current liability at such date.

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

Our ability to continue as a going concern is dependent on the successful implementation of our strategic plan, the repayment of the amounts due under the Revolving Credit Facility and our ability to obtain a new line of credit on or before the maturity date of the Revolving Credit Agreement.  In addition, we experienced a significant operating loss in 2008, we have incurred an operating loss in the first quarter of 2009, and we are expected to incur operating losses for the remainder of 2009. As discussed above, we are in default of certain covenants under the Revolving Credit Agreement. These uncertainties raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect possible future effects on the recoverability and classification of assets or the amounts and the classifications of liabilities that may result should we be unable to continue as a going concern.

On March 22, 2009, we completed the sale of certain assets to Bloomingdale’s. The assets included inventory and fixed assets for the 34 departments that we operated in Bloomingdale’s for a purchase price of approximately $33.4 million.  The proceeds from this transaction were used to pay-down a portion of the outstanding balance under Finlay Jewelry’s Revolving Credit Facility.

Results of continuing operations for the period ended May 2, 2009 exclude the results from our licensed department stores that closed in the first quarter of 2009 and, for the period ended May 3, 2008, exclude the results from our licensed department stores that closed in the first quarter of 2009 and stores which closed in 2008, which have been classified as discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Refer to Note 4 for a further discussion of locations that closed.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Consolidation: The accompanying consolidated financial statements include the accounts of the Company and our wholly-owned subsidiary, Finlay Jewelry. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include merchandise inventories, vendor allowances, useful lives of finite-lived assets, accounting for acquisitions, the valuation of self-insurance reserves, income taxes and other accruals. Actual results may differ from those estimates.

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

At May 2, 2009 and January 31, 2009, deferred vendor allowances totaled $3.3 million and $5.4 million, respectively, for owned merchandise, which allowances are included as an offset to merchandise inventories on the Consolidated Balance Sheets.

Net Income (Loss) Per Share: Net income (loss) per share has been computed in accordance with SFAS No. 128, “Earnings per Share”.  Basic and diluted net income (loss) per share were calculated using the weighted average number of shares outstanding during each period, with options to purchase common stock, par value $0.01 per share (“Common Stock”), restricted stock and restricted stock units, included in diluted net income (loss) per share, using the treasury stock method, to the extent that such stock options, restricted stock and restricted stock units were dilutive. As we had a loss from continuing operations for the thirteen weeks ended May 2, 2009 and May 3, 2008, the stock options, restricted stock and restricted stock units are not considered in the calculation of diluted net income (loss) per share due to their anti-dilutive effect. As a result, the weighted average number of shares outstanding used for both the basic and diluted net income (loss) per share calculations was the same. Total stock options, restricted stock and restricted stock units outstanding were 1,190,189 and 1,347,016 at May 2, 2009 and May 3, 2008, respectively, at prices ranging from $2.71 to $24.31 per share in each period.

Deferred Financing Costs: Deferred financing costs are amortized over the term of the related debt agreements using the straight line method, which approximates the effective interest method. Net deferred financing costs totaled $12.6 million at May 2, 2009 and $18.6 million at January 31, 2009, net of accumulated amortization of $12.0 million and $6.6 million, respectively. The deferred financing costs are reflected  as  a  component  of  Deferred  charges  and  other assets,  net in the accompanying Consolidated Balance Sheets. Amortization of deferred financing costs for the thirteen weeks ended May 2, 2009 and May 3, 2008 totaled $2.2 million and $0.5 million, respectively, and have been recorded as a component of Interest expense, net in the accompanying Consolidated Statements of Operations. During the thirteen weeks ended May 2, 2009, as a result of the February 2009 amendment to reduce the Revolving Credit Agreement from $550.0 million to $266.6 million, we recorded a $3.1 million write-off of deferred financing costs, which is included in Interest expense, net.

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

Accounting Standards Adopted in 2009: On February 3, 2008, we adopted certain provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a single authoritative definition of fair value, sets a framework for measuring fair value and expands on required disclosures about fair value measurement. The provisions of SFAS No. 157 related to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis did not have any effect on our consolidated financial statements. The provisions of SFAS No. 157 related to other nonfinancial assets and liabilities carried at fair value on a nonrecurring basis, were effective for the Company on February 1, 2009 and did not have any effect on our consolidated financial statements.

In April 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. We will apply the provisions of this statement prospectively to business combinations for which the acquisition date is on or after February 1, 2009, although we can only assess the impact of the standard once an acquisition is consummated.

NOTE 3 - DESCRIPTION OF BUSINESS

We conduct business through our wholly-owned subsidiary, Finlay Jewelry.  We operate luxury stand-alone jewelry stores on a national basis and we are in the process of liquidating the licensed fine jewelry departments which we currently operate in major department stores throughout the United States. As discussed in Note 1, we announced in February 2009 our plan to exit the licensed department store based business. In addition, we anticipate closing approximately half of our specialty jewelry stores by the end of 2009. All references herein to “departments” refer to fine jewelry departments operated pursuant to license agreements with host stores and all references herein to “stand-alone jewelry stores” refer to our specialty jewelry stores, consisting of Bailey Banks & Biddle, Carlyle & Co. Jewelers LLC (“Carlyle”) and L. Congress, Inc. (“Congress”).

Finlay Jewelry currently operates 68 Bailey Banks & Biddle specialty jewelry stores (including one Zell Bros. store) in 24 states with a focus on the luxury market offering jewelry and watches under high-end brand names. Finlay Jewelry also currently operates 34 Carlyle specialty jewelry stores which sell luxury priced jewelry in nine states under the Carlyle & Co., J.E. Caldwell & Co. and Park Promenade tradenames and five Congress specialty jewelry stores in Southwest Florida.

NOTE 4 – DISCONTINUED OPERATIONS AND OTHER

In February 2008, Macy’s announced its integration plans including a divisional realignment. As a result of Macy’s corporate restructuring initiatives, 93 departments were closed at the end of 2008. Total sales generated from these departments in 2008 were $108.5 million.

Additionally, in February 2008, we received notification that Finlay Jewelry’s license agreement with Lord & Taylor would not be renewed and Finlay Jewelry closed a total of 36 Lord & Taylor departments in April 2009.  In March 2009, we completed the sale of certain assets to Bloomingdale’s and we ceased to operate their departments. Furthermore, we closed a significant portion of the Dillard’s and Bon-Ton departments that we operated. During the thirteen weeks ended May 2, 2009, the departments we closed were as follows:

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – DISCONTINUED OPERATIONS AND OTHER (continued)

Store Group	Number of Locations
Bon-Ton	72
Dillard’s	52
Lord & Taylor	36
Bloomingdale’s	34
194

The results for these departments are included in discontinued operations in the accompanying Consolidated Statements of Operations for the thirteen weeks ended May 2, 2009 and May 3, 2008, respectively.

	Thirteen Weeks Ended
	May 2, 2009	May 3, 2008
	(in thousands)
Sales	$21,534	$63,040
Income (loss) before income taxes (1) (2)	(3,352)	1,464
Discontinued operations, net of tax of $0.6 million in 2008	(3,352)	888

(1)	Includes an allocation of $0.1 million and $0.5 million of interest expense related to the Revolving Credit Agreement for 2009 and 2008, respectively.
(2)	The results of operations of the closed departments excludes allocations of general and administrative expenses and interest expense related to the Senior Notes and the Secured Notes.

In conjunction with the licensed department store closings, as of May 2, 2009, we reduced headcount by approximately 190 positions in our administrative and distribution center functions and have eliminated approximately 1,900 sales associate positions in our field operations. The following is a summary of the activity in the accrual established for severance charges for our field operations, corporate office and distribution center functions (in thousands):

Severance and Termination Benefits
Balance at February 2, 2008	$117
Charges	1,776
Payments	(612)
Balance at January 31, 2009	1,281
Charges	1,571
Payments	(911)
Balance at May 2, 2009	$1,941

NOTE 5 - MERCHANDISE INVENTORIES

Merchandise inventories consisted of the following:

	May 2, 2009	January 31, 2009
	(in thousands)
Jewelry goods – rings, watches and other fine jewelry
(first-in, first-out (“FIFO”) basis) (a)	$348,072	$491,616
Less: Excess of FIFO cost over LIFO inventory value	32,233	48,878
	$315,839	$442,738

(a)	Merchandise inventories, on a FIFO basis, include $240.3 million and $277.5 million, respectively, at May 2, 2009 and January 31, 2009 related to our stand-alone jewelry stores.

We determine our LIFO inventory value by utilizing internally developed indices.  In the current year, the LIFO method had the effect of decreasing cost of sales and net loss for the thirteen weeks ended May 2, 2009 by $16.6 million as a result of the liquidation of inventory carried at lower costs prevailing in prior years in the licensed departments. In the prior comparable period, the LIFO method amounted to a $2.2 million increase in cost of sales.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - MERCHANDISE INVENTORIES (continued)

Approximately $21.0 million and $126.4 million at May 2, 2009 and January 31, 2009, respectively, of merchandise received on consignment is not included in merchandise inventories and accounts payable-trade in the accompanying Consolidated Balance Sheets.

NOTE 6 – SHORT AND LONG TERM DEBT

In November 2007, Finlay Jewelry replaced its existing revolver with a new five-year Revolving Credit Agreement with certain banks to provide financing in the form of a senior secured revolving line of credit up to $550.0 million.  Finlay Jewelry amended its Revolving Credit Agreement in February 2009, as adjusted in March 2009, to reduce the revolving line of credit from $550.0 million to $266.6 million and to increase the  interest rates thereunder. The Revolving Credit Agreement provides us with a $229.1 million (“Tranche A”) and $37.5 million (“Tranche B”) Revolving Credit Facility. The amendment also requires us to comply with various milestones in connection with the strategic plan, to provide additional financial reporting to the lenders and to maintain compliance with a variance covenant from the approved restructuring budget. Additionally, the Revolving Credit Agreement now matures in February 2010.

As stated in the February 2009 amendment to the Revolving Credit Agreement, we are in default of the weekly financial covenants.  In addition, our management has determined that there is substantial doubt about our ability to continue as a going concern, and as a result, the independent auditor’s report accompanying our Form 10-K contains a going concern explanatory paragraph, which also constitutes a default under our Revolving Credit Agreement.

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

Effective February 25, 2009, the loans under Tranche A bore interest at a floating rate equal to a margin of 3.00% over the Index Rate or 4.75% over LIBOR (London Interbank Offer Rate).  Additionally, the loans under Tranche B bore interest at a floating rate equal to a margin of 5.50% over the Index Rate or 7.25% over LIBOR. Prior to February 25, 2009, the loans under Tranche A bore interest in accordance with a graduated pricing matrix based on the average excess availability under the facility for the previous quarter. Additionally, the loans under Tranche B bore interest at a floating rate equal to a margin of 3.50% over the Index Rate or 5.25% over LIBOR. The Index Rate is equal to the higher of (i) the federal funds rate plus 125 basis points and (ii) the publicly quoted rate as published by the Wall Street Journal as the “prime rate”.  The Revolving Credit Agreement has a $75.0 million letter of credit sub-limit, which reduces availability when utilized. The weighted average interest rate was 5.2% and 5.5% for the thirteen weeks ended May 2, 2009 and May 3, 2008, respectively.

As of May 2, 2009, the Revolving Credit Agreement was limited by a borrowing base computed primarily on the balance of Finlay Jewelry’s inventory and accounts receivable and is secured by a first priority perfected security interest in all of Finlay Jewelry’s (and any subsidiary’s) present and future tangible and intangible assets. The Revolving Credit Agreement contains customary covenants, including limitations on or relating to liens, indebtedness, investments, mergers, acquisitions, affiliate transactions, management compensation and the payment of dividends and other restricted payments. Furthermore, the Revolving Credit Agreement includes a requirement to maintain an unused balance of not less than $30.0 million at all times.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – SHORT AND LONG TERM DEBT (continued)

At May 2, 2009 and January 31, 2009, $128.7 million and $236.2 million was outstanding under the Revolving Credit Facility, at which point the available borrowings were $57.7 million and $42.7 million, respectively ($27.7 million and $12.7 million, respectively, of excess availability after taking into consideration the $30.0 million minimum unused balance requirement discussed above). The average       amounts outstanding were $190.1 million and $282.8 million for the thirteen weeks ended May 2, 2009 and May 3, 2008, respectively. Our lowest level of availability during the thirteen weeks ended May 2, 2009 was $33.2 million, at which point outstanding borrowings under the Revolving Credit Facility were $217.8 million ($3.2 million of excess availability after taking into consideration the $30.0 million minimum unused balance requirement discussed above).

        Refer to Note 13 for a discussion of a subsequent event relating to the Revolving Credit Agreement.

        At both May 2, 2009 and January 31, 2009, we had outstanding letters of credit totaling $8.5 million to guarantee various trade activities. The contract amounts of the letters of credit approximate their fair value.

Long-term debt consisted of the following:

	May 2, 2009	January 31, 2009
	(in thousands)
Senior Notes (a)	$40,582	$40,582
Second Lien Notes (b)	24,025	23,334
Third Lien Notes (b)	172,755	169,031
Total	$237,362	$232,947

(a)	The fair value of the Senior Notes, determined based on market quotes, was approximately $1.6 million at both May 2, 2009 and January 31, 2009.
(b)	It was not practicable to estimate the fair value of the Secured Notes (defined below) as there is no readily available market value and current rates for similar debt could not be determined.

During 2004, Finlay Jewelry completed the sale of 8-3/8% Senior Notes, due June 1, 2012, having an aggregate principal amount of $200.0 million (the “Senior Notes”).  Refer to Note 13 for a discussion of a subsequent event relating to the Senior Notes. Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year. Finlay Jewelry incurred approximately $5.2 million in costs associated with the sale of the Senior Notes, of which $5.0 million was deferred and is being amortized over the term of the Senior Notes.

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

As part of this transaction, the Participating Noteholders, who beneficially owned or had investment management authority of approximately 80.0% of the Senior Notes, (a) exchanged $159.4 million in principal amount of their Senior Notes for new Third Lien Notes, and (b) purchased $22.8 million in principal amount of new Second Lien Notes.

Interest on the Secured Notes is payable semi-annually in arrears on June 1 and December 1 of each year.  Interest on the Second Lien Notes began to accrue as of the issuance date and is payable beginning on June 1, 2009 in pay-in-kind interest, or “PIK Interest,” at 12.125% per annum from the issuance date until December 1, 2010, and thereafter in cash at 11.375% per annum.  Interest on the Third Lien Notes began to accrue PIK Interest at 8.945% per annum as of June 1, 2008, which was paid in PIK Interest on December 1, 2008, and will be payable in PIK Interest at 8.945% per annum from December 2, 2008 until December 1, 2010, and thereafter in cash at 8.375% per annum.  The PIK Interest on the Secured Notes is payable upon maturity of the Secured Notes. Interest on the Senior Notes continues to be payable in cash semi-annually on June 1 and December 1 of each year.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – SHORT AND LONG TERM DEBT (continued)

As of May 2, 2009, there were approximately $196.8 million of Secured Notes outstanding and $40.6 million of Senior Notes outstanding. The refinancing of the Senior Notes enables Finlay Jewelry to eliminate $13.4 million of the cash interest payment of $16.8 million that would have been payable annually on the Senior Notes as the Secured Notes include PIK Interest until December 1, 2010.

The Senior Notes are unsecured senior obligations and rank equally in right of payment with all of the existing and future unsubordinated indebtedness of Finlay Jewelry and senior to any future indebtedness of Finlay Jewelry that is expressly subordinated to the Senior Notes. The Senior Notes are effectively subordinated to Finlay Jewelry’s secured indebtedness, including obligations under its Revolving Credit Agreement, to the extent of the value of the assets securing such indebtedness, and effectively subordinated to the indebtedness and other liabilities (including trade payables) of its subsidiaries. Finlay Jewelry may redeem the Senior Notes, in whole or in part, at specified redemption prices, plus accrued and unpaid interest, if any, to the date of the redemption. Upon certain change of control events, each holder of the Senior Notes may require Finlay Jewelry to purchase all or a portion of such holder's Senior Notes at a purchase price equal to 101.0% of the principal amount thereof, plus accrued interest to the purchase date.

The Secured Notes are guaranteed on a senior basis by substantially all of Finlay Jewelry’s wholly- owned subsidiaries and the Company.  The Second Lien Notes are secured by perfected second priority liens and the Third Lien Notes are secured by perfected third priority liens in the assets of all of Finlay Jewelry’s wholly-owned subsidiaries and the Company.

The indentures governing the Senior Notes and Secured Notes contain restrictions relating to, among other things, the payment of dividends, redemptions or repurchases of capital stock, the incurrence of additional indebtedness, the making of certain investments, the creation of certain liens, the sale of certain assets, entering into transactions with affiliates, engaging in mergers and consolidations and the transfer of all or substantially all assets.

In connection with our strategic plan, a majority of the holders of the Third Lien Notes entered into agreements with us and a majority of our trade vendors for $24.9 million of trade accounts payable to be secured in accordance with the terms of the Third Lien Notes. In addition, these trade vendors agreed to a deferred payment schedule through August 2009 of the outstanding amounts. As a result of an amendment to the agreements, the deferred payment schedule now extends through October 2009. Refer to Note 13 for a discussion of the deferral of such payments through October 2009.

Interest expense, net for the thirteen weeks ended May 2, 2009 and May 3, 2008 was $13.1 million and $8.2 million, respectively.

NOTE 7 – INCOME TAXES

In accordance with the FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), the Company had unrecognized tax benefits of $1.5 million at both May 2, 2009 and January 31, 2009. Included in the balance are $1.3 million of unrecognized tax benefits that, if recognized, would affect the annual effective income tax rate.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INCOME TAXES (continued)

For income tax reporting purposes, we have an October 31 year end. The Company files a consolidated federal income tax return with Finlay Jewelry and its wholly-owned subsidiaries and numerous consolidated and separate income tax returns in many state and local jurisdictions. The tax years 2003 through 2008 remain open to examination by the major taxing jurisdictions to which we are subject.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense, which is a continuation of the Company’s historical accounting policy.  Approximately $0.3 million in potential interest and penalties are included as a component of the $1.5 million unrecognized tax benefits at both May 2, 2009 and January 31, 2009. During the thirteen weeks ended May 2, 2009, no unrecognized tax benefits were recognized as a result of an expired statute of limitations. The Company anticipates $0.3 million of unrecognized tax benefits will be recognized as a result of the settlement of audits and the expiration of the statute of limitations prior to May 2, 2010. In February 2009, we received $8.7 million from the Internal Revenue Service related to net operating losses in the October 2008 federal tax return.

A valuation allowance against deferred tax assets is required when it is more likely than not that a tax benefit will not be realized. Due to continued losses, a valuation allowance in the amount of $28.6 million and $17.4 million was required at May 2, 2009 and January 31, 2009, respectively.

NOTE 8 – STOCK-BASED COMPENSATION

Stock options outstanding under our stock incentive plans have been granted at prices which are equal to the market value of our stock on the date of grant, generally vest over three or five years and expire no later than ten years after the grant date. During the thirteen weeks ended May 2, 2009 and May 3, 2008, we recognized approximately $30,000 in stock-based compensation expense in each period.

There were no options cancelled, granted or exercised during the thirteen weeks ended May 2, 2009.  The following table summarizes information with respect to stock options outstanding and stock options exercisable at May 2, 2009:

	Options Outstanding
	Number Outstanding	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contractual Life	Aggregate Intrinsic Value (000’s) (1)
Outstanding at May 2, 2009	658,300	$7.46	4.45	$-
Exercisable at May 2, 2009	496,633	$9.13	3.05	$-

(1)
The aggregate intrinsic values in the table above are based on the closing price of our Common Stock as of the last business day       of the periods ended May 2, 2009 and January 31, 2009, which were $0.11 and $0.03, respectively.

The following table summarizes the changes in restricted stock outstanding during the thirteen weeks ended May 2, 2009:

	Restricted Stock	Wtd. Avg. Grant Date Fair Value
Balance at January 31, 2009	1,046	$8.70
Vested	(1,046)	8.70
Balance at May 2, 2009	-	$-

       During the thirteen weeks ended May 2, 2009 and May 3, 2008, total amortization expense of restricted stock was $1,000 and $0.1 million, respectively.

      The following table summarizes the changes in restricted stock units (“RSUs”) outstanding, including nonvested RSUs, during the thirteen weeks ended May 2, 2009:

	RSUs(1)	Wtd. Avg. Grant Date Fair Value Per Award
Balance at January 31, 2009	539,256	$5.76
Granted	117,389	0.42
Cancelled	(11,723)	13.08
Shares issued	(113,033)	7.78
Balance at May 2, 2009	531,889	$3.99

(1)	Refer to Note 9 for additional information regarding RSUs.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCK-BASED COMPENSATION (continued)

During the thirteen weeks ended May 2, 2009 and May 3, 2008, total amortization expense of RSUs was $0.1 million and $0.2 million, respectively.

NOTE 9 – EXECUTIVE AND DIRECTOR DEFERRED COMPENSATION AND STOCK
                   PURCHASE PLANS

In April 2003, the Board of Directors adopted the Executive Deferred Compensation and Stock Purchase Plan (the “Executive Plan”) and the Director Deferred Compensation and Stock Purchase Plan (the “Director Plan”, and together with the Executive Plan, the “RSU Plans”), which were approved by our stockholders on June 19, 2003. Under the RSU Plans, key executives and non-employee directors, as directed by our Compensation Committee, were eligible to acquire RSUs. An RSU is a unit of measurement equivalent to one share of Common Stock, but with none of the attendant rights of a share of Common Stock. Two types of RSUs were awarded under the RSU Plans: (i) participant RSUs, where a  plan participant elected to defer, in the case of an executive employee, a portion of his or her actual or target bonus, and in the case of a non-employee director, his or her retainer fees and Committee chairmanship fees and receive RSUs  in  lieu  thereof,  and (ii) matching RSUs, where we credited a participant’s plan account with one matching RSU for each participant RSU that a participant elected to purchase. While participant RSUs are fully vested at all times, matching RSUs are subject to vesting and forfeiture as set forth in the RSU Plans. At the time of distribution under the RSU Plans, RSUs are converted into actual shares of Common Stock. As of May 2, 2009, 531,889 RSUs were outstanding under the RSU Plans.

The shares of Common Stock issued upon distribution of RSUs under the RSU Plans are provided by the Company’s 2007 Long Term Incentive Plan (the “2007 Plan”).  As a result of the unavailability of shares of Common Stock under the 2007 Plan, effective as of May 22, 2008, the RSU Plans were amended to provide that no new deferral agreements may be entered into after May 22, 2008 and that any executive deferral agreements regarding the 2008 bonus payable on April 25, 2009 were effectively cancelled and such bonus amounts were paid to the participants in cash on April 25, 2009, and that cash, rather than RSUs, were paid for eligible directors’ fees deferred with respect to the third and fourth quarters of 2008. In addition, no additional matching awards will be made under the RSU Plans after May 22, 2008.

NOTE 10 – SEGMENT INFORMATION

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

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – SEGMENT INFORMATION (continued)

The following table provides segment level financial information for the thirteen weeks ended May 2, 2009 and May 3, 3008 (in thousands):

	Thirteen Weeks Ended
	May 2, 2009			May 3, 2008
	Department Store Based Fine Jewelry Departments (1)	Stand-alone Jewelry Stores	Total	Department Store Based Fine Jewelry Departments (1)	Stand-alone Jewelry Stores	Total
Sales	$96,870	$62,451	$159,321	$64,409	$77,663	$142,072
Depreciation and amortization	198	1,096	1,294	2,285	1,365	3,650
Loss from operations (2)	(159)	(12,102)	(12,261)	(9,545)	(1,335)	(10,880)
Interest expense, net	10,571	2,485	13,056	5,235	2,995	8,230
Benefit for income taxes	-	-	-	(5,583)	(1,628)	(7,211)
Total assets	159,351	270,672	430,023	408,678	337,753	746,431
Capital expenditures	-	500	500	2,330	3,823	6,153

(1)
Included in interest expense, net for the thirteen weeks ended May 2, 2009 is $5.0 million related to the Senior Notes and Secured Notes. Additionally, included in interest expense, net for the thirteen weeks ended May 3, 2008 is $4.2 million related to the Senior Notes. Refer to Note 6.

(2)
The LIFO method had the effect of decreasing the loss from operations by $16.6 million or 12.1% in our licensed department store segment as we liquidated a substantial amount of inventory during the thirteen weeks ended May 2, 2009, in connection with our strategic plan.

NOTE 11 – LICENSE AGREEMENTS WITH DEPARTMENT STORES AND LEASE
                  AGREEMENTS

Our operating leases consist primarily of office space rentals and the specialty jewelry store locations, which leases expire on various dates through 2023. The department store license agreements provide for the payment of fees based on sales (i.e., contingent fees in the table below). Additionally, certain of the specialty jewelry store leases require payment of contingent rent based on a percentage of store sales in excess of a specified threshold. In connection with our strategic plan, we anticipate closing approximately half of our specialty jewelry stores and expect to incur significant lease termination costs. Additionally, we have a number of leases for go forward specialty jewelry stores that we intend to renegotiate with landlords.  License fees and lease expense, included in SG&A, are as follows (in thousands):

	Thirteen Weeks Ended
	May 2, 2009	May 3, 2008
	(in thousands)
Base rent	$10,379	$9,835
Contingent fees	15,752	10,783
Total	$26,131	$20,618

NOTE 12 – COMMITMENTS, CONTINGENCIES AND OTHER

From time to time, we are involved in legal proceedings, most of which arise out of our operations in the normal course of business. As of June 12, 2009, we are not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our consolidated financial statements. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our consolidated financial statements.

The Senior Notes, the Secured Notes and the Revolving Credit Agreement currently restrict the amount of annual distributions from Finlay Jewelry to us.

FINLAY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – COMMITMENTS, CONTINGENCIES AND OTHER (continued)

Our concentration of credit risk consists principally of accounts receivable. In the department store based jewelry departments, substantially all consumer credit risk is borne by the host store rather than by us. During 2008, jewelry departments in store groups owned by Macy’s accounted for approximately 41.0% of our sales. During the thirteen weeks ended May 2, 2009, jewelry departments in store groups owned by Macy’s accounted for approximately 39.0% of our sales.  We believe that the inability of Macy’s to pay its receivables could have a material adverse effect on our financial position or results of operations.

In 2008, approximately 42.0% of sales were generated by merchandise obtained from our ten largest vendors and approximately 6.0% of sales were generated by merchandise obtained from our largest vendor.

We have not provided any third-party financial guarantees as of May 2, 2009.

Refer to Note 6 for a discussion of letters of credit outstanding.

NOTE 13 – SUBSEQUENT EVENTS

Effective June 1, 2009, the Revolving Credit Facility was further reduced by $50.0 million decreasing the revolving line of credit to $216.6 million from $266.6 million. Additionally, as a consequence of certain events of default referred to in Note 6, the lenders have imposed the default interest rate and any interest due and payable shall be at a rate that is 2.00% in excess of the interest otherwise payable under the Revolving Credit Agreement. Effective June 1, 2009, the loans under Tranche A (up to $179.1 million) will bear interest at a floating rate equal to a margin of 5.00% over the Index Rate or 6.75% over LIBOR. Additionally, the loans under Tranche B (up to $37.5 million) will bear interest at a floating rate equal to a margin of 7.50% over the Index Rate or 9.25% over LIBOR.

In February 2009, in connection with our strategic plan, a majority of the holders of the Third Lien Notes entered into agreements with us and a majority of our trade accounts payable vendors for $24.9 million of trade accounts payable to be secured in accordance with the terms of the Third Lien Notes. At that time, these trade vendors agreed to a deferred payment schedule through August 2009 of the outstanding amounts. In May 2009, a significant number of these vendors entered into an amendment to the agreement which calls for a delay of 60 days, such that the deferred payment schedule now extends through October 2009. We have paid the first two scheduled installments and three installment payments are remaining through October 2009.

In conjunction with the execution of our strategic plan, we have initiated a formal process whereby parties may indicate their interest in our business or assets.

On June 1, 2009, the semi-annual interest payment of $1.7 million was due to the holders of the Senior Notes and was not paid by Finlay Jewelry. The indenture relating to the Senior Notes provides for a 30-day grace period.  It is unlikely that Finlay Jewelry will make the interest payment within the grace period.  Failure to make the payment within the 30-day grace period will trigger an event of default under the indenture relating to the Senior Notes and an event of default under the Revolving Credit Agreement.  If this were to occur, the trustee or the holders of at least 25% of the outstanding Senior Notes may declare the Senior Notes to be immediately due and payable and the lenders under the Revolving Credit Agreement may accelerate repayment of the current outstanding balance.  Additionally, an acceleration of the Senior Notes will constitute an event of default under the Secured Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of
             Operations

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is organized as follows:

•	Executive Overview – This section provides a general description of our business and a brief discussion of the opportunities, risks and uncertainties that we focus on in the operation of our business.

•	Results of Operations – This section provides an analysis of the significant line items on the Consolidated Statements of Operations.

•	Liquidity and Capital Resources – This section provides an analysis of liquidity, cash flows, sources and uses of cash and financial position.

•	Seasonality – This section describes the effects of seasonality on our business.

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

Executive Overview

We currently have two operating segments – licensed department store based fine jewelry departments and stand-alone specialty jewelry stores. Our licensed fine jewelry departments are located in major department stores where we sell moderately priced jewelry, with an average sales price of approximately $270 per item. Our stand-alone specialty jewelry stores sell luxury priced jewelry at an average sales price of approximately $1,275 per item. As of May 2, 2009, we operated a total of 476 locations, including 369 department store based fine jewelry departments in four host store groups, in 31 states, as well as 107 stand-alone jewelry stores operating as 68 Bailey Banks & Biddle stores in 24 states, 34 Carlyle stores in nine states and five Congress stores in southwest Florida.

As a result of the decline in our licensed department store based business over the past several years coupled with challenging economic conditions in 2008 and 2009, we announced in February 2009, our plan to exit the licensed department store based business. In addition, we anticipate closing approximately half of our specialty jewelry stores in 2009. The implementation of our strategic plan will result in a significant reduction in our sales from over $750.0 million from our two business segments in 2008 to a go forward specialty jewelry store business that is expected to achieve annual sales in the range of $150.0 million to $200.0 million.  The plan includes the liquidation of inventory and the termination of license agreements or leases in the affected department store based fine jewelry departments and specialty jewelry stores.

We view the execution of this strategic plan as crucial to strengthening the financial condition of our specialty jewelry store business. We are in the process of reducing our cost structure to levels appropriate to support the specialty jewelry store business, which includes significantly reducing headcount in our administrative and distribution center functions as well as eliminating sales associate positions in the affected department stores and specialty store locations. By the end of May 2009, we reduced headcount by approximately 190 positions in our administrative and distribution centers and have eliminated approximately 1,900 sales associate positions in the licensed department store based business. We expect to complete the strategic plan by the end of 2009.  In conjunction with the execution of our strategic plan, we have initiated a formal process whereby parties may indicate their interest in our business or assets.  There can be no assurances that the implementation of our strategic plan will be successful or that the net sales proceeds from the liquidation of inventory in the closing locations will be sufficient to repay the outstanding balance under Finlay Jewelry’s Revolving Credit Facility.

In conjunction with the adoption of this strategic plan, Finlay Jewelry amended its Revolving Credit Agreement in February 2009, as adjusted in March 2009, to reduce the senior secured revolving line of credit from $550.0 million to $266.6 million and to increase the interest rates thereunder. The amendment also requires us to comply with various milestones in connection with the strategic plan, to provide additional financial reporting to the lenders and to maintain compliance with a variance covenant from the approved restructuring budget. Additionally, the Revolving Credit Agreement now matures in February 2010. The net sales proceeds from the liquidation of inventory will be used to repay our outstanding balance under Finlay Jewelry’s Revolving Credit Facility in 2009. As a result of the liquidation in the locations we plan to close, the outstanding balance under the Revolving Credit Facility has been reduced from $236.2 million as of January 31, 2009 to $128.7 million as of May 2, 2009. At the end of May 2009, we had $75.2 million of availability ($45.2 million of excess availability after taking into consideration the $30.0 million minimum unused balance requirement under the Finlay Jewelry’s Revolving Credit Agreement), at which point the outstanding borrowings under the Revolving Credit Facility were $96.9 million. Our lowest level of availability during the thirteen weeks ended May 2, 2009 was $33.2 million ($3.2 million of excess availability after taking into consideration the $30.0 million minimum unused balance requirement under the Revolving Credit Agreement), at which point the outstanding borrowings under the Revolving Credit Agreement were $217.8 million. Refer to Note 6 of Notes to the Consolidated Financial Statements.

Effective with the February 2009 amendment to the Revolving Credit Agreement, we are required to achieve certain weekly targeted percentages of our sales and cash receipts and maintain cash disbursements below certain targeted percentages as set forth in our operating plan, and we are currently in default of this covenant.  Although the lenders reserve all rights and remedies under the Revolving Credit Agreement and can accelerate repayment of the outstanding balance at any time, they have not exercised such rights at this time other than to impose the default interest rate effective June 1, 2009, as discussed below.  As a result of cross-default provisions, an acceleration would enable the holders of our long-term debt to declare a default and demand repayment as well.

Effective June 1, 2009, the Revolving Credit Facility was further reduced by $50.0 million, decreasing the revolving line of credit to $216.6 million, from $266.6 million. Additionally, as a consequence of certain events of default noted above, the lenders have imposed the default interest rate and any interest due and payable shall be at a rate that is 2.00% in excess of the interest otherwise payable under the Revolving Credit Agreement. Effective June 1, 2009, the loans under Tranche A (up to $179.1 million) will bear interest at a floating rate equal to a margin of 5.00% over the Index Rate or 6.75% over LIBOR. Additionally, the loans under Tranche B (up to $37.5 million) will bear interest at a floating rate equal to a margin of 7.50% over the Index Rate or 9.25% over LIBOR.

Our ability to continue as a going concern is dependent on the successful implementation of our strategic plan, the repayment of the amounts due under the Revolving Credit Facility and our ability to obtain a new line of credit on or before the maturity date of the Revolving Credit Agreement. In addition, we experienced a significant operating loss in 2008, we have incurred an operating loss in the first quarter of 2009, and we are expected to incur operating losses for the reminder of 2009. As discussed above, we are in default of certain covenants under the Revolving Credit Agreement. These uncertainties raise substantial doubt about our ability to continue as a going concern.

On March 22, 2009, we completed the sale of certain assets to Bloomingdale’s. The assets included inventory and fixed assets for the 34 departments that we operated in Bloomingdale’s for a purchase price of approximately $33.4 million.  The proceeds from this transaction were used to pay-down a portion of the outstanding balance under Finlay Jewelry’s Revolving Credit Facility.

With respect to the exiting of the department store based business and the anticipated closing of approximately half of our specialty jewelry stores in 2009, we expect to record a pre-tax charge in the range of $10.0 to $12.0 million for severance and retention costs, lease termination costs and other items.  We incurred charges of $1.6 million for severance costs during the thirteen weeks ended May 2, 2009.

In connection with our strategic plan, a majority of the holders of the Third Lien Notes entered into agreements with us and a majority of our trade vendors for $24.9 million of trade accounts payable to be secured in accordance with the terms of the Third Lien Notes. In addition, these trade vendors agreed to a deferred payment schedule through August 2009 of the outstanding amounts. Refer to Note 13 of Notes to the Consolidated Financial Statements for a discussion of the deferral of such payments through October 2009.

First Quarter Highlights

Total sales were $159.3 million for the thirteen weeks ended May 2, 2009 compared to $142.1 million for the thirteen weeks ended May 3, 2008, an increase of 12.1%.  Total sales for the first quarter of 2009 included $62.5 million of sales generated by our stand-alone jewelry stores compared to $77.7 million in the first quarter of 2008, a decrease which relates to a decline in consumer spending in a continued weak economic environment. The increase in total sales primarily related to increased sales volume as we liquidated inventory at lower margins in our licensed department store based business. Gross margin increased by $3.8 million compared to 2008, and, as a percentage of sales, gross margin decreased by 2.4% from 43.6% to 41.2%.  The decrease in gross margin as a percentage of sales, primarily relates to lower margins at the licensed department stores scheduled to close as we liquidate inventory. Furthermore, the LIFO method had the effect of increasing gross margin for the thirteen weeks ended May 2, 2009 by $16.6 million or 12.1%, as we liquidated a substantial amount of inventory as part of our strategic plan.  SG&A increased $7.5 million, and, as a percentage of sales, decreased 0.6%, from 48.7% to 48.1%, primarily due to the impact of higher sales levels in the current period as compared to the prior year period. SG&A also includes severance costs of $1.6 million for the reduction of headcount in our administrative and distribution center functions as well as the elimination of field personnel associated with the licensed department store closings.  Furthermore, SG&A includes $2.5 million for consulting fees associated with our strategic plan to restructure the business. The loss from operations in our stand-alone jewelry stores of $12.1 million in the first quarter of 2009 compared to a loss of $1.3 million in the prior year period was attributable to a decrease in sales as a result of a decline in consumer spending and a constant level of costs to operate the stand-alone jewelry stores.

Borrowings under the Revolving Credit Agreement decreased by $107.5 million at May 2, 2009 as compared to January 31, 2009, which reflects the pay-down of the revolving credit facility from proceeds generated as we liquidate inventory in our licensed department store based business. The proceeds from the sale of assets to Bloomingdale’s of approximately $33.4 million, were used to pay-down a portion of the outstanding balance under Finlay Jewelry’s Revolving Credit Facility.  The lowest level of availability during the thirteen weeks ended May 2, 2009 was $33.2 million ($3.2 million of excess availability after taking into consideration the $30.0 million minimum unused balance requirement under Finlay Jewelry’s Revolving Credit Agreement), at which point the outstanding borrowings under the Revolving Credit Agreement were $217.8 million. At the end of May 2009, we had $75.2 million of availability ($45.2 million of excess availability after taking into consideration the $30.0 million minimum unused balance requirement under the Finlay Jewelry’s Revolving Credit Agreement), at which point the outstanding borrowings under the Revolving Credit Facility were $96.9 million. Refer to Notes 1 and 6 of Notes to the Consolidated Financial Statements.

Strategies and Opportunities in the Specialty Jewelry Store Business

We plan to pursue the following key initiatives:

•	Implement our strategic plan;

•	Refinance or replace Finlay Jewelry’s Revolving Credit Agreement to improve liquidity;

•	Consolidate our specialty jewelry store businesses under one management team;

•	Reduce expenses;

•	Improve comparable store sales;

•	Focus on improved marketing initiatives to more efficiently reach and expand our customer base; and

•	Maintain high customer service standards.

Risks and Uncertainties

The risks and challenges facing our business include:

•	Our ability to continue as a going concern;

•	Implementation of our strategic plan;

•	Substantial debt leverage and our ability to identify a new banking relationship;

•	Default of financial covenants under Finlay Jewelry’s Revolving Credit Agreement and potential acceleration of debt;

•	Our ability to continue our current customer credit programs with our third party providers; and

•	Continued decrease in consumer discretionary spending in the current macro-economic environment and the impact on our liquidity needs.

Our ability to continue as a going concern is dependent on the successful implementation of our strategic plan, the repayment of the amounts due under the Revolving Credit Facility and our ability to secure a new line of credit on or before the maturity date of the Revolving Credit Agreement. In addition, we experienced a significant operating loss in 2008, we have incurred operating losses in the first quarter of 2009, and are expected to continue to incur operating losses for the remainder of 2009. As discussed above, we are in default of certain covenants under the Revolving Credit Agreement. These uncertainties raise substantial doubt about our ability to continue as a going concern.

The current banking and credit crisis, the high unemployment rate, continued home foreclosures, the rising cost of basic necessities, and the reality that the U.S. has entered a recession, created a highly challenging retail environment during 2008 that continued in the first quarter of 2009. These conditions have negatively impacted our liquidity position and operating performance. There can be no assurances that the implementation of our strategic plan will be successful. There can be no assurances that our business operations, working capital and borrowing availability will be sufficient to meet current estimates of working capital requirements as well as to allow Finlay Jewelry to maintain compliance with the $30.0 million minimum unused balance and other covenants required by the Revolving Credit Agreement. If we are unable to implement our strategic plan and improve our liquidity and/or operating performance, we may be required to further curtail our operations or pursue other available options, although we can provide no assurance that any such steps will allow us to meet our obligations as they become due.

We currently have a significant amount of debt.  As of May 2, 2009, we had $40.6 million of debt outstanding under Finlay Jewelry’s Senior Notes, $172.8 million outstanding under the Third Lien Notes and $24.0 million outstanding under the Second Lien Notes. These debt instruments are all due on June 1, 2012. On June 1, 2009, the semi-annual interest payment of $1.7 million was due to the holders of the Senior Notes and was not paid by Finlay Jewelry. The indenture relating to the Senior Notes provides for a 30-day grace period.  It is unlikely that Finlay Jewelry will make the interest payment within the grace period.  Failure to make the payment within the 30-day grace period will trigger an event of default under the indenture relating to the Senior Notes and an event of default under the Revolving Credit Agreement.  If this were to occur, the trustee or the holders of at least 25% of the outstanding Senior Notes may declare the Senior Notes to be immediately due and payable and the lenders under the Revolving Credit Agreement may accelerate repayment of the current outstanding balance. Additionally, an acceleration of the Senior Notes will constitute an event of default under the Secured Notes.  Moreover, at May 2, 2009, borrowings under the Revolving Credit Facility were $128.7 million. At the end of May 2009, we had $75.2 million of availability ($45.2 million of excess availability after  taking into consideration the $30.0 million minimum unused balance requirement under the Finlay Jewelry’s Revolving Credit Agreement), at which point the outstanding borrowings under the Revolving Credit Facility were $96.9 million. We may not be able to refinance or restructure our long-term debt before it becomes due. Moreover, the net sales proceeds from the liquidation of inventory in the closing locations may not be sufficient to repay the outstanding balance under Finlay Jewelry’s Revolving Credit Facility, which now matures in February 2010.

Effective with the February 2009 amendment to the Revolving Credit Agreement, we are required to achieve certain weekly targeted percentages of our sales and cash receipts and maintain cash disbursements below certain targeted percentages as set forth in our operating plan. We are currently in default of this covenant.  Although the lenders reserve all rights and remedies under the Revolving Credit Agreement and can accelerate repayment of the outstanding balance at any time, they have not exercised such rights at this time other than to impose the default interest rate effective June 1, 2009, as discussed below.  As a result of cross-default provisions, an acceleration would enable the holders of our long-term debt to declare a default and demand repayment as well.

As a result of these defaults, the lenders under the Revolving Credit Agreement are no longer obligated to permit us to borrow under the facility or issue letters of credit for our account.  We received a letter dated as of March 12, 2009, from GE (as agent under the Revolving Credit Agreement), pursuant to which GE, on behalf of all the lenders, reserved all rights and remedies under the Revolving Credit Agreement. GE and the lenders may, but are not obligated to, continue to issue letters of credit and permit us to borrow under the Revolving Credit Facility and GE and the lenders may terminate the Revolving Credit Agreement and/or demand immediate repayment at any time.

Effective June 1, 2009, the Revolving Credit Facility was further reduced by $50.0 million bringing the revolving line of credit down to $216.6 million, from $266.6 million. Additionally, as a consequence of certain events of default noted above, the lenders have imposed the default interest rate and any interest due and payable will be at a rate that is 2.00% in excess of the interest otherwise payable under the Revolving Credit Agreement. Effective June 1, 2009, the loans under Tranche A (up to $179.1 million) will bear interest at a floating rate equal to a margin of 5.00% over the Index Rate or 6.75% over LIBOR. Additionally, the loans under Tranche B (up to $37.5 million) will bear interest at a floating rate equal to a margin of 7.50% over the Index Rate or 9.25% over LIBOR.

A continuation of the recent deterioration of significant portions of the global financial markets could further negatively impact our performance. Declines in discretionary spending or in the availability of consumer credit could further reduce the volume of merchandise we sell, as well as the sales prices for the merchandise offered, and accordingly, our gross margin. In addition, concerns about the stability of the U.S. financial markets generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit, reduction of business activity, and increased market volatility. These negative economic conditions may result in financial difficulties for our vendors, the department stores and malls in which we operate and the financial institutions that are counterparties to our credit facilities, which could negatively affect us. It is not clear at this time what impact the federal government’s liquidity and funding initiatives that have been announced or that may be initiated in the future, will have on the financial markets, on the broader U.S. and global economies, or ultimately on us.

Results of Operations

The following table sets forth operating results as a percentage of sales for the periods indicated. The discussion that follows should be read in conjunction with the following table:

	Thirteen Weeks Ended
	May 2, 2009	May 3, 2008
Statement of Operations Data:
Sales	100.0%	100.0%
Cost of sales	58.8	56.4
Gross margin	41.2	43.6
Selling, general and administrative expenses	48.1	48.7
Depreciation and amortization	0.8	2.6
Loss from operations	(7.7)	(7.7)
Interest expense, net	8.2	5.8
Loss from continuing operations before income taxes	(15.9)	(13.5)
Benefit for income taxes	-	(5.1)
Loss from continuing operations	(15.9)	(8.4)
Discontinued operations, net of tax	(2.1)	0.6
Net loss	(18.0)%	(7.8)%

Thirteen Weeks Ended May 2, 2009 Compared with Thirteen Weeks Ended May 3, 2008

Sales. Sales for the thirteen weeks ended May 2, 2009 increased $17.2 million, or 12.1%, compared to the 2008 first quarter. Sales include $96.9 million from the department store based fine jewelry departments for the thirteen weeks ended May 2, 2009, which represented a 50.4% increase compared to $64.4 million for the thirteen weeks ended May 3, 2008. The increase is related to an increase in sales volume pertaining to the liquidation of inventory in the licensed department store locations. Sales also include $62.5 million in sales generated by our stand-alone jewelry stores in 2009 compared to $77.7 million in 2008, a decrease which primarily relates to a decline in consumer spending in a continued weak economic environment.

During the thirteen weeks ended May 2, 2009, we closed 193 of our licensed department store based fine jewelry departments, as follows:

Store Group	Number of Locations
Bon-Ton	72
Dillard’s	52
Lord & Taylor	36
Bloomingdale’s	34
194

These departments are included in discontinued operations in the accompanying Consolidated Statements of Operations.

Gross margin.  Gross margin increased by $3.8 million in the first quarter of 2009 compared to 2008. As a percentage of sales, gross margin decreased by 2.4% from 43.6% to 41.2%.  The components of this decrease in gross margin are as follows:

Component	%	Reason
Merchandise cost of sales	(16.4)%	Increase in cost of sales is due to increased volume in the closing locations as we liquidated a substantial amount of inventory as part of our strategic plan.
LIFO	12.1	Decrease in the LIFO provision is due to decreased inventory as we liquidated a substantial amount of inventory as part of our strategic plan.
Other	1.9	Decrease in various other components of cost of sales.
Net decrease	(2.4)%

Selling, general and administrative expenses. The components of SG&A include payroll expense, license fees, rent expense, net advertising expenditures and other field and administrative expenses. SG&A increased $7.5 million, or 10.8%, and decreased by 0.6%, as a percentage of sales, from 48.7% to 48.1%. The components of this decrease in SG&A are as follows:

Component	%	Reason
License and lease fees	1.9%	As a result of removing the departments that closed in 2008 and 2009, the increase is primarily due to the higher penetration of rent for the stand-alone jewelry stores, at higher rates, versus 2008.
Payroll expenses	(2.4)	Decrease is primarily due to the elimination of sales associate positions in the licensed departments that closed.
Net advertising expenditures	(1.6)	Decrease is due to the elimination of the advertising programs relating to the planned closing locations.
Other	1.5	Increase is primarily related to consulting fees of $2.5 million and severance costs of $1.6 million associated with our strategic plans to restructure the business.
Total decrease	(0.6)%

Depreciation and amortization. Depreciation and amortization for the thirteen weeks ended May 2, 2009 and May 3, 2008 totaled $1.3 million and $3.7 million, respectively. The decrease is associated with the write-off of fixed assets in 2008.

Interest expense, net. Net interest expense increased by $4.8 million primarily as a result of the write-off of deferred financing costs totaling $3.1 million, as well as increased amortization of deferred financing costs totaling $1.7 million. Average borrowings under the Revolving Credit Agreement, the Senior Notes and the Secured Notes, decreased to $426.1 million for the first quarter of 2009 compared to $482.2 million for the comparable 2008 period, which reflects the pay-down of the outstanding balance under the Revolving Credit Agreement. The weighted average interest rate on all outstanding borrowings was approximately 7.4% for the first quarter of 2009 compared with 6.7% for the comparable period in 2008.

Benefit for income taxes. The income tax benefit for the 2008 period reflects an effective tax rate of 37.7% as compared to no effective tax rate in 2009. The 2009 benefit was eliminated as a result of a required increase in the valuation allowance against deferred tax assets.

Discontinued operations. Discontinued operations for the thirteen weeks ended May 2, 2009 and May 2, 2008 includes the results of operations from the licensed departments stores which closed in the first quarter of 2009 and during 2008. Total sales generated from these departments during the thirteen weeks ended May 2, 2009 and May 3, 2008, were $21.5 million and $63.0 million, respectively. Gross margin as a percentage of sales, related to discontinued departments decreased 22.1% from 47.9% in 2008, to 25.8% in 2009, as we liquidated inventory in the closing departments.  The net loss from discontinued operations for 2009 was $3.4 million compared to net income from discontinued operations of $0.9 million during the comparable period in 2008.

        Net loss. Net loss of $28.7 million for the 2009 period compares to a net loss of $11.0 million in the prior year period as a result of the factors discussed above.

Liquidity and Capital Resources

As discussed above, in February 2009, we announced the adoption of our strategic plan to exit the licensed department store based business. In addition, we anticipate closing approximately half of our specialty jewelry stores in 2009. In conjunction with the adoption of this strategic plan, Finlay Jewelry amended its Revolving Credit Agreement in February 2009, as adjusted in March and June 2009, to reduce the Revolving Credit Agreement from $550.0 million to $216.6 million and to increase the interest rates thereunder. The February 2009 amendment also requires us to comply with various milestones in connection with the strategic plan, to provide additional financial reporting to the lenders and to maintain compliance with a variance covenant from the approved restructuring budget.  Additionally, the Revolving Credit Agreement now matures in February 2010. The net sales proceeds from the liquidation  of inventory will be used to repay our outstanding balance under Finlay Jewelry’s Revolving Credit Facility in 2009.  In conjunction with the execution of our strategic plan, we have initiated a formal process whereby parties may indicate their interest in our business or assets.

Effective with the February 2009 amendment to the Revolving Credit Agreement, we are required to achieve certain weekly targeted percentages of our sales and cash receipts and maintain cash disbursements below certain targeted percentages as set forth in our operating plan. We are currently in default of this covenant.  Although the lenders reserve all rights and remedies under the Revolving Credit Agreement and can accelerate repayment of the outstanding balance at any time, they have not exercised such rights at this time other than to impose the default interest rate effective June 1, 2009, as discussed below.  As a result of cross-default provisions, an acceleration would enable the holders of our long-term debt to declare a default and demand repayment as well.

As a result of these defaults, the lenders under the Revolving Credit Agreement are no longer obligated to permit us to borrow under the facility or issue letters of credit for our account.  We received a letter dated as of March 12, 2009, from GE (as agent under the Revolving Credit Agreement), pursuant to which GE, on behalf of all the lenders, reserved all rights and remedies under the Revolving Credit Agreement. GE and the lenders may, but are not obligated to, continue to issue letters of credit and permit us to borrow under the Revolving Credit Facility and GE and the lenders may terminate the Revolving Credit Agreement and/or demand immediate repayment at any time.

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

Effective June 1, 2009, the Revolving Credit Facility was further reduced by $50.0 million decreasing the revolving line of credit to $216.6 million, from $266.6 million. Additionally, as a consequence of certain events of default noted above, the lenders have imposed the default interest rate and any interest due and payable shall be at a rate that is 2.00% in excess of the interest otherwise payable under the Revolving Credit Agreement. Effective June 1, 2009, the loans under Tranche A (up to $179.1 million) will bear interest at a floating rate equal to a margin of 5.00% over the Index Rate or 6.75% over LIBOR. Additionally, the loans under Tranche B (up to $37.5 million) will bear interest at a floating rate equal to a margin of 7.50% over the Index Rate or 9.25% over LIBOR.

Our ability to continue as a going concern is dependent on the successful implementation of our strategic plan, the repayment of the amounts due under the Revolving Credit Facility and our ability to secure a new line of credit on or before the maturity date of the Revolving Credit Agreement. In addition, we experienced a significant operating loss in 2008, we have incurred an operating loss in the first quarter of 2009, and we are expected to incur operating losses for the remainder of 2009. As discussed above, we are in default of certain covenants under the Revolving Credit Agreement. These uncertainties raise substantial doubt about our ability to continue as a going concern. Accordingly, the independent auditor’s report accompanying our 2008 Form 10-K contains a going concern explanatory paragraph, which also constitutes a default under the Revolving Credit Agreement.

Information about our financial position as of May 2, 2009 and January 31, 2009 is presented in the following table:
	May 2, 2009	January 31, 2009
	( in thousands)
Cash and cash equivalents	$4,714	$3,414
Working capital	143,729	166,227
Short-term debt	128,650	236,241
Long-term debt	237,362	232,947
Stockholders’ equity (deficit)	(21,656)	6,923

Our primary capital requirements are to repay the amounts outstanding under the Revolving Credit Facility and to fund working capital for go forward specialty jewelry locations, as well as license fees to host store groups and rent payments for the stand-alone specialty jewelry stores. For the thirteen weeks ended May 2, 2009, capital expenditures totaled $0.5 million.

Cash flows provided by (used in) operating, investing and financing activities for the thirteen weeks ended May 2, 2009 and May 3, 2008 were as follows:

	Thirteen Weeks Ended
	May 2,	May 3,
	2009	2008
	( in thousands)
Operating activities	$81,116	$(71,890)
Investing activities	32,814	(11,735)
Financing activities	(112,630)	83,657
Net increase in cash and cash equivalents	$1,300	$32

Operating Activities

During 2009, the primary source of our liquidity is expected to be cash flows from operating activities as we liquidate inventory in the closing department store and specialty jewelry store locations as well as excess inventory in the go forward specialty jewelry stores. The key component of operating cash flow is merchandise sales. Operating cash outflows include payments to vendors for inventory, services and supplies, payments for employee payroll, license fees, rent and payments of interest and taxes. Net cash flows provided by operating activities were $81.1 million for the thirteen weeks ended May 2, 2009, as compared with net cash flows used in operating activities of $71.9 million in the comparable prior year period. Inventory levels at May 2, 2009 decreased by $98.4 million, or 22.2%, as compared to January 31, 2009, primarily related to a $51.3 million decrease in inventory in our licensed fine jewelry departments and a $40.1 million decrease in inventory in our stand alone specialty jewelry stores as a result of our initiatives to liquidate inventory in an effort to reduce on hand inventory levels and positively impact cash flows.

Our operations involving licensed fine jewelry departments substantially preclude customer receivables as our license agreements typically require host stores to remit sales proceeds for each month (without regard to whether such sales were cash, store credit or national credit card) to us approximately three weeks after the end of such month. Our working capital balance was $143.7 million at May 2, 2009, a decrease of $22.5 million from January 31, 2009.

The seasonality of our business causes working capital requirements, and therefore, borrowings under the Revolving Credit Agreement, to reach their highest level in the months of October, November and December in anticipation of the year-end holiday season. Accordingly, we experience seasonal cash needs as inventory levels peak.

Investing Activities

Net cash provided by investing activities of $32.8 million for the thirteen weeks ended May 2, 2009 primarily relates to cash proceeds from the sale of certain assets to Bloomingdale’s. The assets included inventory and fixed assets for the 34 departments that we operated in Bloomingdale’s for a purchase price of approximately $33.4 million. The proceeds from this transaction were used to pay-down a portion of the outstanding balance under the Revolving Credit Facility. Net cash used in investing activities for the thirteen weeks ended May 3, 2008 totaled $11.7 million and primarily related to capital expenditures amounting to $6.2 million primarily for opening new locations and renovating existing locations and $5.6 million associated with the acquisition of Bailey Banks & Biddle.

Financing Activities

Net cash used in financing activities was $112.6 million for the thirteen weeks ended May 2, 2009, consisting primarily of proceeds from, and principal repayments on, the Revolving Credit Facility. Net cash provided by financing activities was $83.7 million for the thirteen weeks ended May 3, 2008.

The Revolving Credit Agreement, recently amended in February 2009, as adjusted in March 2009, provides Finlay Jewelry with a line of credit up to $266.6 million to finance working capital needs. Effective February 25, 2009, the loans under Tranche A (up to $229.1 million) bore interest at a floating rate equal to a margin of 3.00% over the Index Rate or 4.75% over LIBOR. Additionally, the loans under Tranche B (up to $37.5 million) bore interest at a floating rate equal to a margin of 5.50% over the Index Rate or 7.25% over LIBOR. Prior to February 25, 2009, the loans under Tranche A bore interest in accordance with a graduated pricing matrix based on the average excess availability under the facility for the previous quarter. Additionally, the loans under Tranche B bore interest at a floating rate equal to a margin of 3.50% over the Index Rate or 5.25% over LIBOR. The Index Rate is equal to the higher of (i) the federal funds rate plus 125 basis points and (ii) the publicly quoted rate as published by the Wall Street Journal as the “prime rate”. The weighted average interest rate was 5.2% and 5.5% for the thirteen weeks ended May 2, 2009 and May 3, 2008, respectively.

Effective June 1, 2009, the Revolving Credit Facility was further reduced by $50.0 million, decreasing the revolving line of credit to $216.6 million from $266.6 million. Additionally, as a result of certain events of default, the lenders have imposed the default interest rate and any interest due and payable shall be at a rate that is 2.00% in excess of the interest otherwise payable under the Revolving Credit Agreement. Effective June 1, 2009, the loans under Tranche A (up to $179.1 million) will bear interest at a floating rate equal to a margin of 5.00% over the Index Rate or 6.75% over LIBOR. Additionally, the loans under Tranche B (up to $37.5 million) will bear interest at a floating rate equal to a margin of 7.50% over the Index Rate or 9.25% over LIBOR.

Borrowings under the Revolving Credit Facility were $128.7 million at May 2, 2009, compared to $236.2 million at January 31, 2009. At the end of May 2009, we had $75.2 million of availability ($45.2 million of excess availability after taking into consideration the $30.0 million minimum unused balance requirement under the Finlay Jewelry’s Revolving Credit Agreement), at which point the outstanding borrowings under the Revolving Credit Facility were $96.9 million. The average amounts outstanding under the Revolving Credit Facility were $190.1 million and $282.8 million for the thirteen weeks ended May 2, 2009 and May 3, 2008, respectively.  At May 2, 2009 we had $57.7 million of availability ($27.7 million of excess availability after taking into consideration the $30.0 million minimum unused balance requirement). Our lowest level of availability during the thirteen weeks ended May 2, 2009 was $33.2 million, at which point outstanding borrowings under the Revolving Credit Facility were $217.8 million ($3.2 million of excess availability after taking into consideration the $30.0 million minimum unused balance requirement).

The Revolving Credit Agreement contains customary covenants, including limitations on, or relating to, liens, indebtedness, investments, mergers, acquisitions, affiliate transactions, management compensation and the payment of dividends and other restricted payments. We are required to maintain a minimum of $30.0 million of availability under the facility and, as of May 2, 2009, we were in compliance with this requirement. Effective with the February 2009 amendment to the Revolving Credit Agreement, we are required to achieve certain weekly targeted percentages of our sales and cash receipts and maintain cash disbursements below certain targeted percentages as set forth in our operating plan, and we are currently in default of this covenant.  Although the lenders reserve all rights and remedies under the Revolving Credit Agreement and can accelerate repayment of the outstanding balance at any time, they have not exercised such rights at this time other than to impose the default interest rate effective June 1, 2009, as discussed above.

In 2008, Finlay Jewelry executed several agreements to exchange $159.4 million of its Senior Notes held by the Participating Noteholders for new Third Lien Notes. In addition, the Participating Noteholders purchased $22.8 million of new Second Lien Notes.

Interest on the Secured Notes is payable semi-annually in arrears on June 1 and December 1 of each year.  Interest on the Second Lien Notes began to accrue as of the issuance date and is payable beginning on June 1, 2009 in pay-in-kind interest or PIK Interest at 12.125% per annum from the issuance date until December 1, 2010, and thereafter in cash at 11.375% per annum.  Interest on the Third Lien Notes began to accrue PIK Interest at 8.945% per annum as of June 1, 2008, which was paid in PIK Interest on December 1, 2008, and will be payable in PIK Interest at 8.945% per annum from December 2, 2008 until December 1, 2010, and thereafter in cash at 8.375% per annum.  The PIK Interest on the Secured Notes is payable upon maturity of the Secured Notes. Interest on the Senior Notes continues to be payable in cash semi-annually on June 1 and December 1 of each year. On June 1, 2009, the semi-annual interest payment of $1.7 million was due to the holders of the Senior Notes and was not paid by Finlay Jewelry. The indenture relating to the Senior Notes provides for a 30-day grace period.  It is unlikely that Finlay Jewelry will make the interest payment within the grace period.  Failure to make the payment within the 30-day grace period will trigger an event of default under the indenture relating to the Senior Notes and an event of default under the Revolving Credit Agreement.  If this were to occur, the trustee or the holders of at least 25% of the outstanding Senior Notes may declare the Senior Notes to be immediately due and payable and the lenders under the Revolving Credit Agreement may accelerate repayment of the current outstanding balance.  Additionally, an acceleration of the Senior Notes will constitute an event of default under the Secured Notes.

As a result of the above transactions, as of May 2, 2009, there were approximately $196.8 million of Secured Notes outstanding and $40.6 million of Senior Notes outstanding. The amounts required to satisfy the aggregate of Finlay Jewelry’s interest expense totaled $6.4 million and $4.0 million for the thirteen weeks ended May 2, 2009, and May 3, 2008, respectively. The refinancing of the Senior Notes enables Finlay Jewelry to eliminate a significant portion of the cash interest payment of $16.8 million that would have been payable annually on the Senior Notes as the Secured Notes include PIK Interest until December 1, 2010.

The indentures related to the Senior Notes and the Secured Notes contain restrictions relating to, among other things, the payment of dividends, redemptions or repurchases of capital stock, the incurrence of additional indebtedness, the making of certain investments, the creation of certain liens, the sale of certain assets, entering into transactions with affiliates, engaging in mergers and consolidations and the transfer of all or substantially all assets.  We were in compliance with all such covenants as of May 2, 2009.

As a result of our deteriorating liquidity position during the past twelve months, many of our key vendors curtailed their historical credit terms.  Further, many of these vendors are party to the secured position negotiated in February 2009, as modified in May 2009 under the terms of the Third Lien Notes for $24.9 million of trade payable balances.  Additional restrictions on the credit limits or payment terms that we have with our vendors could have an adverse impact on our liquidity position.

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

Seasonality

Our business is highly seasonal, with a significant portion of our sales and income from operations generated during the fourth quarter of each year, which includes the year-end holiday season. The fourth quarter of 2008 accounted for an average of approximately 41.0% of our annual sales. We have typically experienced net losses in the first three quarters of our fiscal year. During these periods, working capital requirements have been funded by borrowings under the Revolving Credit Agreement. Accordingly, the results for any of the first three quarters of any given fiscal year, taken individually or in the aggregate, are not indicative of annual results.

Inflation

The effect of inflation on our results of operations has not been material in the periods discussed.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are periodically re-evaluated, as appropriate, and adjustments are made when facts and circumstances dictate a change. However, since future events and their impact cannot be determined with certainty, actual results may differ from our estimates, and such differences could be material to the consolidated financial statements. Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates. There have been no changes in our significant accounting policies since January 31, 2009. Our significant accounting policies relate to merchandise inventories, vendor allowances, long-lived assets, revenue recognition, self-insurance reserves, income taxes and accounting for acquisitions. A summary of our significant accounting policies and a description of accounting policies that we believe are most critical may be found in Note 2 of Notes to the Consolidated Financial Statements included in our Form 10-K.

Special Note Regarding Forward-Looking Statements

This Form 10-Q includes forward-looking statements. All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. You can identify these forward-looking statements by the use of words like "strategy," "expect," "plan," "believe," "will," "estimate," "intend," "project," "goals," "target," "anticipating," "hope" and other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results, performance or achievements to differ materially from those reflected in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under MD&A.  Important factors that could cause actual results to differ materially include, but are not limited to:

•	Our ability to continue as a going concern;

•	Our ability to successfully implement our strategic plan to exit the licensed department store based business and close approximately half of our specialty jewelry stores;

•	Our high degree of leverage and our ability to refinance Finlay Jewelry’s long-term debt and/or obtain a new revolving line of credit to operate our go forward specialty jewelry stores;

•	The fact that the lenders can demand immediate repayment of the current outstanding balance under the Revolving Credit Agreement at any time;

•
The fact that if Finlay Jewelry does not pay the June 1, 2009 interest payment due under the Senior Notes indenture within the grace period, the trustee or holders of the Senior Notes can demand immediate repayment of the Senior Notes at any time;

•	Low or negative growth in the economy or in the financial markets which reduces discretionary spending on goods perceived to be luxury items;

•	The transition of our senior management team;

•	Our ability to renegotiate certain on-going leases for specialty jewelry stores on more favorable terms or to negotiate new leases with acceptable terms;

•	The seasonality of the retail jewelry business;

•	Our ability to continue to obtain merchandise from our vendors on acceptable credit terms;

•	Our ability to continue our current customer credit programs with our third party providers;

•	The impact of fluctuations in gold and diamond prices;

•	Competition in the retail jewelry business and fluctuations in our quarterly results;

•	The availability to us of alternate sources of merchandise supply in the case of an abrupt loss of any significant supplier;

•	Our ability to identify and rapidly respond to fashion trends as well as our ability to maintain flexible return privileges on owned merchandise;

•	Our ability to increase comparable store sales;

•	Our ability to regain compliance with applicable contractual covenants and to maintain such compliance;

•	Changes in regulatory requirements which are applicable to our business;

•	The impact of future claims and legal actions arising in the ordinary course of business; and

•	Attacks or threats of attacks by terrorists or war which may negatively impact the economy and/or the financial markets and reduce discretionary spending.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk through the interest rate on our borrowings under the Revolving Credit Agreement, which has a variable interest rate. Based on the average amounts outstanding under the Revolving Credit Agreement for 2008, a 100 basis point increase in interest rates would have resulted in an increase in interest expense of approximately $3.1 million in 2008. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities.

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

Changes in Internal Controls over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended May 2, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there was no such change during the quarter ended May 2, 2009.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are involved in legal proceedings, most of which arise out of our operations in the normal course of business.  As of June 12, 2009, we are not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our consolidated financial statements. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our consolidated financial statements.

Item 1A. Risk Factors

We are subject to a variety of risks which could materially affect our business, financial condition or future results, including but not limited to those referenced under the heading “Executive Overview — Risks and Uncertainties” in Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q and those discussed in Item 1A – “Risk Factors” in our Form 10-K for the year ended January 31, 2009.  Except as set forth under “Executive Overview — Risks and Uncertainties” and elsewhere in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q, we do not believe there have been any material changes to the risk factors previously disclosed in our Form 10-K for the year ended January 31, 2009, except as follows:

We are not in compliance with certain financial covenants under the Revolving Credit Agreement.

Effective with the February 2009 amendment to the Revolving Credit Agreement, we are required to achieve certain weekly targeted percentages of our sales and cash receipts and maintain cash disbursements below certain targeted percentages as set forth in our operating plan, and we are currently in default of this covenant.  Although the lenders reserve all rights and remedies under the Revolving Credit Agreement and can accelerate repayment of the outstanding balance at any time, they have not exercised such rights at this time other than to impose the default interest rate effective June 1, 2009, as discussed below.  As a result of cross-default provisions, an acceleration would enable the holders of our long-term debt to declare a default and demand repayment as well.  As a consequence of the events of default, effective June 1, 2009, the lenders have imposed the default interest rate and any interest due and payable under the Revolving Credit Agreement shall be at a rate that is 2.00% in excess of the interest otherwise payable. If our lenders or the holders of our long-term debt accelerate repayment, we may be unable to continue operating our business.

If Finlay Jewelry does not pay the interest payment due under the Senior Notes indenture within the grace period, the trustee or holders of the Senior Notes can demand immediate repayment of the Senior Notes at any time.

On June 1, 2009, the semi-annual interest payment was due to the holders of the Senior Notes and was not paid by Finlay Jewelry. The indenture relating to the Senior Notes provides for a 30-day grace period. It is unlikely that Finlay Jewelry will make the interest payment within the grace period. Failure to make the payment within the 30-day grace period will trigger an event of default under the indenture relating to the Senior Notes and an event of default under the Revolving Credit Agreement. If this were to occur, the trustee or the holders of a least 25% of the outstanding Senior Notes may demand immediate repayment of the Senior Notes at any time.  Additionally, an acceleration of the Senior Notes will constitute an event of default under the Secured Notes.  If our lenders or the holders of the Senior Notes accelerate repayment, we may be unable to continue operating our business.

The actual cost and benefits of our strategic plan to exit the licensed department store based business and close approximately half of our specialty jewelry stores in 2009 may differ from our expectations.

The implementation of our strategic plan will result in an 85.0% reduction in headcount in sales associate positions in the affected department and specialty store locations as well as administrative functions at the Company's New York headquarters.  The plan includes the liquidation of inventory and the termination of license agreements or leases in the affected department store based fine jewelry departments and specialty jewelry stores.  With respect to these actions, we expect to record a pre-tax charge in the range of $10.0 million to $12.0 million for severance and retention costs, lease termination costs and other items.  Our estimates relating to these actions may be further refined depending on subsequent developments or additional analysis.  Additionally, there are a number of risks and uncertainties with respect to these actions that could cause actual results to differ significantly from our expectations, and could otherwise have a negative impact on our business, financial condition and prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

        There were no shares of Common Stock repurchased by the Company during the first quarter of 2009. The Company’s stock repurchase program expired on September 30, 2005 and has not been renewed.

Item 5.  Other Information

Leslie A. Philip, Executive Vice President and Chief Merchandising Officer of the Company and Finlay Jewelry, retired from Finlay effective May 26, 2009.  In connection with her planned retirement, on May 21, 2009, Finlay Jewelry and Ms. Philip entered into a Severance Agreement and General Release (the “Agreement”). Pursuant to the terms of the Agreement, Ms. Philip is entitled to certain benefits under Finlay Jewelry’s regular policies and to certain conditional benefits following her retirement.

Under the terms of the Agreement, Ms. Philip has agreed, among other things, to release Finlay from all claims and to not disclose confidential or proprietary information obtained during her employment. Pursuant to the Agreement, Ms. Philip will receive, subject to her compliance with these obligations, a severance payment in the amount of twelve weeks’ salary, or $112,082.31, less applicable taxes and other withholding, payable in six installments.  Any payment in excess of two months’ base salary (the “Mitigated Benefits”) will be reduced by an amount equal to the gross amounts Ms. Philip receives or earns from employment or engagement in any business or activity with Finlay during the period for which the Mitigated Benefits are payable (“Other Income”).  As a condition to receipt of payment of the Mitigated Benefits, Ms. Philip is required, no later than seven days prior to the date such payment is due, certify in writing all amounts of Other Income earned during the preceding payroll period so that the appropriate offsets can be made.

This summary should be read in conjunction with, and is qualified in its entirety by reference to, the Agreement, a copy of which is attached as Exhibit 10.31 to this Form 10-Q and is incorporated herein by reference.

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

10.2(a)(iii)
Retention Bonus Agreement, dated as of March 11, 2009, among the Company, Finlay Jewelry and Arthur E. Reiner (incorporated by reference to Exhibit 10.1 filed as part of the Current Report on Form 8-K filed by the Company on March 12, 2009).

10.8(i)
Limited Consent and Amendment No. 2, dated as of February 25, 2009, to Fourth Amended and Restated Credit Agreement, among Finlay Jewelry, Carlyle & Co. Jewelers LLC, and L. Congress, Inc., as borrowers, the Company, Finlay Jewelry, Inc., Finlay Merchandising & Buying LLC, eFinlay, Inc. and Park Promenade LLC, as credit parties, General Electric Capital Corporation, as agent for the lenders, and the lenders parties thereto (incorporated by reference to Exhibit 10.1 filed as part of the Current Report on Form 8-K filed by the Company on March 3, 2009).

10.22
Finlay Executive Severance Pay Plan, amended and restated effective March 19, 2009 (incorporated by reference to Exhibit 10.22 filed as part of the Annual Report on Form 10-K for the period ended January 31, 2009 filed by the Company on May 1, 2009).

10.31	Severance Agreement and General Release, dated as of May 21, 2009, between Finlay Jewelry and Leslie Philip.

31.1	Certification of principal executive officer pursuant to the Sarbanes-Oxley Act of 2002, Section 302.

31.2	Certification of principal financial officer pursuant to the Sarbanes-Oxley Act of 2002, Section 302.

32.1	Certification of principal executive officer pursuant to the Sarbanes-Oxley Act of 2002, Section 906.

32.2	Certification of principal financial officer pursuant to the Sarbanes-Oxley Act of 2002, Section 906.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 16, 2009	FINLAY ENTERPRISES, INC.

	By:	/s/ Bruce E. Zurlnick
Bruce E. Zurlnick
Senior Vice President, Treasurer
and Chief Financial Officer
(As both a duly authorized officer of
registrant and as principal financial
officer of registrant)